Form 10-Q
period 2016-03-31
OLIN CORP
filed 2016-05-03
CIK 74303

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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

As of March 31, 2016, 165,150,271 shares of the registrant’s common stock were outstanding.

Part I — Financial Information

Item 1.  Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets
(In millions, except per share data)
(Unaudited)

	March 31, 2016	December 31, 2015	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$315.6	$392.0	$196.8
Receivables, net	813.2	783.4	303.8
Income taxes receivable	36.3	32.9	15.1
Inventories	679.5	685.2	216.1
Current deferred income taxes	—	—	54.0
Other current assets	32.8	39.9	17.4
Total current assets	1,877.4	1,933.4	803.2
Property, plant and equipment (less accumulated depreciation of $1,587.9, $1,499.4 and $1,357.9)	3,859.0	3,953.4	919.9
Deferred income taxes	107.4	95.9	12.9
Other assets	463.8	454.6	70.2
Intangible assets, net	663.2	677.5	119.8
Goodwill	2,146.1	2,174.1	747.1
Total assets	$9,116.9	$9,288.9	$2,673.1
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$205.1	$205.0	$16.4
Accounts payable	478.1	608.2	147.8
Income taxes payable	14.1	4.9	1.1
Accrued liabilities	352.3	328.1	205.1
Total current liabilities	1,049.6	1,146.2	370.4
Long-term debt	3,627.9	3,643.8	648.7
Accrued pension liability	635.2	648.9	167.2
Deferred income taxes	1,091.0	1,095.2	107.3
Other liabilities	340.4	336.0	361.3
Total liabilities	6,744.1	6,870.1	1,654.9
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share: authorized, 240.0 shares; issued and outstanding 165.2, 165.1 and 77.5 shares	165.2	165.1	77.5
Additional paid-in capital	2,238.9	2,236.4	792.1
Accumulated other comprehensive loss	(470.2)	(492.5)	(439.7)
Retained earnings	438.9	509.8	588.3
Total shareholders’ equity	2,372.8	2,418.8	1,018.2
Total liabilities and shareholders’ equity	$9,116.9	$9,288.9	$2,673.1

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Operations
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Sales	$1,348.2	$518.0
Operating expenses:
Cost of goods sold	1,175.4	433.2
Selling and administration	88.1	47.0
Restructuring charges	92.8	1.2
Acquisition-related costs	10.2	10.4
Other operating income (expense)	10.9	(0.2)
Operating (loss) income	(7.4)	26.0
Earnings of non-consolidated affiliates	0.2	0.4
Interest expense	48.5	7.1
Interest income	0.3	0.3
Income (loss) before taxes	(55.4)	19.6
Income tax (benefit) provision	(17.5)	6.5
Net (loss) income	$(37.9)	$13.1
Net (loss) income per common share:
Basic	$(0.23)	$0.17
Diluted	$(0.23)	$0.17
Dividends per common share	$0.20	$0.20
Average common shares outstanding:
Basic	165.1	77.4
Diluted	165.1	78.5

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net (loss) income	$(37.9)	$13.1
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net	15.5	(1.4)
Unrealized gains (losses) on derivative contracts, net	3.0	(0.3)
Amortization of prior service costs and actuarial losses, net	3.8	5.1
Total other comprehensive income, net of tax	22.3	3.4
Comprehensive (loss) income	$(15.6)	$16.5

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
(In millions, except per share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares Issued	Par Value
Balance at January 1, 2015	77.4	$77.4	$788.3	$(443.1)	$590.7	$1,013.3
Net income	—	—	—	—	13.1	13.1
Other comprehensive income	—	—	—	3.4	—	3.4
Dividends paid:
Common stock ($0.20 per share)	—	—	—	—	(15.5)	(15.5)
Common stock issued for:
Stock options exercised	0.1	0.1	2.7	—	—	2.8
Other transactions	—	—	(0.2)	—	—	(0.2)
Stock-based compensation	—	—	1.3	—	—	1.3
Balance at March 31, 2015	77.5	$77.5	$792.1	$(439.7)	$588.3	$1,018.2
Balance at January 1, 2016	165.1	$165.1	$2,236.4	$(492.5)	$509.8	$2,418.8
Net loss	—	—	—	—	(37.9)	(37.9)
Other comprehensive income	—	—	—	22.3	—	22.3
Dividends paid:
Common stock ($0.20 per share)	—	—	—	—	(33.0)	(33.0)
Common stock issued for:
Other transactions	0.1	0.1	0.9	—	—	1.0
Stock-based compensation	—	—	1.6	—	—	1.6
Balance at March 31, 2016	165.2	$165.2	$2,238.9	$(470.2)	$438.9	$2,372.8

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating Activities
Net (loss) income	$(37.9)	$13.1
Adjustments to reconcile net (loss) income to net cash and cash equivalents provided by (used for) operating activities:
Earnings of non-consolidated affiliates	(0.2)	(0.4)
Losses on disposition of property, plant and equipment	0.2	0.3
Stock-based compensation	2.2	1.8
Depreciation and amortization	129.7	34.4
Deferred income taxes	(14.7)	(3.1)
Write-off of equipment and facility included in restructuring charges	76.6	—
Qualified pension plan contributions	(0.5)	(0.2)
Qualified pension plan income	(9.0)	(6.8)
Change in:
Receivables	(16.8)	(40.7)
Income taxes receivable/payable	5.6	7.4
Inventories	6.3	(6.0)
Other current assets	6.5	(7.1)
Accounts payable and accrued liabilities	(99.7)	(6.3)
Other assets	2.1	0.1
Other noncurrent liabilities	(0.3)	2.4
Other operating activities	(3.1)	1.5
Net operating activities	47.0	(9.6)
Investing Activities
Capital expenditures	(76.1)	(23.3)
Proceeds from disposition of property, plant and equipment	0.1	0.6
Proceeds from disposition of affiliated companies	2.2	2.2
Other investing activities	—	(1.4)
Net investing activities	(73.8)	(21.9)
Financing Activities
Long-term debt repayments	(17.1)	(1.0)
Stock options exercised	—	2.0
Excess tax benefits from stock-based compensation	—	0.3
Dividends paid	(33.0)	(15.5)
Debt and equity issuance costs	—	(14.3)
Net financing activities	(50.1)	(28.5)
Effect of exchange rate changes on cash and cash equivalents	0.5	—
Net decrease in cash and cash equivalents	(76.4)	(60.0)
Cash and cash equivalents, beginning of period	392.0	256.8
Cash and cash equivalents, end of period	$315.6	$196.8
Cash paid for interest and income taxes:
Interest	$17.3	$6.6
Income taxes, net of refunds	$3.6	$1.6
Non-cash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$2.1	$2.4

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Financial Statements
(Unaudited)

DESCRIPTION OF BUSINESS

Olin Corporation (Olin) is a Virginia corporation, incorporated in 1892, having its principal executive offices in Clayton, MO. On October 5, 2015 (the Closing Date), we acquired from The Dow Chemical Company (TDCC) its U.S. Chlor Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses (collectively, the Acquired Business), whose operating results are included in the accompanying financial statements since the Closing Date. For segment reporting purposes, a portion of the Acquired Business’s operating results comprise the newly created Epoxy segment with the remaining operating results combined with Olin’s former Chlor Alkali Products and Chemical Distribution segments to comprise the newly created Chlor Alkali Products and Vinyls segment.

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

We have prepared the condensed financial statements included herein, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). The preparation of the consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. In our opinion, these financial statements reflect all adjustments (consisting only of normal accruals), which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures are appropriate. We recommend that you read these condensed financial statements in conjunction with the financial statements, accounting policies and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015. Certain reclassifications were made to prior year amounts to conform to the 2016 presentation.

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

The following table summarizes the aggregate purchase price for the Acquired Business and related transactions, after the final post-closing adjustments:

October 5, 2015
(In millions, except per share data)
Shares	87.5
Value of common stock on October 2, 2015	17.46
Equity consideration by exchange of shares	$1,527.4
Cash and debt instruments received by TDCC	2,095.0
Accrual for future payments	69.5
Up-front payments under the ethylene agreements	433.5
Total cash, debt and equity consideration	$4,125.4
Long-term debt assumed	569.0
Pension liabilities assumed	442.3
Aggregate purchase price	$5,136.7

The value of the common stock was based on the closing stock price on the last trading day prior to the Closing Date. The aggregate purchase price was adjusted for the final working capital adjustment and the final valuation for the pension liabilities assumed from TDCC.

In connection with the Acquisition, TDCC retained liabilities relating to the Acquired Business for litigation, releases of hazardous materials and violations of environmental law to the extent arising prior to the Closing Date.

For the three months ended March 31, 2016 and 2015, we incurred costs related to the Acquisition of $10.2 million and $10.4 million, respectively, which consisted of advisory, legal, accounting, integration and other professional fees. For the three months ended March 31, 2015, we incurred $0.4 million of financing-related fees.

For segment reporting purposes, the Acquired Business’s Global Epoxy operating results comprise the newly created Epoxy segment and U.S. Chlor Alkali and Vinyl and Global Chlorinated Organics (Acquired Chlor Alkali Business) operating results combined with our former Chlor Alkali Products and Chemical Distribution segments to comprise the newly created Chlor Alkali Products and Vinyls segment. The Acquired Business’s results of operations have been included in our consolidated results for the period subsequent to the Closing Date. Our results for the three months ended March 31, 2016 include Epoxy sales of $460.2 million and segment income of $8.2 million and Chlor Alkali Products and Vinyls include sales of the Acquired Chlor Alkali Business of $395.9 million and segment income of $56.3 million.

The Transactions have been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. As of March 31, 2016, we are continuing the process of determining the fair values of the Acquired Business’s tangible and intangible assets and liabilities. The purchase price allocation is preliminary until we complete our assessment. The following recognized amounts are subject to change:

•	Amounts for certain balances included in working capital pending receipt of certain information that could affect provisional amounts recorded;

•
amounts for intangible assets and property, plant and equipment, pending finalization of valuation efforts as well as the completion of procedures confirming the existence and condition of certain property, plant and equipment assets;

•	amounts for income tax liabilities, pending finalization of estimates and assumptions in respect of certain tax aspects of the transaction; and

•	amount of goodwill pending the completion of the valuation of the assets acquired and liabilities assumed.

We will finalize the amounts recognized as we obtain the information necessary to complete the analyses. We expect to finalize these amounts as soon as possible but no later than one year from the acquisition date. The following table summarizes the preliminary allocation of the purchase price to the Acquired Business’s assets and liabilities on the Closing Date:

	Initial Valuation	Measurement Period Adjustments	As of March 31, 2016
	($ in millions)
Total current assets	$921.7	$(2.9)	$918.8
Property, plant and equipment	3,090.8	—	3,090.8
Deferred taxes	76.8	—	76.8
Intangible assets	582.3	—	582.3
Other assets	426.5	6.2	432.7
Total assets acquired	5,098.1	3.3	5,101.4
Total current liabilities	357.6	(6.2)	351.4
Long-term debt	517.9	—	517.9
Accrued pension liability	447.1	(4.8)	442.3
Deferred tax liability	1,054.9	—	1,054.9
Other liabilities	2.0	6.2	8.2
Total liabilities assumed	2,379.5	(4.8)	2,374.7
Net identifiable assets acquired	2,718.6	8.1	2,726.7
Goodwill	1,427.5	(28.8)	1,398.7
Fair value of net assets acquired	$4,146.1	$(20.7)	$4,125.4

Measurement period adjustments for the three months ended March 31, 2016 primarily consisted of the final working capital adjustment and the final valuation for the pension liabilities assumed from TDCC. Included in total current assets are cash and cash equivalents of $25.4 million, inventories of $477.1 million and receivables of $416.0 million with a contracted value of $420.6 million. Included in total current liabilities are current installments of long-term debt of $51.1 million.

Based on preliminary valuations, purchase price was allocated to intangible assets as follows:

	October 5, 2015
	Weighted-Average Amortization Period	Gross Amount
		($ in millions)
Customers, customer contracts and relationships	15 Years	$490.3
Acquired technology	7 Years	85.0
Trade name	Indefinite	7.0
Total acquired intangible assets		$582.3

Based on preliminary valuations as of March 31, 2016, $1,398.7 million was assigned to goodwill, none of which is deductible for tax purposes. The primary reasons for the Acquisition and the principal factors that contributed to the Acquired Business purchase price that resulted in the recognition of goodwill are due to the providing of increased production capacity and diversification of Olin’s product portfolio, cost-saving opportunities and enhanced size and geographic presence. The cost-saving opportunities include improved operating efficiencies and asset optimization.

Goodwill recorded in the Acquisition is not amortized but will be reviewed for impairment annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.

Transaction financing

Prior to the Distribution, TDCC received from Spinco distributions of cash and debt instruments of Spinco with an aggregate value of $2,095.0 million (collectively, the Cash and Debt Distribution). On the Closing Date, Spinco issued $720.0 million aggregate principal amount of 9.75% senior notes due October 15, 2023 (2023 Notes) and $500.0 million aggregate principal amount of 10.0% senior notes due October 15, 2025 (2025 Notes and, together with the 2023 Notes, the Notes) to TDCC. TDCC transferred the Notes to certain unaffiliated securityholders in satisfaction of existing debt obligations of TDCC held or acquired by those unaffiliated securityholders. On October 5, 2015, certain initial purchasers purchased the Notes from the unaffiliated securityholders. Interest on the Notes began accruing from October 1, 2015 and will be paid semi-annually beginning on April 15, 2016. The Notes are not redeemable at any time prior to October 15, 2020. Neither Olin nor Spinco received any proceeds from the sale of the Notes. Upon the consummation of the Transactions, Olin became guarantor of the Notes.

On June 23, 2015, Spinco entered into a new five-year delayed-draw term loan facility of up to $1,050.0 million. As of the Closing Date, Spinco drew $875.0 million to finance the cash portion of the Cash and Debt Distribution. Also on June 23, 2015, Olin and Spinco entered into a new five-year $1,850.0 million senior credit facility consisting of a $500.0 million senior revolving credit facility, which replaced Olin’s $265.0 million senior revolving credit facility at the closing of the Merger, and a$1,350.0 million (subject to reduction by the aggregate amount of the term loans funded to Spinco under the Spinco term loan facility) delayed-draw term loan facility. As of the Closing Date, an additional $475.0 million was drawn by Olin under this term loan facility which was used to pay fees and expenses of the Transactions, obtain additional funds for general corporate purposes and refinance Olin’s existing senior term loan facility due in 2019. Subsequent to the Closing Date, these senior credit facilities were consolidated into a single $1,850.0 million senior credit facility, which includes a $1,350.0 million term loan facility. This new senior credit facility will expire in 2020. The $500.0 million senior revolving credit facility includes a $100.0 million letter of credit subfacility. The term loan facility includes amortization payable in equal quarterly installments at a rate of 5.0% per annum for the first two years, increasing to 7.5% per annum for the following year and to 10.0% per annum for the last two years. Under the new senior credit facility, we may select various floating rate borrowing options. The actual interest rate paid on borrowings under the senior credit facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the facility for the prior fiscal quarter. The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio). Compliance with these covenants is determined quarterly based on the operating cash flows.

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

On March 26, 2015, we and certain financial institutions executed commitment letters pursuant to which the financial institutions agreed to provide $3,354.5 million of financing to Spinco to finance the amount of the Cash and Debt Distribution and to provide financing, if needed, to Olin to refinance certain of our existing debt (the Bridge Financing), in each case on the terms and conditions set forth in the commitment letters. The Bridge Financing was not drawn on to facilitate the Transactions, and the commitments for the Bridge Financing were terminated as of the Closing Date. For the three months ended March 31, 2015, we paid deferred debt issuance costs of $14.3 million associated with the Bridge Financing.

Other acquisition-related transactions

In connection with the Transactions, certain additional agreements have been entered into, including, among others, an Employee Matters Agreement, a Tax Matters Agreement, site, transitional and other services agreements, supply and purchase agreements, real estate agreements, technology licenses and intellectual property agreements. Payments of approximately $69.5 million will be made related to certain acquisition-related liabilities including the final working capital adjustment.

In addition, Olin and TDCC have agreed to enter into arrangements for the long-term supply of ethylene by TDCC to Olin, pursuant to which, among other things, Olin has made upfront payments of $433.5 million upon the closing of the Merger in order to receive ethylene at producer economics and for certain reservation fees for the option to obtain additional future ethylene supply at producer economics. The fair value of the long-term supply contracts recorded as of the Closing Date was a long-term asset of $410.8 million which will be amortized over the life of the contracts as ethylene is received. If the options are exercised by us, additional payments will be made to TDCC of between $205 million and $215 million in 2017 and between $425 million and $465 million in 2020, which will increase the value of the long-term asset.

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

Three Months Ended March 31,
2015
(In millions, except per share data)
Sales	$1,439.0
Net loss	(39.5)
Net loss per common share:
Basic	$(0.24)
Diluted	$(0.24)

The pro forma financial information was prepared based on historical financial information and has been adjusted to give effect to pro forma adjustments that are (i) directly attributable to the Transactions, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The pro forma statement of income uses estimates and assumptions based on information available at the time. Management believes the estimates and assumptions to be reasonable; however, actual results may differ significantly from this pro forma financial information. The pro forma results presented do not include any anticipated synergies or other expected benefits that may be realized from the Transactions. The pro forma information is not intended to reflect the actual results that would have occurred had the companies actually been combined during the period presented.

The pro forma results for the three months ended March 31, 2015 primarily include recurring adjustments for re-pricing of sales, raw materials and services to/from TDCC relating to arrangements for long-term supply agreements for the sale of raw materials, including ethylene and benzene, and services pursuant to the Separation Agreement, adjustments to eliminate historical sales between the Acquired Business and Olin, additional amortization expense related to the fair value of acquired identifiable intangible assets, additional depreciation expense related to the fair value adjustment to property, plant and equipment, interest expense related to the incremental debt issued in conjunction with the Acquisition and an adjustment to tax-effect the aforementioned pro forma adjustments using an estimated aggregate statutory income tax rate of the jurisdictions to which the above adjustments relate.

In addition to the above recurring adjustments, the pro forma results for the three months ended March 31, 2015 included non-recurring adjustments of $10.4 million relating to the elimination of transaction costs incurred that are directly related to the Transactions, and do not have a continuing impact on our combined operating results.

RESTRUCTURING CHARGES

On March 21, 2016, we announced that we had made the decision to close a combined total of 433,000 tons of chlor alkali capacity across three separate locations. Associated with this action, we have permanently closed our Henderson, NV chlor alkali plant with 153,000 tons of capacity and will reconfigure the site to manufacture bleach and distribute caustic soda and hydrochloric acid. Also, the capacity of our Niagara Falls, NY chlor alkali plant has been reduced from 300,000 tons to 240,000 tons and the chlor alkali capacity at our Freeport, TX facility was reduced by 220,000. This 220,000 ton reduction was entirely from diaphragm cell capacity. For the three months ended March 31, 2016, we recorded pretax restructuring charges of $92.2 million for the write-off of equipment and facility costs, lease and other contract termination costs, employee severance and related benefit costs, employee relocation costs and facility exit costs related to these actions. We expect to incur additional restructuring charges through 2020 of approximately $45 million related to these capacity reductions.

On December 12, 2014, we announced that we had made the decision to permanently close the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014. This action reduced the facility’s chlor alkali capacity by 185,000 tons. Subsequent to the shut down, the plant predominantly focuses on bleach and hydrochloric acid, which are value-added products, as well as caustic soda. For the three months ended March 31, 2016 and 2015, we recorded pretax restructuring charges of $0.3 million and $1.2 million, respectively, for the write-off of equipment and facility costs, lease and other contract termination costs, facility exit costs and employee severance and related benefit costs related to these actions. We expect to incur additional restructuring charges through 2017 of approximately $4 million related to the shut down of this portion of the facility.

On November 3, 2010, we announced that we made the decision to relocate the Winchester centerfire pistol and rifle ammunition manufacturing operations from East Alton, IL to Oxford, MS. This relocation, when completed, is forecast to reduce Winchester’s annual operating costs by approximately $35 million to $40 million. Consistent with this decision we initiated an estimated $110 million five-year project, which includes approximately $80 million of capital spending. The capital spending was partially financed by $31 million of grants provided by the State of Mississippi and local governments. We currently expect to complete this relocation in the first half of 2016. For the three months ended March 31, 2016 and 2015, we recorded pretax restructuring charges of $0.3 million and less than $0.1 million, respectively, for employee severance and related benefit costs, employee relocation costs and facility exit costs related to these actions. We expect to incur additional restructuring charges through 2016 of approximately $1 million related to the transfer of these operations.

The following table summarizes the activity by major component of these 2016, 2014 and 2010 restructuring actions and the remaining balances of accrued restructuring costs as of March 31, 2016:

	Employee severance and job related benefits	Lease and other contract termination costs	Employee relocation costs	Facility exit costs	Write-off of equipment and facility	Total
	($ in millions)
Balance at January 1, 2015	$11.2	$4.5	$—	$—	$—	$15.7
Restructuring charges	—	0.7	0.1	0.2	0.2	1.2
Amounts utilized	(2.8)	—	(0.1)	(0.2)	(0.2)	(3.3)
Currency translation adjustments	(0.4)	(0.3)	—	—	—	(0.7)
Balance at March 31, 2015	$8.0	$4.9	$—	$—	$—	$12.9
Balance at January 1, 2016	$4.6	$2.1	$—	$—	$—	$6.7
Restructuring charges	3.9	9.2	0.2	2.9	76.6	92.8
Amounts utilized	(1.7)	(0.1)	(0.2)	(0.6)	(76.6)	(79.2)
Currency translation adjustments	0.1	0.1	—	—	—	0.2
Balance at March 31, 2016	$6.9	$11.3	$—	$2.3	$—	$20.5

The following table summarizes the cumulative restructuring charges of these 2016, 2014 and 2010 restructuring actions by major component through March 31, 2016:

	Chlor Alkali Products and Vinyls		Winchester	Total
	Becancour	Capacity Reductions
	($ in millions)
Write-off of equipment and facility	$3.5	$76.6	$—	$80.1
Employee severance and job related benefits	2.7	3.9	13.1	19.7
Facility exit costs	0.9	2.5	2.3	5.7
Pension and other postretirement benefits curtailment	—	—	4.1	4.1
Employee relocation costs	—	—	5.5	5.5
Lease and other contract termination costs	5.2	9.2	—	14.4
Total cumulative restructuring charges	$12.3	$92.2	$25.0	$129.5

As of March 31, 2016, we have incurred cash expenditures of $23.8 million and non-cash charges of $84.6 million related to these restructuring actions. The remaining balance of $20.5 million is expected to be paid out through 2020.

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

Allowance for doubtful accounts receivable consisted of the following:

	March 31,
	2016	2015
	($ in millions)
Balance at beginning of year	$6.4	$3.0
Provisions charged	1.4	0.2
Write-offs, net of recoveries	(1.5)	(0.1)
Balance at end of period	$6.3	$3.1

INVENTORIES

Inventories consisted of the following:

	March 31, 2016	December 31, 2015	March 31, 2015
	($ in millions)
Supplies	$73.7	$86.5	$40.2
Raw materials	88.0	91.5	63.6
Work in process	108.1	105.8	37.2
Finished goods	452.2	445.3	141.1
	722.0	729.1	282.1
LIFO reserve	(42.5)	(43.9)	(66.0)
Inventories, net	$679.5	$685.2	$216.1

In conjunction with the Acquisition, we obtained inventories with a fair value of $477.1 million as of October 5, 2015. Inventories are valued at the lower of cost or market. For U.S. inventories, inventory costs are determined principally by the dollar value last-in, first-out (LIFO) method of inventory accounting while for international inventories, inventory costs are determined principally by the first-in, first-out (FIFO) method of inventory accounting. Cost for other inventories has been determined principally by the average-cost method (primarily operating supplies, spare parts and maintenance parts). Elements of costs in inventories included raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at March 31, 2016 reflect certain estimates relating to inventory quantities and costs at December 31, 2016. The replacement cost of our inventories would have been approximately $42.5 million, $43.9 million and $66.0 million higher than reported at March 31, 2016, December 31, 2015 and March 31, 2015, respectively.

OTHER ASSETS

Included in other assets were the following:

	March 31, 2016	December 31, 2015	March 31, 2015
	($ in millions)
Investments in non-consolidated affiliates	$25.2	$25.0	$23.7
Deferred debt issuance costs	3.1	3.3	15.1
Bleach joint venture receivable	—	—	5.8
Tax-related receivables	14.4	1.5	6.6
Interest rate swaps	—	—	2.9
Supply contracts	402.2	406.5	—
Other	18.9	18.3	16.1
Other assets	$463.8	$454.6	$70.2

In connection with the Acquisition, Olin and TDCC have agreed to enter into arrangements for the long-term supply of ethylene by TDCC to Olin, pursuant to which, among other things, Olin has made upfront payments of $433.5 million upon the Closing Date in order to receive ethylene at producer economics and for certain reservation fees for the option to obtain additional future ethylene supply at producer economics. The fair value of the long-term supply contracts recorded as of the Closing Date was a long-term asset of $410.8 million which will be amortized over the life of the contracts as ethylene is received. If the options are exercised by us, additional payments will be made to TDCC of between $205 million and $215 million in 2017 and between $425 million and $465 million in 2020, which will increase the value of the long-term asset. Amortization expense of $4.3 million was recognized within cost of goods sold for the three months ended March 31, 2016 related to these supply contracts and is reflected in depreciation and amortization on the condensed statements of cash flows. The long-term supply contracts are monitored for impairment each reporting period.

GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill were as follows:

	Chlor Alkali Products and Vinyls	Epoxy	Total
	($ in millions)
Balance at January 1, 2015	$747.1	$—	$747.1
Acquisition activity	—	—	—
Balance at March 31, 2015	$747.1	$—	$747.1
Balance at January 1, 2016	$1,877.5	$296.6	$2,174.1
Acquisition activity	(23.3)	(5.5)	(28.8)
Foreign currency translation adjustment	0.6	0.2	0.8
Balance at March 31, 2016	$1,854.8	$291.3	$2,146.1

Intangible assets consisted of the following:

	March 31, 2016			December 31, 2015			March 31, 2015
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
	($ in millions)
Customers, customer contracts and relationships	$643.8	$(75.9)	$567.9	$641.0	$(64.0)	$577.0	$152.9	$(44.7)	$108.2
Trade name	17.9	(2.7)	15.2	17.9	—	17.9	10.9	—	10.9
Acquired technology	85.2	(5.7)	79.5	84.7	(2.7)	82.0	—	—	—
Other	2.3	(1.7)	0.6	2.3	(1.7)	0.6	2.3	(1.6)	0.7
Total intangible assets	$749.2	$(86.0)	$663.2	$745.9	$(68.4)	$677.5	$166.1	$(46.3)	$119.8

In conjunction with the Acquisition, we obtained intangible assets with a fair value of $582.3 million as of October 5, 2015.

Intangible assets with indefinite useful lives are reviewed annually in the fourth quarter and/or when circumstances or other events indicate the indefinite life is no longer supportable. In connection with the integration of the Acquired Business, in the first quarter of 2016, the KA Steel trade name was changed from an indefinite life intangible asset to an intangible asset with a finite useful life of one year. Amortization expense of $2.7 million was recognized within cost of goods sold for the three months ended March 31, 2016 related to the change in useful life.

EARNINGS PER SHARE

Basic and diluted net (loss) income per share are computed by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted net (loss) income per share reflects the dilutive effect of stock-based compensation.

	Three Months Ended March 31,
	2016	2015
Computation of Income (Loss) per Share	(In millions, except per share data)
Net (loss) income	$(37.9)	$13.1
Basic shares	165.1	77.4
Basic net (loss) income per share	$(0.23)	$0.17
Diluted shares:
Basic shares	165.1	77.4
Stock-based compensation	—	1.1
Diluted shares	165.1	78.5
Diluted net (loss) income per share	$(0.23)	$0.17

The computation of dilutive shares from stock-based compensation does not include 7.0 million shares and 1.4 million shares for the three months ended March 31, 2016 and 2015, respectively, as their effect would have been anti-dilutive.

ENVIRONMENTAL

We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites. Charges to income for investigatory and remedial efforts were material to operating results in 2015 and are expected to be material in 2016. The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $139.2 million, $138.1 million and $136.0 million at March 31, 2016, December 31, 2015 and March 31, 2015, respectively, of which $120.2 million, $119.1 million and $117.0 million, respectively, were classified as other noncurrent liabilities.

Environmental provisions charged to income, which are included in cost of goods sold, were $2.7 million and $0.7 million for the three months ended March 31, 2016 and 2015, respectively.

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

COMMITMENTS AND CONTINGENCIES

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities. As of March 31, 2016, December 31, 2015 and March 31, 2015, our condensed balance sheets included liabilities for these legal actions of $22.1 million, $21.2 million and $22.4 million, respectively. These liabilities do not include costs associated with legal representation. Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations. In connection with the Acquisition, TDCC retained liabilities related to litigation to the extent arising prior to the Closing Date.

During the ordinary course of our business, contingencies arise resulting from an existing condition, situation or set of circumstances involving an uncertainty as to the realization of a possible gain contingency. In certain instances such as environmental projects, we are responsible for managing the cleanup and remediation of an environmental site. There exists the possibility of recovering a portion of these costs from other parties. We account for gain contingencies in accordance with the provisions of Accounting Standards Codification (ASC) 450 “Contingencies” (ASC 450) and, therefore, do not record gain contingencies and recognize income until it is earned and realizable.

For the three months ended March 31, 2016, we recognized an insurance recovery of $11.0 million in other operating income (expense) for property damage and business interruption related to a 2008 chlor alkali facility incident.

SHAREHOLDERS’ EQUITY

On April 24, 2014, our board of directors authorized a share repurchase program for up to 8 million shares of common stock that will terminate in three years for any of the remaining shares not yet repurchased. For the three months ended March 31, 2016 and 2015, no shares were purchased and retired. As of March 31, 2016, we had purchased a total of 1.9 million shares under the April 2014 program, and 6.1 million shares remained authorized to be purchased. Under the Merger Agreement relating to the Acquisition, we were restricted from repurchasing shares of our common stock prior to the consummation of the Merger. For a period of two years subsequent to the Closing Date of the Merger, we will continue to be subject to certain restrictions on our ability to conduct share repurchases.

We issued 0.1 million shares representing stock options exercised for the three months ended March 31, 2015, with a total value of $2.8 million.

The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation Adjustment (net of taxes)	Unrealized Gains (Losses) on Derivative Contracts (net of taxes)	Pension and Postretirement Benefits (net of taxes)	Accumulated Other Comprehensive Loss
	($ in millions)
Balance at January 1, 2015	$(2.3)	$(4.2)	$(436.6)	$(443.1)
Unrealized losses	(1.4)	(2.4)	—	(3.8)
Reclassification adjustments into income	—	1.9	8.6	10.5
Tax benefit (provision)	—	0.2	(3.5)	(3.3)
Net Change	(1.4)	(0.3)	5.1	3.4
Balance at March 31, 2015	$(3.7)	$(4.5)	$(431.5)	$(439.7)
Balance at January 1, 2016	$(12.1)	$(6.9)	$(473.5)	$(492.5)
Unrealized gains	24.0	1.1	—	25.1
Reclassification adjustments into income	—	3.7	6.1	9.8
Tax provision	(8.5)	(1.8)	(2.3)	(12.6)
Net Change	15.5	3.0	3.8	22.3
Balance at March 31, 2016	$3.4	$(3.9)	$(469.7)	$(470.2)

Net (loss) income and cost of goods sold included reclassification adjustments for realized gains and losses on derivative contracts from accumulated other comprehensive loss.

Net (loss) income, cost of goods sold and selling and administrative expenses included the amortization of prior service costs and actuarial losses from accumulated other comprehensive loss. This amortization is recognized equally in cost of goods sold and selling and administrative expenses.

SEGMENT INFORMATION

We define segment results as income (loss) before interest expense, interest income, other operating income (expense), and income taxes, and include the operating results of non-consolidated affiliates. Consistent with the guidance in ASC 280 “Segment Reporting” (ASC 280), we have determined it is appropriate to include the operating results of non-consolidated affiliates in the relevant segment financial results. Beginning in the fourth quarter of 2015, we modified our reportable segments due to changes in our organization resulting from the Acquisition. We have three operating segments: Chlor Alkali Products and Vinyls, Epoxy and Winchester. For segment reporting purposes, the Acquired Business’s Global Epoxy operating results comprise the newly created Epoxy segment and the Acquired Chlor Alkali Business operating results combined with our former Chlor Alkali Products and Chemical Distribution segments comprise the newly created Chlor Alkali Products and Vinyls segment. The new reporting structure has been retrospectively applied to the financial results for all periods presented. The three operating segments reflect the organization used by our management for purposes of allocating resources and assessing performance. Chlorine used in our Epoxy segment is transferred at cost from the Chlor Alkali Products and Vinyls segment. Sales and profits are recognized in the Chlor Alkali Products and Vinyls segment for all caustic soda generated and sold by Olin.

	Three Months Ended March 31,
	2016	2015
Sales:	($ in millions)
Chlor Alkali Products and Vinyls	$704.3	$339.3
Epoxy	460.2	—
Winchester	183.7	178.7
Total sales	$1,348.2	$518.0
Income (loss) before taxes:
Chlor Alkali Products and Vinyls	$68.1	$24.1
Epoxy	8.2	—
Winchester	28.7	29.8
Corporate/other:
Pension income	12.2	7.1
Environmental expense	(2.7)	(0.7)
Other corporate and unallocated costs	(29.6)	(22.1)
Restructuring charges	(92.8)	(1.2)
Acquisition-related costs	(10.2)	(10.4)
Other operating income (expense)	10.9	(0.2)
Interest expense	(48.5)	(7.1)
Interest income	0.3	0.3
Income (loss) before taxes	$(55.4)	$19.6

STOCK-BASED COMPENSATION

Stock-based compensation granted includes stock options, performance stock awards, restricted stock awards and deferred directors’ compensation. Stock-based compensation expense was as follows:

	Three Months Ended March 31,
	2016	2015
	($ in millions)
Stock-based compensation	$4.4	$2.5
Mark-to-market adjustments	0.4	5.2
Total expense	$4.8	$7.7

The fair value of each stock option granted, which typically vests ratably over three years, but not less than one year, was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Grant date	2016	2015
Dividend yield	6.09%	2.92%
Risk-free interest rate	1.35%	1.69%
Expected volatility	32%	34%
Expected life (years)	6.0	6.0
Weighted average grant fair value (per option)	$1.90	$6.80
Weighted average exercise price	$13.14	$27.40
Shares granted	1,670,400	776,750

Dividend yield for 2016 and 2015 was based on a historical average. Risk-free interest rate was based on zero coupon U.S. Treasury securities rates for the expected life of the options. Expected volatility was based on our historical stock price movements, as we believe that historical experience is the best available indicator of the expected volatility. Expected life of the option grant was based on historical exercise and cancellation patterns, as we believe that historical experience is the best estimate of future exercise patterns.

PENSION PLANS AND RETIREMENT BENEFITS

Most of our employees participate in defined contribution pension plans. We provide a contribution to an individual retirement contribution account maintained with the Contributing Employee Ownership Plan (CEOP) primarily equal to an amount of between 5% and 10% of the employee’s eligible compensation. The defined contribution pension plans expense was $6.6 million and $4.3 million for the three months ended March 31, 2016 and 2015, respectively.

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
Effective as of the Closing Date, we changed the approach used to measure service and interest costs for our defined benefit pension plans and on December 31, 2015 changed this approach for our other postretirement benefits. Prior to the change, we measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. Subsequent to the change, we elected to measure service and interest costs by applying the specific spot rates along the yield curve to the plans’ estimated cash flows. We believe the new approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of our plan obligations. We have accounted for this change as a change in accounting estimate and, accordingly, have accounted for it on a prospective basis.
As of the Closing Date and as part of the Acquisition, our U.S. qualified defined benefit pension plan assumed certain U.S. qualified defined benefit pension obligations and assets related to active employees and certain terminated, vested retirees of the Acquired Business with a net liability of $281.7 million. In connection therewith, pension assets will be transferred from TDCC’s U.S. qualified defined benefit pension plans to our U.S. qualified defined benefit pension plan. Immediately prior to the Acquisition, the Acquired Business’s participant accounts assumed in the Acquisition were closed to new participants and were no longer accruing additional benefits.
Also as of the Closing Date, we assumed certain accrued defined benefit pension liabilities relating to employees of TDCC in Germany, Switzerland and other international locations who transferred to Olin in connection with the Acquisition. The net liability assumed as of the Closing Date was $160.6 million.

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$3.2	$1.6	$0.3	$0.3
Interest cost	22.4	20.6	0.5	0.6
Expected return on plans’ assets	(39.8)	(35.6)	—	—
Recognized actuarial loss	5.3	7.5	0.8	0.9
Curtailments/settlements	—	0.1	—	0.1
Net periodic benefit (income) cost	$(8.9)	$(5.8)	$1.6	$1.9

For the three months ended March 31, 2015, we recorded a curtailment charge of $0.2 million associated with permanently closing a portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014. This charge was included in restructuring charges for the three months ended March 31, 2015.

We made cash contributions to our international qualified defined benefit pension plans of $0.5 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively.

INCOME TAXES

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35.0% to income before taxes.

	Three Months Ended March 31,
Effective Tax Rate Reconciliation (Percent)	2016	2015
Statutory federal tax rate	35.0%	35.0%
Foreign rate differential	(3.8)	(0.1)
U.S. tax on foreign earnings	3.8	—
Domestic manufacturing/export tax incentive	—	(3.0)
Salt Depletion	(3.4)	(0.6)
Dividends paid to CEOP	(0.6)	(0.6)
State income taxes, net	(1.4)	0.6
Change in valuation allowance	0.1	1.0
Change in tax contingencies	1.6	—
Other, net	0.3	0.9
Effective tax rate	31.6%	33.2%

The condensed balance sheets include income tax receivables that are classified as other noncurrent assets of $1.5 million, $1.5 million and $6.6 million at March 31, 2016, December 31, 2015 and March 31, 2015, respectively.

As of March 31, 2016, we had $33.5 million of gross unrecognized tax benefits, which would have a net $31.9 million impact on the effective tax rate, if recognized. As of March 31, 2015, we had $36.1 million of gross unrecognized tax benefits, of which $35.0 million would have impacted the effective tax rate, if recognized. The amount of unrecognized tax benefits was as follows:

	March 31,
	2016	2015
	($ in millions)
Balance at beginning of year	$35.1	$36.1
Decreases for prior year tax positions	(1.6)	—
Balance at end of period	$33.5	$36.1

As of March 31, 2016, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $9.5 million over the next twelve months. The anticipated reduction primarily relates to settlements with taxing authorities and the expiration of federal, state and foreign statutes of limitation.

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

Tax Years
U.S. federal income tax	2008; 2010 - 2015
U.S. state income tax	2006 - 2015
Canadian federal income tax	2012 - 2015
Brazil	2014 - 2015
Germany	2015
China	2014 - 2015
The Netherlands	2014 - 2015
South Korea	2014 - 2015
Hong Kong	2015

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

We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies. At March 31, 2016, we had outstanding forward contracts to buy foreign currency with a notional value of $29.6 million and to sell foreign currency with a notional value of $98.9 million. All of the currency derivatives expire within one year and are for U.S. dollar (USD) equivalents. The counterparties to the forward contracts were large financial institutions; however, the risk of loss to us in the event of nonperformance by a counterparty could be significant to our financial position or results of operations. At December 31, 2015, we had outstanding forward contracts to buy foreign currency with a notional value of $21.7 million and to sell foreign currency with a notional value of $10.1 million. At March 31, 2015, we had no forward contracts to buy or sell foreign currencies.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates. The counterparty to these agreements is Citibank, N.A. (Citibank), a major financial institution. In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 6.75% senior notes due 2016 (2016 Notes). We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates. The counterparty to these agreements is also Citibank. The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016. As of March 31, 2016, $0.6 million of this gain was included in current installments of long-term debt. In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges. The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting. All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

We had the following notional amount of outstanding commodity forward contracts that were entered into to hedge forecasted purchases:

	March 31, 2016	December 31, 2015	March 31, 2015
	($ in millions)
Copper	$43.1	$43.6	$58.3
Zinc	8.5	8.7	5.6
Lead	9.1	9.3	18.5
Natural gas	0.9	2.0	4.3

As of March 31, 2016, the counterparty to $35.0 million of these commodity forward contracts is Wells Fargo Bank, N.A. (Wells Fargo), a major financial institution, and the counterparty to $26.6 million of these commodity forward contracts is Citibank, a major financial institution.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in the company’s manufacturing process. At March 31, 2016, we had open positions in futures contracts through 2021. If all open futures contracts had been settled on March 31, 2016, we would have recognized a pretax loss of $6.6 million.

If commodity prices were to remain at March 31, 2016 levels, approximately $2.7 million of deferred losses would be reclassified into earnings during the next twelve months. The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

Fair value hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps. We had no interest rate swaps designated as fair value hedges as of March 31, 2016, December 31, 2015 and March 31, 2015.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million, which will be recognized through 2017. As of March 31, 2016, $0.3 million of this gain was included in long-term debt. Pursuant to a note purchase agreement dated December 22, 1997, the SunBelt Chlor Alkali Partnership (SunBelt) sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G. We refer to these notes as the SunBelt Notes. The SunBelt Notes bear interest at a rate of 7.23% per annum, payable semi-annually in arrears on each June 22 and December 22.

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

The following table summarizes the location and fair value of the derivative instruments on our condensed balance sheets. The table disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis before giving effect to master netting arrangements:

	Asset Derivatives				Liability Derivatives
		Fair Value				Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2016	December 31, 2015	March 31, 2015	Balance Sheet Location	March 31, 2016	December 31, 2015	March 31, 2015
		($ in millions)				($ in millions)
Interest rate contracts	Other current assets	$—	$—	$—	Current installments of long-term debt	$0.6	$1.2	$—
Interest rate contracts	Other assets	—	—	—	Long-term debt	0.3	0.4	3.8
Commodity contracts – losses	Other current assets	—	—	—	Accrued liabilities	7.6	11.5	8.1
Commodity contracts – gains	Other current assets	—	—	—	Accrued liabilities	(1.0)	(0.1)	(0.5)
		$—	$—	$—		$7.5	$13.0	$11.4
Derivatives Not Designated as Hedging Instruments
Interest rate contracts – gains	Other current assets	$0.9	$1.2	$—	Accrued liabilities	$—	$—	$—
Interest rate contracts – losses	Other current assets	(0.4)	(0.1)	—	Accrued liabilities	—	—	—
Interest rate contracts – gains	Other assets	—	—	3.9	Other liabilities	—	—	—
Interest rate contracts – losses	Other assets	—	—	(1.0)	Other liabilities	—	—	—
Commodity contracts – losses	Other current assets	—	—	—	Accrued liabilities	0.1	0.2	1.2
Foreign exchange contracts – gains	Other current assets	0.4	0.1	—	Accrued liabilities	(0.3)	—	—
Foreign exchange contracts – losses	Other current assets	(0.4)	—	—	Accrued liabilities	1.8	—	—
		$0.5	$1.2	$2.9		$1.6	$0.2	$1.2
Total derivatives(1)		$0.5	$1.2	$2.9		$9.1	$13.2	$12.6

(1)	Does not include the impact of cash collateral received from or provided to counterparties.

The following table summarizes the effects of derivative instruments on our condensed statements of income:

		Amount of Gain (Loss)
		Three Months Ended March 31,
	Location of Gain (Loss)	2016	2015
Derivatives – Cash Flow Hedges		($ in millions)
Recognized in other comprehensive loss (effective portion)	———	$1.1	$(2.4)

Reclassified from accumulated other comprehensive loss into income (effective portion)	Cost of goods sold	$(3.7)	$(1.9)
Derivatives – Fair Value Hedges
Interest rate contracts	Interest expense	$0.7	$0.7
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of goods sold	$(0.4)	$(1.7)
Foreign exchange contracts	Selling and administration	(3.1)	—
		$(3.5)	$(1.7)

The ineffective portion of changes in fair value resulted in zero charged or credited to earnings for the three months ended March 31, 2016 and 2015.

Credit risk and collateral

By using derivative instruments, we are exposed to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract, our credit risk will equal the fair value gain in a derivative. Generally, when the fair value of a derivative contract is positive, this indicates that the counterparty owes us, thus creating a repayment risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, assume no repayment risk. We minimize the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties. We monitor our positions and the credit ratings of our counterparties, and we do not anticipate non-performance by the counterparties.

Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceed a specific threshold. If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability. As of March 31, 2016 and March 31, 2015, this threshold was not exceeded. As of December 31, 2015, the amount recognized in accrued liabilities for cash collateral provided by us to counterparties was $5.6 million. In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.

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

Determining which hierarchical level an asset or liability falls within requires significant judgment. We evaluate our hierarchy disclosures each quarter. The following table summarizes the assets and liabilities measured at fair value in the condensed balance sheets:

	Fair Value Measurements
Balance at March 31, 2016	Level 1	Level 2	Level 3	Total
Assets	($ in millions)
Interest rate swaps	$—	$0.5	$—	$0.5
Liabilities
Interest rate swaps	$—	$0.9	$—	$0.9
Commodity forward contracts	—	6.7	—	6.7
Foreign exchange contracts	—	1.5	—	1.5
Balance at December 31, 2015
Assets
Interest rate swaps	$—	$1.1	$—	$1.1
Foreign exchange contracts	—	0.1	—	0.1
Liabilities
Interest rate swaps	$—	$1.6	$—	$1.6
Commodity forward contracts	—	11.6	—	11.6
Balance at March 31, 2015
Assets
Interest rate swaps	$—	$2.9	$—	$2.9
Liabilities
Interest rate swaps	$—	$3.8	$—	$3.8
Commodity forward contracts	—	8.8	—	8.8

For the three months ended March 31, 2016, there were no transfers into or out of Level 1, Level 2 or Level 3.

Interest Rate Swaps

The fair value of the interest rate swaps was included in other current assets, current installments of long-term debt and long-term debt as of March 31, 2016 and December 31, 2015. The fair value of the interest rate swaps was included in other assets and long-term debt as of March 31, 2015. These financial instruments were valued using the “income approach” valuation technique. This method used valuation techniques to convert future amounts to a single present amount. The measurement was based on the value indicated by current market expectations about those future amounts. We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels.

Commodity Forward Contracts

The fair value of the commodity forward contracts was classified in accrued liabilities as of March 31, 2016, December 31, 2015 and March 31, 2015, with unrealized gains and losses included in accumulated other comprehensive loss, net of applicable taxes. These financial instruments were valued primarily based on prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for commodities. We use commodity forward contracts for certain raw materials and energy costs such as copper, zinc, lead, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations.

Foreign Currency Contracts

The fair value of foreign currency contracts was classified within other current assets and accrued liabilities as of March 31, 2016 and December 31, 2015, with gains and losses included in selling and administration expense as these financial instruments do not meet the criteria to qualify for hedge accounting. We had no fair value of foreign currency contracts as of March 31, 2015. We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies.

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

	Fair Value Measurements				Amount recorded on balance sheets
	Level 1	Level 2	Level 3	Total
	($ in millions)
Balance at March 31, 2016	$—	$3,778.5	$153.0	$3,931.5	$3,833.0
Balance at December 31, 2015	—	3,826.9	153.0	3,979.9	3,848.8
Balance at March 31, 2015	—	538.7	153.0	691.7	665.1

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by ASC 820. There were no assets measured at fair value on a nonrecurring basis as of March 31, 2016, December 31, 2015 and March 31, 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Background

We are a leading vertically-integrated global manufacturer and distributor of chemical products and a leading U.S. manufacturer of ammunition. For segment reporting purposes, a portion of the Acquired Business’s operating results comprise the newly created Epoxy segment with the remaining operating results combined with Olin’s former Chlor Alkali Products and Chemical Distribution segments to comprise the newly created Chlor Alkali Products and Vinyls segment. Our operations are concentrated in three business segments: Chlor Alkali Products and Vinyls, Epoxy and Winchester. All of our business segments are capital intensive manufacturing businesses. Chlor Alkali Products and Vinyls operating rates are closely tied to the general economy. Each segment has a commodity element to it, and, therefore, our ability to influence pricing is quite limited on the portion of the segment’s business that is strictly commodity.

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

Executive Summary

Chlor Alkali Products and Vinyls generated segment income of $68.1 million for the three months ended March 31, 2016 compared to $24.1 million for the three months ended March 31, 2015. Chlor Alkali Products and Vinyls segment income was higher than the prior year due to contributions of the Acquired Chlor Alkali Business and lower operating costs, partially offset by lower product prices. Chlor Alkali Products and Vinyls segment income included depreciation and amortization expense of $101.9 million and $29.1 million for the three months ended March 31, 2016 and 2015, respectively.

Epoxy segment income was $8.2 million for the three months ended March 31, 2016. Epoxy segment income included depreciation and amortization expense of $21.7 million for the three months ended March 31, 2016.

Winchester reported segment income of $28.7 million for the three months ended March 31, 2016 compared to $29.8 million for the three months ended March 31, 2015. The decrease in segment income in the first quarter of 2016 compared to 2015 reflects the impact of lower product prices and higher operating costs. These decreases were partially offset by lower commodity and other material costs and increased volumes and a more favorable product mix. Winchester’s segment income included depreciation and amortization expense of $4.6 million and $4.2 million for the three months ended March 31, 2016 and 2015, respectively.

On March 21, 2016, we announced that we had made the decision to close a combined total of 433,000 tons of chlor alkali capacity across three separate locations. Associated with this action, we have permanently closed our Henderson, NV chlor alkali plant with 153,000 tons of capacity and will reconfigure the site to manufacture bleach and distribute caustic soda and hydrochloric acid. Also, the capacity of our Niagara Falls, NY chlor alkali plant has been reduced from 300,000 tons to 240,000 tons and the chlor alkali capacity at our Freeport, TX facility was reduced by 220,000. This 220,000 ton reduction was entirely from diaphragm cell capacity. For the three months ended March 31, 2016, we recorded pretax restructuring charges of $92.2 million, of which $76.6 million were non-cash asset impairment charges.

Other operating income (expense) for the three months ended March 31, 2016 included an $11.0 million insurance recovery for property damage and business interruption related to a 2008 chlor alkali facility incident.

For the three months ended March 31, 2016, we made long-term debt repayments of $17.1 million including $16.9 million under the required quarterly installments of the $1,350.0 million term loan facility.

Consolidated Results of Operations

	Three Months Ended March 31,
	2016	2015
	($ in millions, except per share data)
Sales	$1,348.2	$518.0
Cost of goods sold	1,175.4	433.2
Gross margin	172.8	84.8
Selling and administration	88.1	47.0
Restructuring charges	92.8	1.2
Acquisition-related costs	10.2	10.4
Other operating income (expense)	10.9	(0.2)
Operating (loss) income	(7.4)	26.0
Earnings of non-consolidated affiliates	0.2	0.4
Interest expense	48.5	7.1
Interest income	0.3	0.3
Income (loss) before taxes	(55.4)	19.6
Income tax (benefit) provision	(17.5)	6.5
Net (loss) income	$(37.9)	$13.1
Net (loss) income per common share:
Basic	$(0.23)	$0.17
Diluted	$(0.23)	$0.17

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Sales for the three months ended March 31, 2016 were $1,348.2 million compared to $518.0 million in the same period last year, an increase of $830.2 million, or 160%. Sales of the Acquired Business were $856.1 million. Chlor Alkali Products and Vinyls sales generated from legacy businesses decreased by $30.9 million primarily due to lower product prices and lower volumes of hydrochloric acid and potassium hydroxide. The lower product prices were predominantly due to caustic soda and hydrochloric acid prices, partially offset by increased chlorine prices. Winchester sales increased by $5.0 million primarily due to increased shipments to commercial customers, partially offset by decreased shipments to military customers and law enforcement agencies.

Gross margin increased $88.0 million, or 104%, compared to the three months ended March 31, 2015. Gross margin of the Acquired Business was $96.6 million. Chlor Alkali Products and Vinyls gross margin from our legacy businesses declined $9.7 million, primarily due to lower product prices and decreased volumes of hydrochloric acid and potassium hydroxide. These decreases were partially offset by lower operating costs. The lower product prices were predominantly due to caustic soda and hydrochloric acid prices, partially offset by increased chlorine prices. Winchester gross margin increased $1.3 million primarily due to lower commodity and other material costs and increased volumes and a more favorable product mix, partially offset by lower product prices and higher operating costs. Gross margin as a percentage of sales decreased to 13% in 2016 from 16% in 2015.

Selling and administration expenses for the three months ended March 31, 2016 increased $41.1 million, or 87%, from the three months ended March 31, 2015 primarily due to selling and administration costs of the Acquired Business of $32.4 million, increased consulting fees of $4.6 million and higher legal and legal-related settlement expenses of $2.9 million. Selling and administration expenses as a percentage of sales were 7% in 2016 and 9% in 2015.

Restructuring charges for the three months ended March 31, 2016 included $92.2 million associated with the closure of 433,000 tons of chlor alkali capacity across three separate locations, of which $76.6 million were non-cash asset impairment charges. Restructuring charges for the three months ended March 31, 2016 and 2015 were also associated with permanently closing a portion of the Becancour, Canada chlor alkali facility and the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

Acquisition-related costs of $10.2 million and $10.4 million for the three months ended March 31, 2016 and 2015, respectively, were related to the Acquisition and consisted of advisory, legal, accounting, integration and other professional fees.

Other operating income (expense) for the three months ended March 31, 2016 included an $11.0 million insurance recovery for property damage and business interruption related to a 2008 chlor alkali facility incident.

Interest expense increased by $41.4 million for the three months ended March 31, 2016, primarily due to a higher level of debt outstanding due to the financing of the Acquisition.

The effective tax rate for the three months ended March 31, 2016 included $0.9 million of tax benefit associated with changes in uncertain tax positions primarily related to settlements with taxing authorities. After giving consideration to this item, the effective tax rate for the three months ended March 31, 2016 of 30.0% was lower than the 35% U.S. federal statutory rate primarily due to the favorable permanent tax deduction items, such as the salt depletion deduction and tax deductible dividends paid to the CEOP. The effective tax rate for the three months ended March 31, 2015 of 33.2% was lower than the 35% U.S. federal statutory rate, primarily due to favorable permanent tax deduction items, such as the domestic manufacturing deduction and tax deductible dividends paid to the CEOP, partially offset by the effect of state income taxes net of the utilization of certain state tax credits.

Segment Results

We define segment results as income (loss) before interest expense, interest income, other operating income (expense), and income taxes, and include the operating results of non-consolidated affiliates. Consistent with the guidance in ASC 280, we have determined it is appropriate to include the operating results of non-consolidated affiliates in the relevant segment financial results. Beginning in the fourth quarter of 2015, we modified our reportable segments due to changes in our organization resulting from the Acquisition. We have three operating segments: Chlor Alkali Products and Vinyls, Epoxy and Winchester. For segment reporting purposes, the Acquired Business’s Global Epoxy operating results comprise the newly created Epoxy segment and the Acquired Chlor Alkali Business operating results combined with our former Chlor Alkali Products and Chemical Distribution segments comprise the newly created Chlor Alkali Products and Vinyls segment. The new reporting structure has been retrospectively applied to the financial results for all periods presented. The three operating segments reflect the organization used by our management for purposes of allocating resources and assessing performance. Chlorine used in our Epoxy segment is transferred at cost from the Chlor Alkali Products and Vinyls segment. Sales and profits are recognized in the Chlor Alkali Products and Vinyls segment for all caustic soda generated and sold by Olin.

	Three Months Ended March 31,
	2016	2015
Sales:	($ in millions)
Chlor Alkali Products and Vinyls	$704.3	$339.3
Epoxy	460.2	—
Winchester	183.7	178.7
Total sales	$1,348.2	$518.0
Income (loss) before taxes:
Chlor Alkali Products and Vinyls(1)	$68.1	$24.1
Epoxy	8.2	—
Winchester	28.7	29.8
Corporate/other:
Pension income(2)	12.2	7.1
Environmental expense	(2.7)	(0.7)
Other corporate and unallocated costs	(29.6)	(22.1)
Restructuring charges(3)	(92.8)	(1.2)
Acquisition-related costs(4)	(10.2)	(10.4)
Other operating income (expense)(5)	10.9	(0.2)
Interest expense	(48.5)	(7.1)
Interest income	0.3	0.3
Income (loss) before taxes	$(55.4)	$19.6

(1)
Earnings of non-consolidated affiliates are included in the Chlor Alkali Products and Vinyls segment results consistent with management’s monitoring of the operating segments. The earnings of non-consolidated affiliates were $0.2 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively.

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

(3)
Restructuring charges for the three months ended March 31, 2016 included $92.2 million associated with the closure of 433,000 tons of chlor alkali capacity across three separate locations, of which $76.6 million were non-cash asset impairment charges. Restructuring charges for the three months ended March 31, 2016 and 2015 were also associated with permanently closing a portion of the Becancour, Canada chlor alkali facility and the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

(4)	Acquisition-related costs for the three months ended March 31, 2016 and 2015 were related to the Acquisition and consisted of advisory, legal, accounting, integration and other professional fees.

(5)
Other operating income (expense) for the three months ended March 31, 2016 included an $11.0 million insurance recovery for property damage and business interruption related to a 2008 chlor alkali facility incident.

Chlor Alkali Products and Vinyls

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Chlor Alkali Products and Vinyls sales for the three months ended March 31, 2016 were $704.3 million compared to $339.3 million for the three months ended March 31, 2015, an increase of $365.0 million, or 108%. The sales increase was primarily due to the inclusion of the Acquired Chlor Alkali Business ($395.9 million). This increase was partially offset by lower product prices ($16.6 million) and lower volumes of hydrochloric acid ($10.9 million) and potassium hydroxide ($4.6 million). The lower product prices were predominantly due to caustic soda and hydrochloric acid prices, partially offset by increased chlorine prices.

Chlor Alkali Products and Vinyls segment income was $68.1 million for the three months ended March 31, 2016, compared to $24.1 million for the same period in 2015, an increase of $44.0 million, or 183%. Chlor Alkali Products and Vinyls segment income was higher primarily due to the contributions of the Acquired Chlor Alkali Business ($56.3 million) and lower operating costs ($6.5 million). These increases were partially offset by lower product prices ($16.6 million) and decreased volumes ($2.2 million). The lower product prices were predominantly due to caustic soda and hydrochloric acid prices, partially offset by increased chlorine prices. The decreased volumes were primarily due to hydrochloric acid and potassium hydroxide. Chlor Alkali Products and Vinyls segment income included depreciation and amortization expense of $101.9 million and $29.1 million for the three months ended March 31, 2016 and 2015, respectively.

Epoxy

Epoxy sales and segment income for the three months ended March 31, 2016 were $460.2 million and $8.2 million, respectively. Epoxy segment income included depreciation and amortization expense of $21.7 million for the three months ended March 31, 2016.

Winchester

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Winchester sales were $183.7 million for the three months ended March 31, 2016 compared to $178.7 million for the three months ended March 31, 2015, an increase of $5.0 million, or 3%. The sales increase was primarily due to increased shipments to commercial customers ($11.8 million) and industrial customers ($0.7 million), who primarily supply the construction industry. These increases were partially offset by lower shipments to military customers ($4.9 million) and law enforcement agencies ($2.6 million).

Winchester reported segment income of $28.7 million for the three months ended March 31, 2016 compared to $29.8 million for the three months ended March 31, 2015, a decrease of $1.1 million, or 4%. The decrease was due to higher operating costs ($5.2 million) and lower selling prices ($3.6 million). These decreases were partially offset by lower commodity and other material costs ($4.3 million) and increased volumes and a more favorable product mix ($3.4 million). Winchester’s segment income included depreciation and amortization expense of $4.6 million and $4.2 million for the three months ended March 31, 2016 and 2015, respectively.

Corporate/Other

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

For the three months ended March 31, 2016, pension income included in corporate/other was $12.2 million compared to $7.1 million for the three months ended March 31, 2015. On a total company basis, defined benefit pension income for the three months ended March 31, 2016 was $8.9 million compared to $5.8 million for the three months ended March 31, 2015. The increase in pension income was primarily due to the impact of the change in the approach used to measure service and interest costs elected on the Closing Date.

For the three months ended March 31, 2016, charges to income for environmental investigatory and remedial activities were $2.7 million compared to $0.7 million for the three months ended March 31, 2015. These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the three months ended March 31, 2016, other corporate and unallocated costs were $29.6 million compared to $22.1 million for the three months ended March 31, 2015, an increase of $7.5 million. The increase was primarily due to increased legal and legal-related settlement expenses of $3.0 million, consulting fees of $2.0 million, non-income tax expense of $1.1 million and audit fees of $0.8 million.

Outlook

Net income in the second quarter of 2016 is projected to be in the $0.10 to $0.20 per diluted share range, which includes pretax restructuring charges of approximately $8 million, pretax acquisition-related integration costs of approximately $10 million and estimated step-up acquisition depreciation and amortization expense of approximately $35 million. Net loss in the first quarter of 2016 was $0.23 per diluted share, which included pretax restructuring charges of $92.8 million and pretax acquisition-related costs of $10.2 million.
Chlor Alkali Products and Vinyls second quarter 2016 segment income is expected to improve compared to the first quarter of 2016 segment income of $68.1 million. The expected increase in segment income anticipates improved volumes for our chlor alkali and vinyls products and slightly improved prices for our vinyls products.
Epoxy second quarter 2016 segment income is expected to decline compared to the first quarter of 2016 segment income of $8.2 million. The expected decrease in segment income is due to the timing of maintenance-related outage costs partially offset by improved volumes.
Winchester second quarter 2016 segment income is expected to be higher than the $28.7 million of segment income achieved during the first quarter of 2016 primarily due to lower operating costs. The Oxford, MS relocation project is expected to be completed during the first half of 2016. The relocation is forecast to reduce Winchester's annual operating costs by approximately $40 million in 2016 compared to $35.0 million realized in 2015.
Second quarter 2016 Other Corporate and Unallocated costs are expected to be similar to the first quarter of 2016 Other Corporate and Unallocated costs of $29.6 million.
We anticipate second quarter 2016 to include approximately $10 million of acquisition-related integration costs. We anticipate full year 2016 to include approximately $40 million of acquisition-related integration costs associated with outside consulting and professional fees and other personnel related-costs.
During the second quarter of 2016, we are anticipating environmental expenses in the $2 million to $4 million range compared to $2.7 million in the first quarter of 2016. We anticipate that full year 2016 charges for environmental investigatory and remedial activities will be in the $15 million to $20 million range. We do not believe that there will be recoveries of environmental costs incurred and expensed in prior periods in 2016. In connection with the Acquisition, TDCC has retained liabilities relating to litigation, releases of hazardous materials and violations of environmental law to the extent arising prior to the Closing Date.
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

During the second quarter of 2016, we are anticipating pretax restructuring charges of approximately $8 million, associated with the Chlor Alkali Products and Vinyls capacity reduction, the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS and permanently closing a portion of the Becancour, Canada chlor alkali facility.
We have approximately 60% variable rate debt in our new debt profile. As a result, we are estimating our second quarter 2016 interest rate will be approximately 5%. During 2016, a total of approximately $205 million of debt will mature that is expected to be repaid using available cash.
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
Environmental Matters

Environmental provisions charged to income, which are included in costs of goods sold, were $2.7 million and $0.7 million for the three months ended March 31, 2016 and 2015, respectively.

Our liabilities for future environmental expenditures were as follows:

	March 31,
	2016	2015
	($ in millions)
Balance at beginning of year	$138.1	$138.3
Charges to income	2.7	0.7
Remedial and investigatory spending	(2.2)	(2.1)
Currency translation adjustments	0.6	(0.9)
Balance at end of period	$139.2	$136.0

Environmental investigatory and remediation activities spending was associated with former waste disposal sites and past manufacturing operations. Spending in 2016 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be approximately $20 million. Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interest against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $2.2 million at March 31, 2016. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and Operation, Maintenance and Monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M. Charges to income for investigatory and remedial efforts were material to operating results in 2015 and are expected to be material to operating results in 2016.

In connection with the Acquisition, TDCC retained liabilities relating to releases of hazardous materials and violations of environmental law to the extent arising prior to the Closing Date.

Our condensed balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $139.2 million at March 31, 2016, $138.1 million at December 31, 2015 and $136.0 million at March 31, 2015, of which $120.2 million, $119.1 million and $117.0 million, respectively, were classified as other noncurrent liabilities. These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities.

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

Legal Matters and Contingencies

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities. As of March 31, 2016, December 31, 2015 and March 31, 2015, our condensed balance sheets included liabilities for these legal actions of $22.1 million, $21.2 million and $22.4 million, respectively. These liabilities do not include costs associated with legal representation. Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations. In connection with the Acquisition, TDCC retained liabilities related to litigation to the extent arising prior to the Closing Date.

During the ordinary course of our business, contingencies arise resulting from an existing condition, situation or set of circumstances involving an uncertainty as to the realization of a possible gain contingency. In certain instances such as environmental projects, we are responsible for managing the cleanup and remediation of an environmental site. There exists the possibility of recovering a portion of these costs from other parties. We account for gain contingencies in accordance with the provisions of ASC 450, and, therefore, do not record gain contingencies and recognize income until it is earned and realizable.

For the three months ended March 31, 2016, we recognized an insurance recovery of $11.0 million in other operating income (expense) for property damage and business interruption related to a 2008 chlor alkali facility incident.

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data

	Three Months Ended March 31,
	2016	2015
Provided By (Used For)	($ in millions)
Net operating activities	$47.0	$(9.6)
Capital expenditures	(76.1)	(23.3)
Net investing activities	(73.8)	(21.9)
Long-term debt repayments	(17.1)	(1.0)
Dividends Paid	(33.0)	(15.5)
Debt and equity issuance costs	—	(14.3)
Net financing activities	(50.1)	(28.5)

Operating Activities

For the three months ended March 31, 2016, cash provided by operating activities increased by $56.6 million from the three months ended March 31, 2015, primarily due to an increase in our operating results. Our net loss for the three months ended March 31, 2016 included $76.6 million of non-cash impairment charges for equipment and facilities and a $95.3 million increase in depreciation and amortization as compared to prior year. The increase in operating results was partially offset by a larger increase in working capital. For the three months ended March 31, 2016, working capital increased $98.1 million compared to $52.7 million for the three months ended March 31, 2015. The increase in working capital was primarily due to the change in accounts payable and receivables from December 31, 2015.

Investing Activities

Capital spending of $76.1 million for the three months ended March 31, 2016 was $52.8 million higher than the corresponding period in 2015. The increased capital spending in 2016 was primarily due to capital spending of $55.0 million of the Acquired Business. For the total year 2016, we expect our capital spending to be in the $300 million to $340 million range, which includes approximately $60 million of synergy-related capital which we believe is necessary to realize the anticipated synergies. Depreciation and amortization expense is forecast to be in the $490 million to $500 million range, including acquisition step-up depreciation and amortization of approximately $145 million.

We received $2.2 million from the October 2013 sale of a bleach joint venture for both the three months ended March 31, 2016 and 2015.

Financing Activities

In March 2016, we repaid $16.9 million under the required quarterly installments of the $1,350.0 million term loan facility. In March 2015, we repaid $0.9 million under the required quarterly installments of the $150.0 million term loan facility.

We issued 0.1 million shares representing stock options exercised for the three months ended March 31, 2015, with a total value of $2.8 million.

For the three months ended March 31, 2015, we paid deferred debt issuance costs of $14.3 million for the Bridge Financing associated with the Acquisition.

The percent of total debt to total capitalization increased to 61.8% at March 31, 2016 from 61.4% at December 31, 2015. The increase was primarily due to lower shareholders’ equity primarily resulting from the net loss for the three months ended March 31, 2016. This increase was partially offset by a lower level of long-term debt outstanding due to the quarterly installment payment of the $1,350.0 million term loan facility.

In the first quarters of 2016 and 2015, we paid a quarterly dividend of $0.20 per share. Dividends paid for the three months ended March 31, 2016 and 2015 were $33.0 million and $15.5 million, respectively. On April 28, 2016, our board of directors declared a dividend of $0.20 per share on our common stock, payable on June 10, 2016 to shareholders of record on May 10, 2016.

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

The aggregate purchase price of the Acquired Business was $5,136.7 million, after the final post-closing adjustments. The $5,136.7 million consisted of $2,095.0 million of cash and debt transferred to TDCC and approximately 87.5 million shares of Olin common stock valued at approximately $1,527.4 million, plus the assumption of pension liabilities of $442.3 million and long-term debt of $569.0 million. The value of the common stock was based on the closing stock price on the last trading day prior to the Closing Date of $17.46.

Certain additional agreements have been entered into, including, among others, an Employee Matters Agreement, a Tax Matters Agreement, site, transitional and other service agreements, supply and purchase agreements, real estate agreements, technology licenses and intellectual property agreements. Payments of approximately $69.5 million will be made related to certain acquisition-related liabilities including the final working capital adjustment. In addition, Olin and TDCC have agreed in connection with the Acquisition to enter into arrangements for the long-term supply of ethylene by TDCC to Olin, pursuant to which, among other things, Olin made upfront payments of $433.5 million in order to receive ethylene at producer economics and for certain reservation fees for the option to obtain additional future ethylene supply at producer economics. If the options are exercised by us, additional payments will be made to TDCC of between $205.0 million and $215.0 million in 2017 and between $425.0 million and $465.0 million in 2020.

Debt that was issued in the fourth quarter of 2015 relating to the Acquisition totaled $3,370.0 million, consisting of $1,350.0 million of term loans under senior credit facilities, an $800.0 million term loan under the Sumitomo Credit Facility and $1,220.0 million under the Notes. The new debt was used for the cash and debt transferred to TDCC, refinancing existing Spinco indebtedness outstanding at the Closing Date of the Acquisition, refinancing our existing senior term loan facility due in 2019, paying fees and expenses in connection with the Acquisition and for general corporate purposes.

The overall cash decrease of $76.4 million for the three months ended March 31, 2016 primarily reflects the normal seasonal increase in working capital, capital spending, which includes capital spending of the Acquired Business, and repayment of long-term debt. These decreases were partially offset by our operating results. We believe, based on current and projected levels of cash flow from our operations, together with our cash and cash equivalents on hand and the availability to borrow under our senior revolving credit facility, we have sufficient liquidity to meet our short-term and long-term needs to make required payments of interest on our debt, make amortization payments under the senior credit facilities, fund our operating needs, fund working capital and capital expenditure requirements and comply with the financial ratios in our debt agreements.

On June 23, 2015, Spinco entered into a new five-year delayed-draw term loan facility of up to $1,050.0 million. As of the Closing Date, Spinco drew $875.0 million to finance the cash portion of the Cash and Debt Distribution. Also on June 23, 2015, Olin and Spinco entered into a new five-year $1,850.0 million senior credit facility consisting of a $500.0 million senior revolving credit facility, which replaced Olin’s $265.0 million senior revolving credit facility at the Closing Date, and a $1,350.0 million (subject to reduction by the aggregate amount of the term loans funded to Spinco under the Spinco term loan facility) delayed-draw term loan facility. As of the Closing Date, an additional $475.0 million was drawn by Olin under this term loan facility which was used to pay fees and expenses of the Acquisition, obtain additional funds for general corporate purposes and refinance Olin’s existing senior term loan facility due in 2019. As of the Closing Date, total borrowings under the term loan facilities were $1,350.0 million. Subsequent to the Closing Date, these senior credit facilities were consolidated into a single $1,850.0 senior credit facility, which includes a $1,350.0 million term loan facility. This new senior credit facility will expire in 2020. The $500.0 million senior revolving credit facility includes a $100.0 million letter of credit subfacility. At March 31, 2016, we had $484.9 million available under our $500.0 million senior revolving credit facility because we had issued $15.1 million of letters of credit under the $100.0 million subfacility. The term loan facility includes amortization payable in equal quarterly installments at a rate of 5.0% per annum for the first two years, increasing to 7.5% per annum for the following year and to 10.0% per annum for the last two years. Under the new senior credit facility, we may select various floating rate borrowing options. The actual interest rate paid on borrowings under the senior credit facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the applicable facility for the prior fiscal quarter. The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio). Compliance with these covenants is determined quarterly based on the operating cash flows. We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of March 31, 2016 and 2015, and December 31, 2015, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured. As of March 31, 2016, there were no covenants or other restrictions that limited our ability to borrow. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities.

Cash flow from operations is variable as a result of both the seasonal and the cyclical nature of our operating results, which have been affected by seasonal and economic cycles in many of the industries we serve, such as the vinyls, urethanes, bleach, ammunition and pulp and paper. The Acquired Business has significantly diversified our product and geographic base, which should enable us to be less cyclical. Cash flow from operations is affected by changes in chlorine, caustic soda and EDC selling prices caused by the changes in the supply/demand balance of these products, resulting in the Chlor Alkali Products and Vinyls segment having significant leverage on our earnings and cash flow. For example, assuming all other costs remain constant, internal consumption remains approximately the same and we are operating at full capacity, a $10 selling price change per ton of chlorine equates to an approximate $10 million annual change in our revenues and pretax profit, a $10 selling price change per ton of caustic soda equates to an approximate $30 million annual change in our revenues and pretax profit, and a $0.01 selling price change per pound of EDC equates to an approximate $20 million annual change in our revenues and pretax profit.

For the three months ended March 31, 2016, cash provided by operating activities increased by $56.6 million from the three months ended March 31, 2015, primarily due to an increase in our operating results. Our net loss for the three months ended March 31, 2016 included $76.6 million of non-cash impairment charges for equipment and facilities and a $95.3 million increase in depreciation and amortization as compared to prior year. The increase in operating results was partially offset by a larger increase in working capital. For the three months ended March 31, 2016, working capital increased $98.1 million compared to $52.7 million for the three months ended March 31, 2015. The increase in working capital was primarily due to the change in accounts payable and receivables from December 31, 2015.

Capital spending of $76.1 million for the three months ended March 31, 2016 was $52.8 million higher than the corresponding period in 2015. The increased capital spending in 2016 was primarily due to capital spending of $55.0 million of the Acquired Business. For the total year 2016, we expect our capital spending to be in the $300 million to $340 million range, which includes approximately $60 million of synergy-related capital which we believe is necessary to realize the anticipated synergies. Depreciation and amortization expense is forecast to be in the $490 million to $500 million range, including acquisition step-up depreciation and amortization of approximately $145 million.

On April 24, 2014, our board of directors authorized a share repurchase program for up to 8 million shares of common stock that will terminate in three years for any of the remaining shares not yet repurchased. For the three months ended March 31, 2016, no shares were purchased and retired. As of March 31, 2016, we had purchased a total of 1.9 million shares under the April 2014 program, and 6.1 million shares remained authorized to be purchased. Under the Merger Agreement relating to the Acquisition, we were restricted from repurchasing shares of our common stock prior to the consummation of the merger. For a period of two years subsequent to the Closing Date, we will continue to be subject to certain restrictions on our ability to conduct share repurchases.

At March 31, 2016, we had total letters of credit of $70.0 million outstanding, of which $15.1 million were issued under our $500.0 million senior revolving credit facility. The letters of credit were used to support certain long-term debt, certain workers compensation insurance policies, certain plant closure and post-closure obligations and certain Canadian pension funding requirements.

As of March 31, 2016, we had long-term borrowings, including current installments and capital lease obligations, of $3,833.0 million, of which $2,289.0 million was issued at variable rates. Commitments from banks under our senior revolving credit facility are an additional source of liquidity.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million, which will be recognized through 2017. As of March 31, 2016, $0.3 million of this gain was included in long-term debt.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates. The counterparty to these agreements is Citibank. In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 2016 Notes. We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates. The counterparty to these agreements is also Citibank. The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016. As of March 31, 2016, $0.6 million of this gain was included in current installments of long-term debt. In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges. The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting. All changes in the fair value of these interest rate swaps are recorded currently in earnings.

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

New Accounting Standards

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updated (ASU) 2016-09 “Improvements to Employee Share-Based Payment Accounting,” which amends ASC 718 “Compensation—Stock Compensation.” This update will simplify the income tax consequences, accounting for forfeitures and classification on the statements of cash flows of share-based payment arrangements. This standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with earlier application permitted. We are currently evaluating the effect of this update on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 “Leases,” which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 “Leases.” This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the effect of this update on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17 “Balance Sheet Classification of Deferred Taxes” (ASU 2015-17), which amends ASC 740 “Income Taxes.” This update requires deferred income tax liabilities and assets, and any related valuation allowance, to be classified as noncurrent on the balance sheet. This update simplifies the current guidance requiring the deferred taxes for each jurisdiction to be presented as a net current asset or liability and net noncurrent asset or liability. This update is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The guidance may be applied either prospectively or retrospectively, with earlier application permitted. We adopted the provisions of ASU 2015-17 on December 31, 2015, which was applied prospectively, and, therefore, all prior periods have not been retrospectively adjusted.

In September 2015, the FASB issued ASU 2015-16 “Simplifying the Accounting for Measurement—Period Adjustments” (ASU 2015-16), which amends ASC 805 “Business Combinations.” This update requires that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are determined. We adopted ASU 2015-16 on January 1, 2016. This update is applied prospectively to adjustments of provisional amounts that occur after the effective date with earlier application permitted. The adoption of this standard could impact our consolidated financial statements as we finalize the preliminary purchase accounting for the Acquired Business.

In April 2015, the FASB issued ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03) and, in August 2015, the FASB issued ASU 2015-15 “Interest—Imputation of Interest” (ASU 2015-15), which both amend ASC 835-30 “Interest—Imputation of Interest.” These updates require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability while debt issuance costs related to line-of-credit arrangements will continue to be presented as an asset. We adopted ASU 2015-03 and ASU 2015-15 on January 1, 2016 which required retrospective application. As of March 31, 2016, December 31, 2015, and March 31, 2015, debt issuance costs of $30.3 million, $31.4 million and $8.2 million, respectively, were reclassified within our condensed balance sheet from other assets to long-term debt and $0.8 million, $1.5 million and zero, respectively, were reclassified within our condensed balance sheet from other assets to current installments of long-term debt.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (ASU 2014-09), which amends ASC 605 “Revenue Recognition” and creates a new topic, ASC 606 “Revenue from Contracts with Customers” (ASC 606). This update provides guidance on how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Upon initial application, the provisions of this update are required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. This update also expands the disclosure requirements surrounding revenue recorded from contracts with customers. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers,” which amends ASC 606. This update defers the effective date of ASU 2014-09 to fiscal years, and interim periods within those years, beginning after December 15, 2017, a deferral of one year from the previous effective date. In March 2016, the FASB issued ASU 2016-08 “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (ASU 2016-08), which amends ASC 606. ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10 “Identifying Performance Obligations and Licensing” (ASU 2016-10), which amends ASC 606. ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services. We are currently evaluating the effect of these updates on our financial statements and have not yet determined the method of initial application we will use.

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

Energy costs, including electricity and natural gas, and certain raw materials used in our production processes are subject to price volatility. Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of commodity price fluctuations. As of March 31, 2016, we maintained open positions on futures contracts with a notional value totaling $61.6 million ($63.6 million at December 31, 2015 and $86.7 million at March 31, 2015). Assuming a hypothetical 10% increase in commodity prices which are currently hedged, as of March 31, 2016, we would experience a $6.2 million ($6.4 million at December 31, 2015 and $8.7 million at March 31, 2015) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.

We transact business in various foreign currencies other than the USD which exposes us to movements in exchange rates which may impact revenue and expenses, assets and liabilities and cash flows. Our significant foreign currency exposure is denominated with European currencies, primarily the Euro, although exposures also exist in other currencies of Asia Pacific, Latin America, Middle East and Africa. For all derivative positions, we evaluated the effects of a 10% shift in exchange rates between those currencies and the USD, holding all other assumptions constant. Unfavorable currency movements of 10% would negatively affect the fair values of the derivatives held to hedge currency exposures by $10.4 million. These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. The effect of interest rates on our investing activity is not material to our consolidated financial position, results of operations or cash flows. Our current debt structure is used to fund business operations, and commitments from banks under our senior revolving credit facility are a source of liquidity. As of March 31, 2016, December 31, 2015 and March 31, 2015, we had long-term borrowings, including current installments and capital lease obligations, of $3,833.0 million, $3,848.8 million and $665.1 million, respectively, of which $2,289.0 million, $2,305.9 million and $304.0 million at March 31, 2016, December 31, 2015 and March 31, 2015, respectively, were issued at variable rates.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million, which will be recognized through 2017. As of March 31, 2016, $0.3 million of this gain was included in long-term debt.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, pays us fixed rates. The counterparty to these agreements is Citibank. In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 2016 Notes. We have agreed to pay a fixed rate to a counterparty who, in turn, pays us variable rates. The counterparty to these agreements is also Citibank. The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which will be recognized through 2016. As of March 31, 2016, $0.6 million of this gain was included in current installments of long-term debt. In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges. The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps do not meet the criteria for hedge accounting. All changes in the fair value of these interest rate swaps are recorded currently in earnings.

The following table reflects the swap activity related to certain debt obligations:

Underlying Debt Instrument	Swap Amount	Date of Swap	March 31, 2016
	($ in millions)		Olin Pays Floating Rate:
6.75%, due 2016	$65.0	March 2010	3.75% - 4.75%	(a)
6.75%, due 2016	$60.0	March 2010	3.75% - 4.75%	(a)
			Olin Receives Floating Rate:
6.75%, due 2016	$65.0	October 2011	3.75% - 4.75%	(a)
6.75%, due 2016	$60.0	October 2011	3.75% - 4.75%	(a)

(a)	Actual rate is set in arrears. We project the rate will be within the range shown.

Our interest rate swaps reduced interest expense by $0.7 million for both the three months ended March 31, 2016 and 2015, respectively.

If the actual changes in commodities, foreign currency, or interest pricing is substantially different than expected, the net impact of commodity risk, foreign currency risk, or interest rate risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

Item 4. Controls and Procedures.

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, on October 5, 2015, we acquired from TDCC the Acquired Business. In accordance with the SEC's published guidance, our Annual Report on Form 10-K for the year ending December 31, 2015 did not include consideration of the internal controls of the Acquired Business within management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. We are in the process of integrating the Acquired Business into our overall internal control over financial reporting process and will incorporate the Acquired Business into our annual assessment of internal control over financial reporting as of December 31, 2016.

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

Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. Relative to the dividend, the payment of cash dividends is subject to the discretion of our board of directors and will be determined in light of then-current conditions, including our earnings, our operations, our financial conditions, our capital requirements and other factors deemed relevant by our board of directors. In the future, our board of directors may change our dividend policy, including the frequency or amount of any dividend, in light of then-existing conditions.

The risks, uncertainties and assumptions involved in our forward-looking statements, many of which are discussed in more detail in our filings with the SEC, including without limitation the “Risk Factors” section of our our Annual Report on Form 10-K for the year ended December 31, 2015, include, but are not limited to the following:

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

•	our substantial amount of indebtedness and significant debt service obligation;

•	weak industry conditions could affect our ability to comply with the financial maintenance covenants in our senior credit facilities;

•	the integration of the Acquired Business being more difficult, time-consuming or costly than expected;

•	higher-than-expected raw material and energy, transportation and/or logistics costs;

•	our reliance on a limited number of suppliers for specified feedstock and services and our reliance on third-party transportation;

•	economic and industry downturns that result in diminished product demand and excess manufacturing capacity in any of our segments and that, in many cases, result in lower selling prices and profits;

•	new regulations or public policy changes regarding the transportation of hazardous chemicals and the security of chemical manufacturing facilities;

•	changes in legislation or government regulations or policies;

•	failure to control costs or to achieve targeted cost reductions;

•	adverse conditions in the credit and capital markets, limiting or preventing our ability to borrow or raise capital;

•	costs and other expenditures in excess of those projected for environmental investigation and remediation or other legal proceedings;

•	unexpected litigation outcomes;

•	complications resulting from our multiple enterprise resource planning (ERP) systems;

•	the failure or an interruption of our information technology systems;

•	the occurrence of unexpected manufacturing interruptions and outages, including those occurring as a result of labor disruptions and production hazards;

•	the effects of any declines in global equity markets on asset values and any declines in interest rates used to value the liabilities in our pension plan;

•	future funding obligations to our qualified defined benefit pension plan attributable to assumed pension liabilities;

•	fluctuations in foreign currency exchange rates;

•	failure to attract, retain and motivate key employees;

•	our ability to provide the same types and levels of benefits, services and resources to the Acquired Business that historically have been provided by TDCC at the same cost;

•	differences between the historical financial information of Olin and the Acquired Business and our future operating performance;

•	the effect of any changes resulting from the transaction with TDCC in customer, supplier and other business relationships; and

•	the effects of restrictions imposed on our business following the transaction with TDCC in order to avoid significant tax-related liabilities.

All of our forward-looking statements should be considered in light of these factors. In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of our forward-looking statements.

Part II — Other Information

Item 1. Legal Proceedings.

Not Applicable.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not Applicable.

(b)	Not Applicable.

(c)
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2016	—	—	—
February 1-29, 2016	—	—	—
March 1-31, 2016	—	—	—
Total				6,062,657	(1)

(1)
On April 24, 2014, we announced a share repurchase program approved by the board of directors for the purchase of up to 8 million shares of common stock that will terminate on April 24, 2017. Through March 31, 2016, 1,937,343 shares had been repurchased, and 6,062,657 shares remained available for purchase under this program. Under the Merger Agreement relating to the Acquisition, we were restricted from repurchasing shares of our common stock prior to the consummation of the merger. For a period of two years subsequent to the Closing Date, we will continue to be subject to certain restrictions on our ability to conduct share repurchases.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

3.2	Bylaws of Olin Corporation as amended effective February 26, 2016—Exhibit 3.1 to Olin’s Form 8-K dated February 29, 2016*

11	Computation of Per Share Earnings (included in the Note—“Earnings Per Share” to Notes to Consolidated Financial Statements in Item 1)

12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Previously filed as indicated and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLIN CORPORATION
(Registrant)

By:	/s/ Todd A. Slater
Vice President and Chief Financial Officer (Authorized Officer)

Date: May 3, 2016

EXHIBIT INDEX

Exhibit No.	Description
3.2	Bylaws of Olin Corporation as amended effective February 26, 2016—Exhibit 3.1 to Olin’s Form 8-K dated February 29, 2016*

11	Computation of Per Share Earnings (included in the Note—“Earnings Per Share” to Notes to Consolidated Financial Statements in Item 1)

12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Previously filed as indicated and incorporated by reference.