Form 10-Q
period 2016-06-30
OLIN CORP
filed 2016-08-02
CIK 74303

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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

As of June 30, 2016, 165,164,132 shares of the registrant’s common stock were outstanding.

Part I — Financial Information

Item 1.  Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets
(In millions, except per share data)
(Unaudited)

	June 30, 2016	December 31, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$66.6	$392.0	$232.4
Receivables, net	790.5	783.4	321.3
Income taxes receivable	45.8	32.9	3.2
Inventories	636.2	685.2	221.6
Current deferred income taxes	—	—	49.7
Other current assets	23.8	39.9	16.1
Total current assets	1,562.9	1,933.4	844.3
Property, plant and equipment (less accumulated depreciation of $1,681.2, $1,499.4 and $1,385.6)	3,793.3	3,953.4	917.6
Deferred income taxes	107.0	95.9	13.1
Other assets	588.6	454.6	54.8
Intangible assets, net	671.2	677.5	116.2
Goodwill	2,186.3	2,174.1	747.1
Total assets	$8,909.3	$9,288.9	$2,693.1
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$80.3	$205.0	$141.2
Accounts payable	536.4	608.2	148.6
Income taxes payable	8.2	4.9	11.1
Accrued liabilities	293.6	328.1	205.4
Total current liabilities	918.5	1,146.2	506.3
Long-term debt	3,615.5	3,643.8	522.9
Accrued pension liability	616.7	648.9	152.5
Deferred income taxes	1,079.3	1,095.2	99.5
Other liabilities	348.3	336.0	359.4
Total liabilities	6,578.3	6,870.1	1,640.6
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share: authorized, 240.0 shares; issued and outstanding 165.2, 165.1 and 77.5 shares	165.2	165.1	77.5
Additional paid-in capital	2,240.3	2,236.4	794.2
Accumulated other comprehensive loss	(479.3)	(492.5)	(434.3)
Retained earnings	404.8	509.8	615.1
Total shareholders’ equity	2,331.0	2,418.8	1,052.5
Total liabilities and shareholders’ equity	$8,909.3	$9,288.9	$2,693.1

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Operations
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sales	$1,364.0	$535.4	$2,712.2	$1,053.4
Operating expenses:
Cost of goods sold	1,236.9	445.5	2,412.3	878.7
Selling and administration	79.3	39.9	167.4	86.9
Restructuring charges	8.2	0.7	101.0	1.9
Acquisition-related costs	16.3	10.5	26.5	20.9
Other operating (expense) income	(0.2)	42.4	10.7	42.2
Operating income	23.1	81.2	15.7	107.2
Earnings of non-consolidated affiliates	0.4	0.4	0.6	0.8
Interest expense	47.6	18.2	96.1	25.3
Interest income	0.5	0.3	0.8	0.6
Income (loss) before taxes	(23.6)	63.7	(79.0)	83.3
Income tax (benefit) provision	(22.6)	21.4	(40.1)	27.9
Net (loss) income	$(1.0)	$42.3	$(38.9)	$55.4
Net (loss) income per common share:
Basic	$(0.01)	$0.55	$(0.24)	$0.71
Diluted	$(0.01)	$0.54	$(0.24)	$0.70
Dividends per common share	$0.20	$0.20	$0.40	$0.40
Average common shares outstanding:
Basic	165.2	77.5	165.1	77.5
Diluted	165.2	78.7	165.1	78.6

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income	$(1.0)	$42.3	$(38.9)	$55.4
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net	(10.8)	0.3	4.7	(1.1)
Unrealized (losses) gains on derivative contracts, net	(1.8)	(0.2)	1.2	(0.5)
Amortization of prior service costs and actuarial losses, net	3.5	5.3	7.3	10.4
Total other comprehensive (loss) income, net of tax	(9.1)	5.4	13.2	8.8
Comprehensive (loss) income	$(10.1)	$47.7	$(25.7)	$64.2

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
(In millions, except per share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares Issued	Par Value
Balance at January 1, 2015	77.4	$77.4	$788.3	$(443.1)	$590.7	$1,013.3
Net income	—	—	—	—	55.4	55.4
Other comprehensive income	—	—	—	8.8	—	8.8
Dividends paid:
Common stock ($0.40 per share)	—	—	—	—	(31.0)	(31.0)
Common stock issued for:
Stock options exercised	0.1	0.1	3.0	—	—	3.1
Other transactions	—	—	(0.3)	—	—	(0.3)
Stock-based compensation	—	—	3.2	—	—	3.2
Balance at June 30, 2015	77.5	$77.5	$794.2	$(434.3)	$615.1	$1,052.5
Balance at January 1, 2016	165.1	$165.1	$2,236.4	$(492.5)	$509.8	$2,418.8
Net loss	—	—	—	—	(38.9)	(38.9)
Other comprehensive income	—	—	—	13.2	—	13.2
Dividends paid:
Common stock ($0.40 per share)	—	—	—	—	(66.1)	(66.1)
Common stock issued for:
Stock options exercised	—	—	0.2	—	—	0.2
Other transactions	0.1	0.1	0.7	—	—	0.8
Stock-based compensation	—	—	3.0	—	—	3.0
Balance at June 30, 2016	165.2	$165.2	$2,240.3	$(479.3)	$404.8	$2,331.0

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating Activities
Net (loss) income	$(38.9)	$55.4
Adjustments to reconcile net (loss) income to net cash and cash equivalents provided by (used for) operating activities:
Earnings of non-consolidated affiliates	(0.6)	(0.8)
Losses (gains) on disposition of property, plant and equipment	0.5	(23.7)
Stock-based compensation	3.7	3.7
Depreciation and amortization	262.1	69.1
Deferred income taxes	(33.2)	(10.0)
Write-off of equipment and facility included in restructuring charges	76.6	—
Qualified pension plan contributions	(0.7)	(0.3)
Qualified pension plan income	(18.7)	(14.0)
Change in:
Receivables	(37.4)	(58.2)
Income taxes receivable/payable	(9.6)	29.3
Inventories	25.8	(11.5)
Other current assets	15.0	(5.8)
Accounts payable and accrued liabilities	(57.0)	(5.7)
Other assets	(1.1)	18.8
Other noncurrent liabilities	1.6	1.7
Other operating activities	(1.9)	0.1
Net operating activities	186.2	48.1
Investing Activities
Capital expenditures	(137.4)	(51.1)
Business acquired in purchase transaction, net of cash acquired	(69.5)	—
Payments under long-term supply contract	(85.0)	—
Proceeds from disposition of property, plant and equipment	0.4	24.7
Proceeds from disposition of affiliated companies	4.4	4.4
Other investing activities	—	(1.1)
Net investing activities	(287.1)	(23.1)
Financing Activities
Long-term debt repayments	(159.0)	(2.1)
Stock options exercised	0.2	2.1
Excess tax benefits from stock-based compensation	—	0.3
Dividends paid	(66.1)	(31.0)
Debt and equity issuance costs	—	(18.7)
Net financing activities	(224.9)	(49.4)
Effect of exchange rate changes on cash and cash equivalents	0.4	—
Net decrease in cash and cash equivalents	(325.4)	(24.4)
Cash and cash equivalents, beginning of period	392.0	256.8
Cash and cash equivalents, end of period	$66.6	$232.4
Cash paid for interest and income taxes:
Interest	$102.1	$12.1
Income taxes, net of refunds	$11.2	$3.8
Non-cash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$2.3	$2.0

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

We are a manufacturer concentrated in three business segments: Chlor Alkali Products and Vinyls, Epoxy and Winchester. Chlor Alkali Products and Vinyls manufactures and sells chlorine and caustic soda, ethylene dichloride and vinyl chloride monomer, methyl chloride, methylene chloride, chloroform, carbon tetrachloride, perchloroethylene, trichloroethylene and vinylidene chloride, hydrochloric acid, hydrogen, bleach products and potassium hydroxide. The Epoxy segment produces and sells a full range of epoxy materials, including allyl chloride, epichlorohydrin, liquid epoxy resins and downstream products such as converted epoxy resins and additives. The Winchester segment products include sporting ammunition, law enforcement ammunition, reloading components, small caliber military ammunition and components, and industrial cartridges.

We have prepared the condensed financial statements included herein, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). The preparation of the consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. In our opinion, these financial statements reflect all adjustments (consisting only of normal accruals), which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures are appropriate. We recommend that you read these condensed financial statements in conjunction with the financial statements, accounting policies and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015 and in Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on July 29, 2016. Certain reclassifications were made to prior year amounts to conform to the 2016 presentation.

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

The following table summarizes the aggregate purchase price for the Acquired Business and related transactions, after the final post-closing adjustments:

October 5, 2015
(In millions, except per share data)
Shares	87.5
Value of common stock on October 2, 2015	17.46
Equity consideration by exchange of shares	$1,527.4
Cash and debt instruments received by TDCC	2,095.0
Payment for certain liabilities including the final working capital adjustment	69.5
Up-front payments under the ethylene agreements	433.5
Total cash, debt and equity consideration	$4,125.4
Long-term debt assumed	569.0
Pension liabilities assumed	442.3
Aggregate purchase price	$5,136.7

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

For the three and six months ended June 30, 2016, we incurred costs related to the Acquisition of $16.3 million and $26.5 million, respectively, which consisted of advisory, legal, accounting, integration and other professional fees. For the three and six months ended June 30, 2015, we incurred costs related to the Acquisition of $10.5 million and $20.9 million, respectively, which consisted of advisory, legal, accounting, integration and other professional fees, and interest expense included $11.6 million and $12.0 million, respectively, of financing-related fees.

For segment reporting purposes, the Acquired Business’s Global Epoxy operating results comprise the newly created Epoxy segment and U.S. Chlor Alkali and Vinyl and Global Chlorinated Organics (Acquired Chlor Alkali Business) operating results combined with our former Chlor Alkali Products and Chemical Distribution segments to comprise the newly created Chlor Alkali Products and Vinyls segment. The Acquired Business’s results of operations have been included in our consolidated results for the period subsequent to the Closing Date. Our results for the three and six months ended June 30, 2016 include Epoxy sales of $450.0 million and $910.2 million, respectively. Epoxy segment income was breakeven for the three months ended June 30, 2016 and $8.2 million for the six months ended June 30, 2016. For the three and six months ended June 30, 2016, Chlor Alkali Products and Vinyls includes sales of the Acquired Chlor Alkali Business of $414.9 million and $810.8 million and segment income of $15.4 million and $71.7 million, respectively.

The Transactions have been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. As of June 30, 2016, we are continuing the process of determining the fair values of the Acquired Business’s tangible and intangible assets and liabilities. The purchase price allocation is preliminary until we complete our assessment. The following recognized amounts are subject to change:

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

We will finalize the amounts recognized as we obtain the information necessary to complete the analyses. We expect to finalize these amounts as soon as possible but no later than one year from the acquisition date. The following table summarizes the preliminary allocation of the purchase price to the Acquired Business’s assets and liabilities on the Closing Date:

	Initial Valuation	Measurement Period Adjustments	As of June 30, 2016
	($ in millions)
Total current assets	$921.7	$(38.9)	$882.8
Property, plant and equipment	3,090.8	(11.7)	3,079.1
Deferred tax assets	76.8	2.3	79.1
Intangible assets	582.3	30.3	612.6
Other assets	426.5	12.4	438.9
Total assets acquired	5,098.1	(5.6)	5,092.5
Total current liabilities	357.6	18.8	376.4
Long-term debt	517.9	—	517.9
Accrued pension liability	447.1	(4.8)	442.3
Deferred tax liabilities	1,054.9	6.8	1,061.7
Other liabilities	2.0	6.2	8.2
Total liabilities assumed	2,379.5	27.0	2,406.5
Net identifiable assets acquired	2,718.6	(32.6)	2,686.0
Goodwill	1,427.5	11.9	1,439.4
Fair value of net assets acquired	$4,146.1	$(20.7)	$4,125.4

Measurement period adjustments for the six months ended June 30, 2016 primarily consisted of the final working capital adjustment, the final valuation for the pension liabilities assumed from TDCC and changes in the estimated fair value of acquired intangible assets and property, plant and equipment. Included in total current assets are cash and cash equivalents of $25.4 million, inventories of $456.4 million and receivables of $400.6 million with a contracted value of $402.8 million. Included in total current liabilities are current installments of long-term debt of $51.1 million.

Based on preliminary valuations, purchase price was allocated to intangible assets as follows:

	October 5, 2015
	Weighted-Average Amortization Period	Gross Amount
		($ in millions)
Customers, customer contracts and relationships	15 Years	$520.5
Acquired technology	7 Years	85.1
Trade name	5 Years	7.0
Total acquired intangible assets		$612.6

Based on preliminary valuations as of June 30, 2016, $1,439.4 million was assigned to goodwill, none of which is deductible for tax purposes. The primary reasons for the Acquisition and the principal factors that contributed to the Acquired Business purchase price that resulted in the recognition of goodwill are due to the providing of increased production capacity and diversification of Olin’s product portfolio, cost-saving opportunities and enhanced size and geographic presence. The cost-saving opportunities include improved operating efficiencies and asset optimization.

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

On August 25, 2015, Olin entered into a Credit Agreement (the Credit Agreement) with a syndicate of lenders and Sumitomo Mitsui Banking Corporation (Sumitomo), as administrative agent, in connection with the Transactions. The Credit Agreement provides for a term credit facility (the Sumitomo Credit Facility) under which Olin obtained term loans in an aggregate amount of $600.0 million. On November 3, 2015, we entered into an amendment to the Sumitomo Credit Facility which increased the aggregate amount of term loans available by $200.0 million. On the Closing Date, $600.0 million of loans under the Credit Agreement were made available and borrowed upon and on November 5, 2015, $200.0 million of loans under the Credit Agreement were made available and borrowed upon. The term loans under the Sumitomo Credit Facility will mature on October 5, 2018 and will have no scheduled amortization payments. The proceeds of the Sumitomo Credit Facility were used to refinance existing Spinco indebtedness outstanding at the Closing Date, to pay fees and expenses in connection with the Transactions and for general corporate purposes. The Credit Agreement contains customary representations, warranties and affirmative and negative covenants which are substantially similar to those included in the new $1,850.0 million senior credit facility.

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

Other acquisition-related transactions

In connection with the Transactions, certain additional agreements have been entered into, including, among others, an Employee Matters Agreement, a Tax Matters Agreement, site, transitional and other services agreements, supply and purchase agreements, real estate agreements, technology licenses and intellectual property agreements. For the three months ended June 30, 2016, payments of $69.5 million were made related to certain acquisition-related liabilities including the final working capital adjustment.

In addition, Olin and TDCC have agreed to enter into arrangements for the long-term supply of ethylene by TDCC to Olin, pursuant to which, among other things, Olin has made upfront payments of $433.5 million upon the closing of the Merger in order to receive ethylene at producer economics and for certain reservation fees for the option to obtain additional future ethylene supply at producer economics. The fair value of the long-term supply contracts recorded as of the Closing Date was a long-term asset of $416.1 million which will be amortized over the life of the contracts as ethylene is received. During the three months ended June 30, 2016, one of the options to obtain additional future ethylene supply at producer economics was exercised by us and, accordingly, additional payments will be made to TDCC of approximately $210 million in 2017, which will increase the value of the long-term asset. If the remaining option is exercised by us, additional payments will be made to TDCC of between $425 million and $465 million in 2020, which will increase the value of the long-term asset.

In connection with the Transactions and effective October 1, 2015, we filed a Certificate of Amendment to our Articles of Incorporation to increase the number of authorized shares of Olin common stock from 120.0 million shares to 240.0 million shares.

Pro forma financial information

The following pro forma summary reflects consolidated results of operation as if the Acquisition had occurred on January 1, 2014 (unaudited).

	Three Months Ended June 30,	Six Months Ended June 30,
	2015
	(In millions, except per share data)
Sales	$1,470.4	$2,909.4
Net income (loss)	9.6	(29.1)
Net income (loss) per common share:
Basic	$0.06	$(0.18)
Diluted	$0.06	$(0.18)

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

The pro forma results for the three and six months ended June 30, 2015 primarily include recurring adjustments for re-pricing of sales, raw materials and services to/from TDCC relating to arrangements for long-term supply agreements for the sale of raw materials, including ethylene and benzene, and services pursuant to the Separation Agreement, adjustments to eliminate historical sales between the Acquired Business and Olin, additional amortization expense related to the fair value of acquired identifiable intangible assets, additional depreciation expense related to the fair value adjustment to property, plant and equipment, interest expense related to the incremental debt issued in conjunction with the Acquisition and an adjustment to tax-effect the aforementioned pro forma adjustments using an estimated aggregate statutory income tax rate of the jurisdictions to which the above adjustments relate.

In addition to the above recurring adjustments, the pro forma results for the three and six months ended June 30, 2015 included non-recurring adjustments of $6.0 million and $16.4 million, respectively, relating to the elimination of transaction costs incurred that are directly related to the Transactions, and do not have a continuing impact on our combined operating results.

RESTRUCTURING CHARGES

On March 21, 2016, we announced that we had made the decision to close a combined total of 433,000 tons of chlor alkali capacity across three separate locations. Associated with this action, we have permanently closed our Henderson, NV chlor alkali plant with 153,000 tons of capacity and will reconfigure the site to manufacture bleach and distribute caustic soda and hydrochloric acid. Also, the capacity of our Niagara Falls, NY chlor alkali plant has been reduced from 300,000 tons to 240,000 tons and the chlor alkali capacity at our Freeport, TX facility was reduced by 220,000 tons. This 220,000 ton reduction was entirely from diaphragm cell capacity. For the three months ended June 30, 2016, we recorded pretax restructuring charges of $7.9 million for employee severance and related benefit costs, employee relocation costs and facility exit costs related to these actions. For the six months ended June 30, 2016, we recorded pretax restructuring charges of $100.1 million for the write-off of equipment and facility costs, lease and other contract termination costs, employee severance and related benefit costs, employee relocation costs and facility exit costs related to these actions. We expect to incur additional restructuring charges through 2020 of approximately $45 million related to these capacity reductions.

On December 12, 2014, we announced that we had made the decision to permanently close the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014. This action reduced the facility’s chlor alkali capacity by 185,000 tons. Subsequent to the shut down, the plant predominantly focuses on bleach and hydrochloric acid, which are value-added products, as well as caustic soda. For the three months ended June 30, 2016 and 2015, we recorded pretax restructuring charges of $0.1 million and $0.4 million, respectively, for the write-off of equipment and facility costs and facility exit costs related to these actions. For the six months ended June 30, 2016 and 2015, we recorded pretax restructuring charges of $0.4 million and $1.6 million, respectively, for the write-off of equipment and facility costs, lease and other contract termination costs, facility exit costs and employee severance and related benefit costs related to these actions. We expect to incur additional restructuring charges through 2017 of approximately $4 million related to the shut down of this portion of the facility.

On November 3, 2010, we announced that we made the decision to relocate the Winchester centerfire pistol and rifle ammunition manufacturing operations from East Alton, IL to Oxford, MS. This relocation, when completed, is forecast to reduce Winchester’s annual operating costs by approximately $35 million to $40 million. Consistent with this decision we initiated an estimated $110 million five-year project, which includes approximately $80 million of capital spending. The capital spending was partially financed by $31 million of grants provided by the State of Mississippi and local governments. We completed this relocation in the second quarter of 2016. For the three months ended June 30, 2016 and 2015, we recorded pretax restructuring charges of $0.2 million and $0.3 million, respectively, for employee relocation costs and facility exit costs related to these actions. For the six months ended June 30, 2016 and 2015, we recorded pretax restructuring charges of $0.5 million and $0.3 million, respectively, for employee severance and related benefit costs, employee relocation costs and facility exit costs related to these actions. We expect to incur additional restructuring charges through 2016 of less than $1 million related to the transfer of these operations.

The following table summarizes the activity by major component of these 2016, 2014 and 2010 restructuring actions and the remaining balances of accrued restructuring costs as of June 30, 2016:

	Employee severance and job related benefits	Lease and other contract termination costs	Employee relocation costs	Facility exit costs	Write-off of equipment and facility	Total
	($ in millions)
Balance at January 1, 2015	$11.2	$4.5	$—	$—	$—	$15.7
Restructuring charges:
First quarter	—	0.7	0.1	0.2	0.2	1.2
Second quarter	—	—	0.2	0.2	0.3	0.7
Amounts utilized	(4.2)	(2.8)	(0.3)	(0.4)	(0.5)	(8.2)
Currency translation adjustments	(0.4)	(0.1)	—	—	—	(0.5)
Balance at June 30, 2015	$6.6	$2.3	$—	$—	$—	$8.9
Balance at January 1, 2016	$4.6	$2.1	$—	$—	$—	$6.7
Restructuring charges:
First quarter	3.9	9.2	0.2	2.9	76.6	92.8
Second quarter	0.2	—	0.8	7.2	—	8.2
Amounts utilized	(3.6)	(1.3)	(1.0)	(7.9)	(76.6)	(90.4)
Currency translation adjustments	—	0.1	—	—	—	0.1
Balance at June 30, 2016	$5.1	$10.1	$—	$2.2	$—	$17.4

The following table summarizes the cumulative restructuring charges of these 2016, 2014 and 2010 restructuring actions by major component through June 30, 2016:

	Chlor Alkali Products and Vinyls		Winchester	Total
	Becancour	Capacity Reductions
	($ in millions)
Write-off of equipment and facility	$3.5	$76.6	$—	$80.1
Employee severance and job related benefits	2.7	4.1	13.1	19.9
Facility exit costs	1.0	9.5	2.3	12.8
Pension and other postretirement benefits curtailment	—	—	4.1	4.1
Employee relocation costs	—	0.7	5.7	6.4
Lease and other contract termination costs	5.2	9.2	—	14.4
Total cumulative restructuring charges	$12.4	$100.1	$25.2	$137.7

As of June 30, 2016, we have incurred cash expenditures of $35.0 million and non-cash charges of $84.6 million related to these restructuring actions. The remaining balance of $17.4 million is expected to be paid out through 2020.

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

Allowance for doubtful accounts receivable consisted of the following:

	June 30,
	2016	2015
	($ in millions)
Balance at beginning of year	$6.4	$3.0
Provisions charged (credited)	2.2	(0.2)
Write-offs, net of recoveries	(0.8)	(0.1)
Balance at end of period	$7.8	$2.7

Provisions charged (credited) to operations were $0.8 million and $(0.4) million for the three months ended June 30, 2016 and 2015, respectively.

On June 29, 2016, we entered into a trade accounts receivable factoring arrangement (the AR Facility). Pursuant to the terms of the AR Facility, certain of our subsidiaries may sell their accounts receivable up to a maximum of $100.0 million. We will continue to service such accounts.  These receivables qualify for sales treatment under Accounting Standards Codification (ASC) 860 “Transfers and Servicing” (ASC 860) and, accordingly, the proceeds are included in net cash provided by operating activities in the Condensed Statement of Cash Flows.  The gross amount of receivables sold for the three months ended June 30, 2016 totaled $26.8 million.  The factoring discount paid under the AR Facility is recorded as interest expense on the Condensed Statement of Operations. The agreement is without recourse and therefore no recourse liability has been recorded as of June 30, 2016.

INVENTORIES

Inventories consisted of the following:

	June 30, 2016	December 31, 2015	June 30, 2015
	($ in millions)
Supplies	$60.9	$86.5	$41.6
Raw materials	82.1	91.5	70.1
Work in process	102.8	105.8	32.9
Finished goods	423.4	445.3	143.0
	669.2	729.1	287.6
LIFO reserve	(33.0)	(43.9)	(66.0)
Inventories, net	$636.2	$685.2	$221.6

In conjunction with the Acquisition, we obtained inventories with a fair value of $456.4 million as of October 5, 2015. Inventories are valued at the lower of cost or market. For U.S. inventories, inventory costs are determined principally by the dollar value last-in, first-out (LIFO) method of inventory accounting while for international inventories, inventory costs are determined principally by the first-in, first-out (FIFO) method of inventory accounting. Cost for other inventories has been determined principally by the average-cost method (primarily operating supplies, spare parts and maintenance parts). Elements of costs in inventories included raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at June 30, 2016 reflect certain estimates relating to inventory quantities and costs at December 31, 2016. The replacement cost of our inventories would have been approximately $33.0 million, $43.9 million and $66.0 million higher than reported at June 30, 2016, December 31, 2015 and June 30, 2015, respectively.

OTHER ASSETS

Included in other assets were the following:

	June 30, 2016	December 31, 2015	June 30, 2015
	($ in millions)
Investments in non-consolidated affiliates	$25.6	$25.0	$24.1
Deferred debt issuance costs	2.9	3.3	9.0
Bleach joint venture receivable	—	—	3.8
Tax-related receivables	18.2	1.5	1.5
Interest rate swaps	3.7	—	—
Supply contracts	518.8	406.5	—
Other	19.4	18.3	16.4
Other assets	$588.6	$454.6	$54.8

In connection with the Acquisition, Olin and TDCC have agreed to enter into arrangements for the long-term supply of ethylene by TDCC to Olin, pursuant to which, among other things, Olin has made upfront payments of $433.5 million upon the Closing Date in order to receive ethylene at producer economics and for certain reservation fees for the option to obtain additional future ethylene supply at producer economics. The fair value of the long-term supply contracts recorded as of the Closing Date was a long-term asset of $416.1 million which will be amortized over the life of the contracts as ethylene is received. During the three months ended June 30, 2016, one of the options to obtain additional future ethylene supply at producer economics was exercised by us and, accordingly, additional payments will be made to TDCC of approximately $210 million in 2017, which will increase the value of the long-term asset. If the remaining option is exercised by us, additional payments will be made to TDCC of between $425 million and $465 million in 2020, which will increase the value of the long-term asset.

During June 2016 and July 2016, Olin entered into arrangements to increase its supply of low cost electricity.  In conjunction with these arrangements, Olin made a payment of $85.0 million during the three months ended June 30, 2016.  Additional payments of approximately $90.0 million are expected to be made in the third quarter of 2016 in connection with these arrangements.  The payments made under these arrangements will be amortized over the life of the contracts as electrical power is received.

Amortization expense of $4.4 million and $8.7 million was recognized within cost of goods sold for the three and six months ended June 30, 2016, respectively, related to these supply contracts and is reflected in depreciation and amortization on the condensed statements of cash flows. The long-term supply contracts are monitored for impairment each reporting period.

GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill were as follows:

	Chlor Alkali Products and Vinyls	Epoxy	Total
	($ in millions)
Balance at January 1, 2015	$747.1	$—	$747.1
Acquisition activity	—	—	—
Balance at June 30, 2015	$747.1	$—	$747.1
Balance at January 1, 2016	$1,877.5	$296.6	$2,174.1
Acquisition activity	9.7	2.2	11.9
Foreign currency translation adjustment	0.2	0.1	0.3
Balance at June 30, 2016	$1,887.4	$298.9	$2,186.3

Intangible assets consisted of the following:

	June 30, 2016			December 31, 2015			June 30, 2015
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
	($ in millions)
Customers, customer contracts and relationships	$672.3	$(88.8)	$583.5	$641.0	$(64.0)	$577.0	$152.9	$(48.2)	$104.7
Trade name	17.9	(6.5)	11.4	17.9	—	17.9	10.9	—	10.9
Acquired technology	84.9	(9.1)	75.8	84.7	(2.7)	82.0	—	—	—
Other	2.3	(1.8)	0.5	2.3	(1.7)	0.6	2.3	(1.7)	0.6
Total intangible assets	$777.4	$(106.2)	$671.2	$745.9	$(68.4)	$677.5	$166.1	$(49.9)	$116.2

In conjunction with the Acquisition, we obtained intangible assets with a fair value of $612.6 million as of October 5, 2015.

Intangible assets with indefinite useful lives are reviewed annually in the fourth quarter and/or when circumstances or other events indicate the indefinite life is no longer supportable. In connection with the integration of the Acquired Business, in the first quarter of 2016, the KA Steel trade name was changed from an indefinite life intangible asset to an intangible asset with a finite useful life of one year. Amortization expense of $2.8 million and $5.5 million was recognized within cost of goods sold for the three and six months ended June 30, 2016, respectively, related to the change in useful life.

EARNINGS PER SHARE

Basic and diluted net (loss) income per share are computed by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted net (loss) income per share reflects the dilutive effect of stock-based compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Computation of Income (Loss) per Share	(In millions, except per share data)
Net (loss) income	$(1.0)	$42.3	$(38.9)	$55.4
Basic shares	165.2	77.5	165.1	77.5
Basic net (loss) income per share	$(0.01)	$0.55	$(0.24)	$0.71
Diluted shares:
Basic shares	165.2	77.5	165.1	77.5
Stock-based compensation	—	1.2	—	1.1
Diluted shares	165.2	78.7	165.1	78.6
Diluted net (loss) income per share	$(0.01)	$0.54	$(0.24)	$0.70

The computation of dilutive shares from stock-based compensation does not include 6.9 million shares and 0.8 million shares for the three months ended June 30, 2016 and 2015, respectively, and 6.9 million shares and 1.4 million shares for the six months ended June 30, 2016 and 2015, respectively, as their effect would have been anti-dilutive.

ENVIRONMENTAL

We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites. Charges to income for investigatory and remedial efforts were material to operating results in 2015 and are expected to be material in 2016. The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $138.9 million, $138.1 million and $137.9 million at June 30, 2016, December 31, 2015 and June 30, 2015, respectively, of which $119.9 million, $119.1 million and $118.9 million, respectively, were classified as other noncurrent liabilities.

Environmental provisions charged to income, which are included in cost of goods sold, were $2.4 million and $5.1 million for the three months ended June 30, 2016 and 2015, respectively, and $5.1 million and $5.8 million for the six months ended June 30, 2016 and 2015, respectively.

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

COMMITMENTS AND CONTINGENCIES

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities. As of June 30, 2016, December 31, 2015 and June 30, 2015, our condensed balance sheets included liabilities for these legal actions of $22.1 million, $21.2 million and $22.4 million, respectively. These liabilities do not include costs associated with legal representation. Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations. In connection with the Acquisition, TDCC retained liabilities related to litigation to the extent arising prior to the Closing Date.

During the ordinary course of our business, contingencies arise resulting from an existing condition, situation or set of circumstances involving an uncertainty as to the realization of a possible gain contingency. In certain instances such as environmental projects, we are responsible for managing the cleanup and remediation of an environmental site. There exists the possibility of recovering a portion of these costs from other parties. We account for gain contingencies in accordance with the provisions of ASC 450 “Contingencies” (ASC 450) and, therefore, do not record gain contingencies and recognize income until it is earned and realizable.

For the six months ended June 30, 2016, we recognized an insurance recovery of $11.0 million in other operating (expense) income for property damage and business interruption related to a 2008 chlor alkali facility incident.

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

SHAREHOLDERS’ EQUITY

On April 24, 2014, our board of directors authorized a share repurchase program for up to 8 million shares of common stock that will terminate in three years for any of the remaining shares not yet repurchased. For the six months ended June 30, 2016 and 2015, no shares were purchased and retired. As of June 30, 2016, we had purchased a total of 1.9 million shares under the April 2014 program, and 6.1 million shares remained authorized to be purchased. Under the Merger Agreement relating to the Acquisition, we were restricted from repurchasing shares of our common stock prior to the consummation of the Merger. For a period of two years subsequent to the Closing Date of the Merger, we will continue to be subject to certain restrictions on our ability to conduct share repurchases.

We issued less than 0.1 million shares and 0.1 million shares representing stock options exercised for the six months ended June 30, 2016 and 2015, respectively, with a total value of $0.2 million and $3.1 million, respectively.

The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation Adjustment (net of taxes)	Unrealized Gains (Losses) on Derivative Contracts (net of taxes)	Pension and Postretirement Benefits (net of taxes)	Accumulated Other Comprehensive Loss
	($ in millions)
Balance at January 1, 2015	$(2.3)	$(4.2)	$(436.6)	$(443.1)
Unrealized (losses) gains:
First quarter	(1.4)	(2.4)	—	(3.8)
Second quarter	0.3	(2.2)	—	(1.9)
Reclassification adjustments into income:
First quarter	—	1.9	8.6	10.5
Second quarter	—	1.8	8.4	10.2
Tax benefit (provision):
First quarter	—	0.2	(3.5)	(3.3)
Second quarter	—	0.2	(3.1)	(2.9)
Net Change	(1.1)	(0.5)	10.4	8.8
Balance at June 30, 2015	$(3.4)	$(4.7)	$(426.2)	$(434.3)
Balance at January 1, 2016	$(12.1)	$(6.9)	$(473.5)	$(492.5)
Unrealized gains (losses):
First quarter	24.0	1.1	—	25.1
Second quarter	(14.3)	(4.6)	—	(18.9)
Reclassification adjustments into income:
First quarter	—	3.7	6.1	9.8
Second quarter	—	1.7	5.9	7.6
Tax (provision) benefit:
First quarter	(8.5)	(1.8)	(2.3)	(12.6)
Second quarter	3.5	1.1	(2.4)	2.2
Net Change	4.7	1.2	7.3	13.2
Balance at June 30, 2016	$(7.4)	$(5.7)	$(466.2)	$(479.3)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sales:	($ in millions)
Chlor Alkali Products and Vinyls	$733.0	$341.2	$1,437.3	$680.5
Epoxy	450.0	—	910.2	—
Winchester	181.0	194.2	364.7	372.9
Total sales	$1,364.0	$535.4	$2,712.2	$1,053.4
Income (loss) before taxes:
Chlor Alkali Products and Vinyls	$30.7	$27.4	$98.8	$51.5
Epoxy	—	—	8.2	—
Winchester	31.2	33.9	59.9	63.7
Corporate/other:
Pension income	12.6	7.4	24.8	14.5
Environmental expense	(2.4)	(5.1)	(5.1)	(5.8)
Other corporate and unallocated costs	(23.9)	(13.2)	(53.5)	(35.3)
Restructuring charges	(8.2)	(0.7)	(101.0)	(1.9)
Acquisition-related costs	(16.3)	(10.5)	(26.5)	(20.9)
Other operating (expense) income	(0.2)	42.4	10.7	42.2
Interest expense	(47.6)	(18.2)	(96.1)	(25.3)
Interest income	0.5	0.3	0.8	0.6
Income (loss) before taxes	$(23.6)	$63.7	$(79.0)	$83.3

STOCK-BASED COMPENSATION

Stock-based compensation granted includes stock options, performance stock awards, restricted stock awards and deferred directors’ compensation. Stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	($ in millions)
Stock-based compensation	$1.6	$3.9	$6.0	$6.3
Mark-to-market adjustments	2.0	(3.1)	2.4	2.2
Total expense	$3.6	$0.8	$8.4	$8.5

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

PENSION PLANS AND RETIREMENT BENEFITS

Most of our employees participate in defined contribution pension plans. We provide a contribution to an individual retirement contribution account maintained with the Contributing Employee Ownership Plan (CEOP) primarily equal to an amount of between 5% and 10% of the employee’s eligible compensation. The defined contribution pension plans expense was $8.2 million and $4.6 million for the three months ended June 30, 2016 and 2015, respectively, and $14.8 million and $8.9 million for the six months ended June 30, 2016 and 2015, respectively. The increase in defined contribution pension plans expense was due to the additional employees added in conjunction with the Acquired Business.

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
As of the Closing Date and as part of the Acquisition, our U.S. qualified defined benefit pension plan assumed certain U.S. qualified defined benefit pension obligations and assets related to active employees and certain terminated, vested retirees of the Acquired Business with a net liability of $281.7 million. In connection therewith, pension assets were transferred from TDCC’s U.S. qualified defined benefit pension plans to our U.S. qualified defined benefit pension plan. Immediately prior to the Acquisition, the Acquired Business’s participant accounts assumed in the Acquisition were closed to new participants and were no longer accruing additional benefits.
Also as of the Closing Date, we assumed certain accrued defined benefit pension liabilities relating to employees of TDCC in Germany, Switzerland and other international locations who transferred to Olin in connection with the Acquisition. The net liability assumed as of the Closing Date was $160.6 million.

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$2.7	$1.3	$0.4	$0.3
Interest cost	21.8	20.6	0.4	0.7
Expected return on plans’ assets	(39.1)	(35.7)	—	—
Amortization of prior service cost	0.1	0.1	—	—
Recognized actuarial loss	5.0	7.4	0.8	0.9
Curtailments/settlements	—	—	—	—
Net periodic benefit (income) cost	$(9.5)	$(6.3)	$1.6	$1.9

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$5.9	$2.9	$0.7	$0.6
Interest cost	44.2	41.2	0.9	1.3
Expected return on plans’ assets	(78.9)	(71.3)	—	—
Amortization of prior service cost	0.1	0.1	—	—
Recognized actuarial loss	10.3	14.9	1.6	1.8
Curtailments/settlements	—	0.1	—	0.1
Net periodic benefit (income) cost	$(18.4)	$(12.1)	$3.2	$3.8

For the six months ended June 30, 2015, we recorded a curtailment charge of $0.2 million associated with permanently closing a portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014. This charge was included in restructuring charges for the six months ended June 30, 2015.

We made cash contributions to our international qualified defined benefit pension plans of $0.7 million and $0.3 million for the six months ended June 30, 2016 and 2015, respectively.

INCOME TAXES

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35.0% to income before taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
Effective Tax Rate Reconciliation (Percent)	2016	2015	2016	2015
Statutory federal tax rate	35.0%	35.0%	35.0%	35.0%
Foreign rate differential	14.0	(0.2)	1.5	(0.2)
U.S. tax on foreign earnings	(13.7)	—	(1.4)	—
Domestic manufacturing/export tax incentive	—	(1.2)	—	(1.6)
Salt depletion	40.1	(0.3)	9.6	(0.5)
Dividends paid to CEOP	3.4	(0.6)	0.6	(0.6)
State income taxes, net	21.8	0.8	5.6	0.8
Change in valuation allowance	(1.0)	1.3	(0.3)	1.3
Change in tax contingencies	(20.6)	0.1	(5.1)	0.2
Return to provision	18.9	(1.6)	5.7	(1.3)
Impact of tax rate changes	—	0.4	—	0.3
Other, net	(2.1)	(0.1)	(0.4)	0.1
Effective tax rate	95.8%	33.6%	50.8%	33.5%

Under ASC 740 “Income Taxes” (ASC 740), companies are required to apply their estimated annual tax rate on a year-to-date basis in each interim period. Under ASC 740, companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable. In this situation, the interim tax rate should be based on the actual year-to-date results. Based on our year-to-date pretax losses and full year pretax projections as of June 30, 2016, as well as the existence of large favorable permanent book-tax differences, a reliable projection of our annual effective tax rate has been difficult to determine, producing significant variations in the customary relationship between income tax expense and pretax book income in interim periods, as a small change in forecasted pretax income could cause a significant change in the estimated annual effective tax rate. Consequently, the effective tax rates for the three and six months ended June 30, 2016 are determined based on year-to-date results rather than utilizing the method of calculating an estimated annual effective tax rate which was used up until the period ended March 31, 2016. The year-to-date actual discrete method will be applied for the remainder of 2016.

The effective tax rate for the three months ended June 30, 2015 included the cumulative effect of changes to our annual estimated effective tax rate from prior quarters.

The effective tax rates for the three and six months ended June 30, 2016 and 2015 included a benefit of $4.5 million and $1.0 million, respectively, associated with a return to provision adjustment for the finalization of our prior years’ U.S. federal and state income tax returns. The June 30, 2016 return to provision adjustment included $14.2 million of benefit primarily associated with a change in estimate related to the calculation of salt depletion and $9.7 million of expense associated with the correction of an immaterial error related to non-deductible acquisition costs. The effective tax rates for the three and six months ended June 30, 2016 included an expense of $4.9 million and $4.0 million, respectively, related to changes in uncertain tax positions for prior tax years. The effective tax rates for the three and six months ended June 30, 2015 included an expense of $0.1 million and $0.3 million, respectively, related to changes in uncertain tax positions for prior tax years. The effective tax rates for the three and six months ended June 30, 2015 also included an expense of $0.3 million related to the remeasurement of deferred tax balances due to an increase in state effective tax rates.

The condensed balance sheets include income tax receivables that are classified as other noncurrent assets of zero, $1.5 million and $1.5 million at June 30, 2016, December 31, 2015 and June 30, 2015, respectively.

As of June 30, 2016, we had $37.5 million of gross unrecognized tax benefits, which would have a net $35.8 million impact on the effective tax rate, if recognized. As of June 30, 2015, we had $35.0 million of gross unrecognized tax benefits, of which $33.8 million would have impacted the effective tax rate, if recognized. The amount of unrecognized tax benefits was as follows:

	June 30,
	2016	2015
	($ in millions)
Balance at beginning of year	$35.1	$36.1
Increases for prior year tax positions	5.7	—
Decreases for prior year tax positions	(1.8)	—
Increases for current year tax positions	0.9	—
Settlement with taxing authorities	(2.1)	(1.1)
Reductions due to statute of limitations	(0.3)	—
Balance at end of period	$37.5	$35.0

As of June 30, 2016, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $10.6 million over the next twelve months. The anticipated reduction primarily relates to settlements with taxing authorities and the expiration of federal, state and foreign statutes of limitation.

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

We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies. At June 30, 2016, we had outstanding forward contracts to buy foreign currency with a notional value of $86.5 million and to sell foreign currency with a notional value of $117.7 million. All of the currency derivatives expire within one year and are for U.S. dollar (USD) equivalents. The counterparties to the forward contracts were large financial institutions; however, the risk of loss to us in the event of nonperformance by a counterparty could be significant to our financial position or results of operations. At December 31, 2015, we had outstanding forward contracts to buy foreign currency with a notional value of $21.7 million and to sell foreign currency with a notional value of $10.1 million. At June 30, 2015, we had no forward contracts to buy or sell foreign currencies.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, paid us fixed rates. The counterparty to these agreements was Citibank, N.A. (Citibank), a major financial institution. In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 6.75% senior notes due 2016 (2016 Notes). We have agreed to pay a fixed rate to a counterparty who, in turn, paid us variable rates. The counterparty to these agreements was also Citibank. The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which as of June 30, 2016 has been recognized. In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges. The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps did not meet the criteria for hedge accounting. All changes in the fair value of these interest rate swaps were recorded currently in earnings.

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

We had the following notional amount of outstanding commodity forward contracts that were entered into to hedge forecasted purchases:

	June 30, 2016	December 31, 2015	June 30, 2015
	($ in millions)
Copper	$38.7	$43.6	$50.3
Zinc	8.0	8.7	5.8
Lead	8.4	9.3	15.0
Natural gas	0.4	2.0	4.7

As of June 30, 2016, the counterparty to $30.2 million of these commodity forward contracts is Wells Fargo Bank, N.A. (Wells Fargo), a major financial institution, and the counterparty to $25.3 million of these commodity forward contracts is Citibank, a major financial institution.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in the company’s manufacturing process. At June 30, 2016, we had open positions in futures contracts through 2021. If all open futures contracts had been settled on June 30, 2016, we would have recognized a pretax loss of $3.1 million.

If commodity prices were to remain at June 30, 2016 levels, approximately $1.3 million of deferred losses would be reclassified into earnings during the next twelve months. The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

In April 2016, we entered into three tranches of forward starting interest rate swaps whereby we agreed to pay fixed rates to the counterparties who, in turn, pays us floating rates on $1,100.0 million, $900.0 million, and $400.0 million of our underlying floating-rate debt obligations. Each tranche’s term length is for twelve months beginning on December 31, 2016, December 31, 2017 and December 31, 2018, respectively. The counterparties to the agreements are SMBC Capital Markets, Inc., Wells Fargo, PNC Bank, National Association, and Toronto-Dominion Bank. These counterparties are large financial institutions; however, the risk of loss to us in the event of nonperformance by a counterparty could be significant to our financial position or results of operations.

We use interest rate swaps as a means of minimizing significant unanticipated earnings fluctuations that may arise from volatility in interest rates of our variable-rate borrowings. These interest rate swaps are treated as cash flow hedges. At June 30, 2016, we had open interest rate swaps designated as cash flow hedges with maximum terms through 2019. If all open futures contracts had been settled on June 30, 2016, we would have recognized a pretax loss of $6.2 million.

If interest rates were to remain at June 30, 2016 levels, $0.8 million of deferred losses would be reclassified into earnings during the next twelve months. The actual effect on earnings will be dependent on actual interest rates when the forecasted transactions occur.

Fair value hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps. As of June 30, 2016, December 31, 2015 and June 30, 2015, the total notional amounts of our interest rate swaps designated as fair value hedges were $250.0 million, zero and zero, respectively.

In April 2016, we entered into interest rate swaps on $250.0 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to the counterparties who, in turn, pays us fixed rates.  The counterparties to these agreements are Toronto-Dominion Bank and SMBC Capital Markets, Inc., both of which are major financial institutions.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million, which will be recognized through 2017. As of June 30, 2016, $0.3 million of this gain was included in long-term debt. Pursuant to a note purchase agreement dated December 22, 1997, the SunBelt Chlor Alkali Partnership (SunBelt) sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G. We refer to these notes as the SunBelt Notes. The SunBelt Notes bear interest at a rate of 7.23% per annum, payable semi-annually in arrears on each June 22 and December 22.

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

The following table summarizes the location and fair value of the derivative instruments on our condensed balance sheets. The table disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis before giving effect to master netting arrangements:

	Asset Derivatives				Liability Derivatives
		Fair Value				Fair Value
Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2016	December 31, 2015	June 30, 2015	Balance Sheet Location	June 30, 2016	December 31, 2015	June 30, 2015
		($ in millions)				($ in millions)
Interest rate contracts	Other current assets	$—	$—	$—	Current installments of long-term debt	$—	$1.2	$2.5
Interest rate contracts	Other assets	—	—	—	Long-term debt	0.3	0.4	0.6
Interest rate contracts	Other assets	3.7	—	—	Other liabilities	6.2	—	—
Commodity contracts – losses	Other current assets	—	—	—	Accrued liabilities	4.9	11.5	8.1
Commodity contracts – gains	Other current assets	—	—	—	Accrued liabilities	(1.8)	(0.1)	(0.1)
		$3.7	$—	$—		$9.6	$13.0	$11.1
Derivatives Not Designated as Hedging Instruments
Interest rate contracts – gains	Other current assets	$—	$1.2	$3.1	Accrued liabilities	$—	$—	$—
Interest rate contracts – losses	Other current assets	—	(0.1)	(0.8)	Accrued liabilities	—	—	—
Commodity contracts – losses	Other current assets	—	—	—	Accrued liabilities	—	0.2	0.8
Foreign exchange contracts – gains	Other current assets	0.1	0.1		Accrued liabilities	(0.7)	—	—
Foreign exchange contracts – losses	Other current assets	—	—		Accrued liabilities	2.8	—	—
		$0.1	$1.2	$2.3		$2.1	$0.2	$0.8
Total derivatives(1)		$3.8	$1.2	$2.3		$11.7	$13.2	$11.9

(1)	Does not include the impact of cash collateral received from or provided to counterparties.

The following table summarizes the effects of derivative instruments on our condensed statements of income:

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Gain (Loss)	2016	2015	2016	2015
Derivatives – Cash Flow Hedges		($ in millions)
Recognized in other comprehensive loss (effective portion):
Commodity contracts	———	$1.6	$(2.2)	$2.7	$(4.6)
Interest rate contracts	———	(6.2)	—	(6.2)	—
		$(4.6)	$(2.2)	$(3.5)	$(4.6)
Reclassified from accumulated other comprehensive loss into income (effective portion):
Commodity contracts	Cost of goods sold	$(1.7)	$(1.8)	$(5.4)	$(3.7)
Derivatives – Fair Value Hedges
Interest rate contracts	Interest expense	$1.2	$0.7	$1.9	$1.4
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of goods sold	$—	$0.1	$(0.4)	$(1.6)
Foreign exchange contracts	Selling and administration	(4.2)	—	(7.3)	—
		$(4.2)	$0.1	$(7.7)	$(1.6)

The ineffective portion of changes in fair value resulted in zero charged or credited to earnings for the three and six months ended June 30, 2016 and 2015.

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

Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceed a specific threshold. If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability. As of June 30, 2016 and June 30, 2015, this threshold was not exceeded. As of December 31, 2015, the amount recognized in accrued liabilities for cash collateral provided by us to counterparties was $5.6 million. In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.

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

Determining which hierarchical level an asset or liability falls within requires significant judgment. We evaluate our hierarchy disclosures each quarter. The following table summarizes the assets and liabilities measured at fair value in the condensed balance sheets:

	Fair Value Measurements
Balance at June 30, 2016	Level 1	Level 2	Level 3	Total
Assets	($ in millions)
Interest rate swaps	$—	$3.7	$—	$3.7
Foreign exchange contracts	—	0.1	—	0.1
Liabilities
Interest rate swaps	$—	$6.5	$—	$6.5
Commodity forward contracts	—	3.1	—	3.1
Foreign exchange contracts	—	2.1	—	2.1
Balance at December 31, 2015
Assets
Interest rate swaps	$—	$1.1	$—	$1.1
Foreign exchange contracts	—	0.1	—	0.1
Liabilities
Interest rate swaps	$—	$1.6	$—	$1.6
Commodity forward contracts	—	11.6	—	11.6
Balance at June 30, 2015
Assets
Interest rate swaps	$—	$2.3	$—	$2.3
Liabilities
Interest rate swaps	$—	$3.1	$—	$3.1
Commodity forward contracts	—	8.8	—	8.8

For the six months ended June 30, 2016, there were no transfers into or out of Level 1, Level 2 or Level 3.

Interest Rate Swaps

The fair value of the interest rate swaps was included in other assets, other liabilities and long-term debt as of June 30, 2016. The fair value of the interest rate swaps was included in other current assets, current installments of long-term debt and long-term debt as of December 31, 2015 and June 30, 2015. These financial instruments were valued using the “income approach” valuation technique. This method used valuation techniques to convert future amounts to a single present amount. The measurement was based on the value indicated by current market expectations about those future amounts. We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels.

Commodity Forward Contracts

The fair value of the commodity forward contracts was classified in accrued liabilities as of June 30, 2016, December 31, 2015 and June 30, 2015, with unrealized gains and losses included in accumulated other comprehensive loss, net of applicable taxes. These financial instruments were valued primarily based on prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for commodities. We use commodity forward contracts for certain raw materials and energy costs such as copper, zinc, lead, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations.

Foreign Currency Contracts

The fair value of foreign currency contracts was classified within other current assets and accrued liabilities as of June 30, 2016 and December 31, 2015, with gains and losses included in selling and administration expense as these financial instruments do not meet the criteria to qualify for hedge accounting. We had no fair value of foreign currency contracts as of June 30, 2015. We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies.

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

	Fair Value Measurements				Amount recorded on balance sheets
	Level 1	Level 2	Level 3	Total
	($ in millions)
Balance at June 30, 2016	$—	$3,740.3	$153.0	$3,893.3	$3,695.8
Balance at December 31, 2015	—	3,826.9	153.0	3,979.9	3,848.8
Balance at June 30, 2015	—	533.3	153.0	686.3	664.1

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by ASC 820. There were no assets measured at fair value on a nonrecurring basis as of June 30, 2016, December 31, 2015 and June 30, 2015.

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

The year-over-year comparisons presented in Management Discussion and Analysis of Financial Condition and Results of Operations are intended to describe material changes in Olin legacy businesses as Olin did not own the Acquired Business until October of 2015.

Executive Summary

Chlor Alkali Products and Vinyls generated segment income of $30.7 million and $98.8 million for the three and six months ended June 30, 2016, respectively. Chlor Alkali Products and Vinyls segment income was higher than the corresponding periods in the prior year due to contributions of the Acquired Chlor Alkali Business and lower operating costs, partially offset by lower product prices and the second quarter 2015 recognition of insurance recoveries associated with our Becancour, Canada chlor alkali facility. Chlor Alkali Products and Vinyls segment income included depreciation and amortization expense of $103.4 million and $29.4 million for the three months ended June 30, 2016 and 2015, respectively, and $205.3 million and $58.5 million for the six months ended June 30, 2016 and 2015, respectively.

Epoxy segment income was breakeven and $8.2 million for the three and six months ended June 30, 2016, respectively. Epoxy segment income included depreciation and amortization expense of $23.0 million and $44.7 million for the three and six months ended June 30, 2016, respectively.

Winchester reported segment income of $31.2 million and $59.9 million for the three and six months ended June 30, 2016, respectively. Winchester second quarter and year-to-date segment income decreased compared to the corresponding periods in the prior year primarily due to the impact of lower product prices and higher operating costs. These decreases were partially offset by lower commodity and other material costs. Winchester’s segment income included depreciation and amortization expense of $4.5 million and $4.1 million for the three months ended June 30, 2016 and 2015, respectively, and $9.1 million and $8.3 million for the six months ended June 30, 2016 and 2015, respectively.

On March 21, 2016, we announced that we had made the decision to close a combined total of 433,000 tons of chlor alkali capacity across three separate locations. Associated with this action, we have permanently closed our Henderson, NV chlor alkali plant with 153,000 tons of capacity and will reconfigure the site to manufacture bleach and distribute caustic soda and hydrochloric acid. Also, the capacity of our Niagara Falls, NY chlor alkali plant has been reduced from 300,000 tons to 240,000 tons and the chlor alkali capacity at our Freeport, TX facility was reduced by 220,000 tons. This 220,000 ton reduction was entirely from diaphragm cell capacity. For the three and six months ended June 30, 2016, we recorded pretax restructuring charges of $7.9 million and $100.1 million, respectively, associated with these actions. For the six months ended June 30, 2016, $76.6 million of the restructuring charge were non-cash asset impairment charges.

Other operating (expense) income for the six months ended June 30, 2016 included an $11.0 million insurance recovery for property damage and business interruption related to a 2008 chlor alkali facility incident.

For the six months ended June 30, 2016, we made long-term debt repayments of $159.0 million including $125.0 million related to the 2016 Notes and $33.8 million under the required quarterly installments of the $1,350.0 million term loan facility.

For the three months ended June 30, 2016, payments of $69.5 million were made to TDCC related to certain acquisition-related liabilities including the final working capital adjustment.

During June 2016 and July 2016, Olin entered into arrangements to increase its supply of low cost electricity.  These arrangements improve manufacturing flexibility at our Freeport, TX and Plaquemine, LA facilities, reduce our overall electricity cost and accelerate the realization of cost synergies available from the Acquired Business.  In conjunction with these arrangements, Olin made a payment of $85 million during the three months ended June 30, 2016.  Additional payments of approximately $90 million are expected to be made in the third quarter of 2016 in connection with these arrangements.

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	($ in millions, except per share data)
Sales	$1,364.0	$535.4	$2,712.2	$1,053.4
Cost of goods sold	1,236.9	445.5	2,412.3	878.7
Gross margin	127.1	89.9	299.9	174.7
Selling and administration	79.3	39.9	167.4	86.9
Restructuring charges	8.2	0.7	101.0	1.9
Acquisition-related costs	16.3	10.5	26.5	20.9
Other operating (expense) income	(0.2)	42.4	10.7	42.2
Operating income	23.1	81.2	15.7	107.2
Earnings of non-consolidated affiliates	0.4	0.4	0.6	0.8
Interest expense	47.6	18.2	96.1	25.3
Interest income	0.5	0.3	0.8	0.6
Income (loss) before taxes	(23.6)	63.7	(79.0)	83.3
Income tax (benefit) provision	(22.6)	21.4	(40.1)	27.9
Net (loss) income	$(1.0)	$42.3	$(38.9)	$55.4
Net (loss) income per common share:
Basic	$(0.01)	$0.55	$(0.24)	$0.71
Diluted	$(0.01)	$0.54	$(0.24)	$0.70

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Sales for the three months ended June 30, 2016 were $1,364.0 million compared to $535.4 million in the same period last year, an increase of $828.6 million, or 155%. Sales of the Acquired Business were $864.9 million. Chlor Alkali Products and Vinyls sales generated from legacy businesses decreased by $23.1 million primarily due to lower product prices and lower volumes of hydrochloric acid, partially offset by improved volumes of chlorine and caustic soda. The lower product prices were predominantly due to caustic soda, potassium hydroxide and hydrochloric acid prices, partially offset by increased chlorine prices. Winchester sales decreased by $13.2 million primarily due to decreased shipments to military and commercial customers.

Gross margin increased $37.2 million, or 41%, compared to the three months ended June 30, 2015. Gross margin of the Acquired Business was $48.0 million. Chlor Alkali Products and Vinyls gross margin from our legacy businesses declined $12.7 million, primarily due to lower product prices and the second quarter 2015 recognition of insurance recoveries associated with our Becancour, Canada chlor alkali facility. The lower product prices were predominantly due to caustic soda, potassium hydroxide and hydrochloric acid prices, partially offset by increased chlorine prices. These decreases were partially offset by lower operating costs. Winchester gross margin decreased $3.1 million primarily due to lower product prices and higher operating costs, partially offset by lower commodity and other material costs. Gross margin as a percentage of sales decreased to 9% in 2016 from 17% in 2015.

Selling and administration expenses for the three months ended June 30, 2016 increased $39.4 million, or 99%, from the three months ended June 30, 2015 primarily due to selling and administration costs of the Acquired Business of $32.6 million, increased consulting fees of $3.0 million and increased non-income tax expense of $1.0 million. Selling and administration expenses as a percentage of sales were 6% in 2016 and 7% in 2015.

Restructuring charges for the three months ended June 30, 2016 included $7.9 million associated with the closure of 433,000 tons of chlor alkali capacity across three separate locations. Restructuring charges for the three months ended June 30, 2016 and 2015 were also associated with permanently closing a portion of the Becancour, Canada chlor alkali facility and the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

Acquisition-related costs of $16.3 million and $10.5 million for the three months ended June 30, 2016 and 2015, respectively, were related to the Acquisition and consisted of advisory, legal, accounting, integration and other professional fees.

Other operating (expense) income for the three months ended June 30, 2015 included $42.3 million of insurance recoveries for property damage and business interruption related to the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014.

Interest expense increased by $29.4 million for the three months ended June 30, 2016, primarily due to a higher level of debt outstanding due to the financing of the Acquisition. The increase was partially offset by acquisition financing expenses of $11.6 million for the three months ended June 30, 2015 associated with the Bridge Financing.

The effective tax rate for the three months ended June 30, 2016 included a benefit of $4.5 million associated with return to provision adjustments for the finalization of our prior years’ U.S. federal and state income tax returns. The June 30, 2016 return to provision adjustment included $14.2 million of benefit primarily associated with a change in estimate related to the calculation of salt depletion and $9.7 million of expense associated with the correction of an immaterial error related to non-deductible acquisition costs. The effective tax rate for the three months ended June 30, 2016 also included an expense of $4.9 million related to changes in uncertain tax positions for prior tax years. After giving consideration to these two items, the effective tax rate for the three months ended June 30, 2016 of 97.5% was higher than the 35% U.S. federal statutory rate, primarily due to favorable permanent salt depletion deductions in combination with a pretax loss. The effective tax rate for the three months ended June 30, 2015 included a benefit of $1.0 million associated with a return to provision adjustment for the finalization of our prior years’ U.S. federal and state income tax returns and an expense of $0.3 million related to the remeasurement of deferred taxes due to an increase in state effective tax rates. After giving consideration to these two items, the effective tax rate for the three months ended June 30, 2015 of 34.7% was lower than the the 35% U.S. federal statutory rate, primarily due to favorable permanent tax deduction items, such as the domestic manufacturing deduction and tax deductible dividends paid to the CEOP, partially offset by the effect of state income taxes net of the utilization of certain state tax credits.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Sales for the six months ended June 30, 2016 were $2,712.2 million compared to $1,053.4 million in the same period last year, an increase of $1,658.8 million, or 157%. Sales of the Acquired Business were $1,721.0 million. Chlor Alkali Products and Vinyls sales generated from legacy businesses decreased by $54.0 million primarily due to lower product prices and lower volumes of hydrochloric acid and potassium hydroxide, partially offset by increased volumes of chlorine and caustic soda. The lower product prices were predominantly due to caustic soda, potassium hydroxide and hydrochloric acid prices, partially offset by increased chlorine prices. Winchester sales decreased by $8.2 million primarily due to decreased shipments to military customers and law enforcement agencies, partially offset by increased shipments to commercial customers.

Gross margin increased $125.2 million, or 72%, compared to the six months ended June 30, 2015. Gross margin of the Acquired Business was $144.6 million. Chlor Alkali Products and Vinyls gross margin from our legacy businesses declined $22.4 million, primarily due to lower product prices and the second quarter 2015 recognition of insurance recoveries associated with our Becancour, Canada chlor alkali facility. The lower product prices were predominantly due to caustic soda, potassium hydroxide and hydrochloric acid prices, partially offset by increased chlorine prices. These decreases were partially offset by lower operating costs. Winchester gross margin decreased $1.8 million primarily due to lower product prices and higher operating costs, partially offset by lower commodity and other material costs. Gross margin as a percentage of sales decreased to 11% in 2016 from 17% in 2015.

Selling and administration expenses for the six months ended June 30, 2016 increased $80.5 million, or 93%, from the six months ended June 30, 2015 primarily due to selling and administration costs of the Acquired Business of $65.0 million, increased consulting fees of $7.6 million, higher legal and legal-related settlement expenses of $2.6 million and increased non-income tax expense of $2.2 million. Selling and administration expenses as a percentage of sales were 6% in 2016 and 8% in 2015.

Restructuring charges for the six months ended June 30, 2016 included $100.1 million associated with the closure of 433,000 tons of chlor alkali capacity across three separate locations, of which $76.6 million were non-cash asset impairment charges. Restructuring charges for the six months ended June 30, 2016 and 2015 were also associated with permanently closing a portion of the Becancour, Canada chlor alkali facility and the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

Acquisition-related costs of $26.5 million and $20.9 million for the six months ended June 30, 2016 and 2015, respectively, were related to the Acquisition and consisted of advisory, legal, accounting, integration and other professional fees.

Other operating (expense) income for the six months ended June 30, 2016 included an $11.0 million insurance recovery for property damage and business interruption related to a 2008 chlor alkali facility incident. Other operating (expense) income for the six months ended June 30, 2015 included $42.3 million of insurance recoveries for property damage and business interruption related to the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014.

Interest expense increased by $70.8 million for the six months ended June 30, 2016, primarily due to a higher level of debt outstanding due to the financing of the Acquisition. The increase was partially offset by acquisition financing expenses of $12.0 million for the six months ended June 30, 2015 associated with the Bridge Financing.

The effective tax rate for the six months ended June 30, 2016 included a benefit of $4.5 million associated with return to provision adjustments for the finalization of our prior years’ U.S. federal and state income tax returns. The June 30, 2016 return to provision adjustment included $14.2 million of benefit primarily associated with a change in estimate related to the calculation of salt depletion and $9.7 million of expense associated with the correction of an immaterial error related to non-deductible acquisition costs. The effective tax rate for the six months ended June 30, 2016 also included an expense of $4.0 million related to changes in uncertain tax positions for prior tax years. After giving consideration to these two items, the effective tax rate for the six months ended June 30, 2016 of 50.1% was higher than the 35% U.S. federal statutory rate, primarily due to favorable permanent salt depletion deductions in combination with a pretax loss. The effective tax rate for the six months ended June 30, 2015 included a benefit of $1.0 million associated with a return to provision adjustment for the finalization of our prior years’ U.S. federal and state income tax returns and an expense of $0.3 million related to the remeasurement of deferred taxes due to an increase in state effective tax rates. After giving consideration to these two items, the effective tax rate for the six months ended June 30, 2015 of 34.3% was lower than the the 35% U.S. federal statutory rate, primarily due to favorable permanent tax deduction items, such as the domestic manufacturing deduction and tax deductible dividends paid to the CEOP, partially offset by the effect of state income taxes net of the utilization of certain state tax credits.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sales:	($ in millions)
Chlor Alkali Products and Vinyls	$733.0	$341.2	$1,437.3	$680.5
Epoxy	450.0	—	910.2	—
Winchester	181.0	194.2	364.7	372.9
Total sales	$1,364.0	$535.4	$2,712.2	$1,053.4
Income (loss) before taxes:
Chlor Alkali Products and Vinyls(1)	$30.7	$27.4	$98.8	$51.5
Epoxy	—	—	8.2	—
Winchester	31.2	33.9	59.9	63.7
Corporate/other:
Pension income(2)	12.6	7.4	24.8	14.5
Environmental expense	(2.4)	(5.1)	(5.1)	(5.8)
Other corporate and unallocated costs	(23.9)	(13.2)	(53.5)	(35.3)
Restructuring charges(3)	(8.2)	(0.7)	(101.0)	(1.9)
Acquisition-related costs(4)	(16.3)	(10.5)	(26.5)	(20.9)
Other operating (expense) income(5)	(0.2)	42.4	10.7	42.2
Interest expense(6)	(47.6)	(18.2)	(96.1)	(25.3)
Interest income	0.5	0.3	0.8	0.6
Income (loss) before taxes	$(23.6)	$63.7	$(79.0)	$83.3

(1)
Earnings of non-consolidated affiliates are included in the Chlor Alkali Products and Vinyls segment results consistent with management’s monitoring of the operating segments. The earnings of non-consolidated affiliates were $0.4 million for both the three months ended June 30, 2016 and 2015 and $0.6 million and $0.8 million for the six months ended June 30, 2016 and 2015, respectively.

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

(3)
Restructuring charges for the three and six months ended June 30, 2016 included $7.9 million and $100.1 million, respectively, associated with the closure of 433,000 tons of chlor alkali capacity across three separate locations. For the six months ended June 30, 2016, $76.6 million of these charges were non-cash asset impairment charges. Restructuring charges for the three and six months ended June 30, 2016 and 2015 were also associated with permanently closing a portion of the Becancour, Canada chlor alkali facility and the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

(4)
Acquisition-related costs for the three and six months ended June 30, 2016 and 2015 were related to the Acquisition and consisted of advisory, legal, accounting, integration and other professional fees.

(5)
Other operating (expense) income for the six months ended June 30, 2016 included an $11.0 million insurance recovery for property damage and business interruption related to a 2008 chlor alkali facility incident. Other operating (expense) income for the three and six months ended June 30, 2015 included $42.3 million of insurance recoveries for property damage and business interruption related to the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014.

(6)
Interest expense for the three and six months ended June 30, 2015 included acquisition financing expenses of $11.6 million and $12.0 million, respectively, for the Bridge Financing associated with the Acquisition.

Chlor Alkali Products and Vinyls

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Chlor Alkali Products and Vinyls sales for the three months ended June 30, 2016 were $733.0 million compared to $341.2 million for the three months ended June 30, 2015, an increase of $391.8 million, or 115%. The sales increase was primarily due to the inclusion of the Acquired Chlor Alkali Business ($414.9 million) and increased volumes of chlorine and caustic soda ($5.1 million). These increases were partially offset by lower product prices ($19.4 million) and lower volumes of hydrochloric acid ($7.3 million). The lower product prices were predominantly due to caustic soda, potassium hydroxide and hydrochloric acid prices, partially offset by increased chlorine prices.

Chlor Alkali Products and Vinyls segment income was $30.7 million for the three months ended June 30, 2016, compared to $27.4 million for the same period in 2015, an increase of $3.3 million, or 12%. Chlor Alkali Products and Vinyls segment income was higher primarily due to the contributions of the Acquired Chlor Alkali Business ($15.4 million) and lower operating and material costs ($17.8 million). These increases were partially offset by lower product prices ($19.4 million), the second quarter 2015 recognition of insurance recoveries associated with our Becancour, Canada chlor alkali facility ($9.9 million) and decreased volumes ($0.6 million). The lower product prices were predominantly due to caustic soda, potassium hydroxide and hydrochloric acid prices, partially offset by increased chlorine prices. The decreased volumes were primarily due to hydrochloric acid, partially offset by increased volumes of chlorine and caustic soda. Chlor Alkali Products and Vinyls segment income included depreciation and amortization expense of $103.4 million and $29.4 million for the three months ended June 30, 2016 and 2015, respectively.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Chlor Alkali Products and Vinyls sales for the six months ended June 30, 2016 were $1,437.3 million compared to $680.5 million for the six months ended June 30, 2015, an increase of $756.8 million, or 111%. The sales increase was primarily due to the inclusion of the Acquired Chlor Alkali Business ($810.8 million) and increased volumes of chlorine and caustic soda ($6.3 million). These increases were partially offset by lower product prices ($36.0 million) and lower volumes of hydrochloric acid ($17.7 million) and potassium hydroxide ($4.1 million). The lower product prices were predominantly due to caustic soda, potassium hydroxide and hydrochloric acid prices, partially offset by increased chlorine prices.

Chlor Alkali Products and Vinyls segment income was $98.8 million for the six months ended June 30, 2016, compared to $51.5 million for the same period in 2015, an increase of $47.3 million, or 92%. Chlor Alkali Products and Vinyls segment income was higher primarily due to the contributions of the Acquired Chlor Alkali Business ($71.7 million) and lower operating and material costs ($24.3 million). These increases were partially offset by lower product prices ($36.0 million), the second quarter 2015 recognition of insurance recoveries associated with our Becancour, Canada chlor alkali facility ($9.9 million) and decreased volumes ($2.8 million). The lower product prices were predominantly due to caustic soda, potassium hydroxide and hydrochloric acid prices, partially offset by increased chlorine prices. The decreased volumes were primarily due to hydrochloric acid and potassium hydroxide, partially offset by increased volumes of chlorine and caustic soda. Chlor Alkali Products and Vinyls segment income included depreciation and amortization expense of $205.3 million and $58.5 million for the six months ended June 30, 2016 and 2015, respectively.

Epoxy

Epoxy sales for the three and six months ended June 30, 2016 were $450.0 million and $910.2 million, respectively. Epoxy segment income was breakeven and $8.2 million for the three and six months ended June 30, 2016, respectively. Epoxy segment income included depreciation and amortization expense of $23.0 million and $44.7 million for the three and six months ended June 30, 2016, respectively.

Winchester

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Winchester sales were $181.0 million for the three months ended June 30, 2016 compared to $194.2 million for the three months ended June 30, 2015, a decrease of $13.2 million, or 7%. The sales decrease was primarily due to decreased shipments to military customers ($5.9 million), commercial customers ($5.1 million) and law enforcement agencies ($1.9 million).

Winchester reported segment income of $31.2 million for the three months ended June 30, 2016 compared to $33.9 million for the three months ended June 30, 2015, a decrease of $2.7 million, or 8%. The decrease was due to lower selling prices ($3.8 million) and higher operating costs ($3.2 million) and decreased volumes ($0.4 million). These decreases were partially offset by lower commodity and other material costs ($4.7 million). Winchester’s segment income included depreciation and amortization expense of $4.5 million and $4.1 million for the three months ended June 30, 2016 and 2015, respectively.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Winchester sales were $364.7 million for the six months ended June 30, 2016 compared to $372.9 million for the six months ended June 30, 2015, a decrease of $8.2 million, or 2%. The sales decrease was primarily due to lower shipments to military customers ($10.8 million) and law enforcement agencies ($4.5 million). These decreases were partially offset by increased shipments to commercial customers ($6.6 million).

Winchester reported segment income of $59.9 million for the six months ended June 30, 2016 compared to $63.7 million for the six months ended June 30, 2015, a decrease of $3.8 million, or 6%. The decrease was due to higher operating costs ($8.4 million) and lower selling prices ($7.4 million). These decreases were partially offset by lower commodity and other material costs ($9.0 million) and increased volumes and a more favorable product mix ($3.0 million). Winchester’s segment income included depreciation and amortization expense of $9.1 million and $8.3 million for the six months ended June 30, 2016 and 2015, respectively.

Corporate/Other

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

For the three months ended June 30, 2016, pension income included in corporate/other was $12.6 million compared to $7.4 million for the three months ended June 30, 2015. On a total company basis, defined benefit pension income for the three months ended June 30, 2016 was $9.5 million compared to $6.3 million for the three months ended June 30, 2015. The increase in pension income was primarily due to the impact of the change in the approach used to measure service and interest costs elected on the Closing Date.

For the three months ended June 30, 2016, charges to income for environmental investigatory and remedial activities were $2.4 million compared to $5.1 million for the three months ended June 30, 2015. These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the three months ended June 30, 2016, other corporate and unallocated costs were $23.9 million compared to $13.2 million for the three months ended June 30, 2015, an increase of $10.7 million. The increase was primarily due to increased corporate infrastructure costs, such as personnel, consulting and professional fees, that are necessary to support the newly acquired businesses of $6.1 million, higher stock-based compensation expense of $3.8 million, which includes mark-to-market adjustments, and increased non-income tax expense of $1.1 million.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

For the six months ended June 30, 2016, pension income included in corporate/other was $24.8 million compared to $14.5 million for the six months ended June 30, 2015. On a total company basis, defined benefit pension income for the six months ended June 30, 2016 was $18.4 million compared to $12.1 million for the six months ended June 30, 2015. The increase in pension income was primarily due to the impact of the change in the approach used to measure service and interest costs elected on the Closing Date.

For the six months ended June 30, 2016, charges to income for environmental investigatory and remedial activities were $5.1 million compared to $5.8 million for the six months ended June 30, 2015. These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the six months ended June 30, 2016, other corporate and unallocated costs were $53.5 million compared to $35.3 million for the six months ended June 30, 2015, an increase of $18.2 million. The increase was primarily due increased corporate infrastructure costs, such as personnel, consulting and professional fees, that are necessary to support the newly acquired businesses of $11.1 million, increased legal and legal-related settlement expenses of $2.8 million, and higher non-income tax expense of $2.2 million.

Outlook

Net income in the third quarter of 2016 is projected to be in the $0.10 to $0.20 per diluted share range, which includes pretax restructuring charges of approximately $5 million, pretax acquisition-related integration costs of approximately $15 million and estimated step-up acquisition depreciation and amortization expense of approximately $40 million. Net loss in the second quarter of 2016 was $0.01 per diluted share, which included pretax restructuring charges of $8.2 million and pretax acquisition-related costs of $16.3 million.
Chlor Alkali Products and Vinyls third quarter 2016 segment income is expected to improve compared to the second quarter of 2016 segment income of $30.7 million. The expected increase in segment income anticipates improved volumes and higher caustic soda prices.
Epoxy third quarter 2016 segment income is expected to improve compared to the breakeven results in the second quarter of 2016. The expected increase in segment income is due to improved expected volumes and the absence of significant maintenance-related outage costs.
Winchester third quarter 2016 segment income is expected to be higher than the $31.2 million of segment income achieved during the second quarter of 2016 primarily driven by expected seasonably stronger demand. The Oxford, MS relocation project was completed during the second quarter of 2016. The relocation is forecast to reduce Winchester's annual operating costs by approximately $40 million in 2016 compared to $35.0 million realized in 2015.

Third quarter 2016 Other Corporate and Unallocated costs are expected to be similar to the first quarter of 2016 Other Corporate and Unallocated costs of $29.6 million.
We anticipate third quarter 2016 to include approximately $15 million of acquisition-related integration costs. We anticipate full year 2016 to include approximately $50 million of acquisition-related integration costs associated with outside consulting and professional fees and other personnel related-costs.
During the third quarter of 2016, we are anticipating environmental expenses in the $2 million to $4 million range compared to $2.4 million in the second quarter of 2016. We anticipate that full year 2016 charges for environmental investigatory and remedial activities will be approximately $15 million range. We do not believe that there will be recoveries of environmental costs incurred and expensed in prior periods in 2016. In connection with the Acquisition, TDCC has retained liabilities relating to litigation, releases of hazardous materials and violations of environmental law to the extent arising prior to the Closing Date.
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
During the third quarter of 2016, we are anticipating pretax restructuring charges of approximately $5 million, associated with the Chlor Alkali Products and Vinyls capacity reduction, the relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS and permanently closing a portion of the Becancour, Canada chlor alkali facility.
We have approximately 65% variable rate debt in our new debt profile. As a result, we are estimating our third quarter 2016 interest rate will be approximately 5%. During the second half of 2016, a total of approximately $45 million of debt will mature that is expected to be repaid using available cash.
In 2016, we currently expect our capital spending to be in the $280 million to $320 million range, which includes approximately $30 million of synergy-related capital, which we believe is necessary to realize the anticipated synergies. Based on the preliminary valuation of the newly acquired fixed assets and intangible assets, we estimate our depreciation and amortization expense in 2016 to be in the $515 million to $535 million range, including approximately $160 million of acquisition step-up depreciation and amortization expense.
In 2016, the effective tax rate is not meaningful as we expect significant variation in the customary relationship between tax expense and pretax income due to the lower level of forecasted pretax income and favorable permanent book-tax differences.

Environmental Matters

Environmental provisions charged to income, which are included in costs of goods sold, were $2.4 million and $5.1 million for the three months ended June 30, 2016 and 2015, respectively, and $5.1 million and $5.8 million for the six months ended June 30, 2016 and 2015, respectively.

Our liabilities for future environmental expenditures were as follows:

	June 30,
	2016	2015
	($ in millions)
Balance at beginning of year	$138.1	$138.3
Charges to income	5.1	5.8
Remedial and investigatory spending	(4.9)	(5.4)
Currency translation adjustments	0.6	(0.8)
Balance at end of period	$138.9	$137.9

Environmental investigatory and remediation activities spending was associated with former waste disposal sites and past manufacturing operations. Spending in 2016 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be approximately $20 million. Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interest against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $2.1 million at June 30, 2016. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and Operation, Maintenance and Monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M. Charges to income for investigatory and remedial efforts were material to operating results in 2015 and are expected to be material to operating results in 2016.

In connection with the Acquisition, TDCC retained liabilities relating to releases of hazardous materials and violations of environmental law to the extent arising prior to the Closing Date.

Our condensed balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $138.9 million at June 30, 2016, $138.1 million at December 31, 2015 and $137.9 million at June 30, 2015, of which $119.9 million, $119.1 million and $118.9 million, respectively, were classified as other noncurrent liabilities. These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities.

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

Legal Matters and Contingencies

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities. As of June 30, 2016, December 31, 2015 and June 30, 2015, our condensed balance sheets included liabilities for these legal actions of $22.1 million, $21.2 million and $22.4 million, respectively. These liabilities do not include costs associated with legal representation. Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations. In connection with the Acquisition, TDCC retained liabilities related to litigation to the extent arising prior to the Closing Date.

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

For the six months ended June 30, 2016, we recognized an insurance recovery of $11.0 million in other operating (expense) income for property damage and business interruption related to a 2008 chlor alkali facility incident.

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

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data

	Six Months Ended June 30,
	2016	2015
Provided By (Used For)	($ in millions)
Net operating activities	$186.2	$48.1
Capital expenditures	(137.4)	(51.1)
Business acquired in purchase transaction, net of cash acquired	(69.5)	—
Payments under long-term supply contract	(85.0)	—
Net investing activities	(287.1)	(23.1)
Long-term debt repayments	(159.0)	(2.1)
Dividends paid	(66.1)	(31.0)
Debt and equity issuance costs	—	(18.7)
Net financing activities	(224.9)	(49.4)

Operating Activities

For the six months ended June 30, 2016, cash provided by operating activities increased by $138.1 million from the six months ended June 30, 2015, primarily due to an increase in our operating results. Our net loss for the six months ended June 30, 2016 included $76.6 million of non-cash impairment charges for equipment and facilities and a $193.0 million increase in depreciation and amortization as compared to prior year. For the six months ended June 30, 2016, working capital increased $63.2 million compared to $51.9 million for the six months ended June 30, 2015. Receivables increased from December 31, 2015 by $37.4 million primarily as a result of higher sales in the second quarter of 2016 compared with fourth quarter of 2015, which was partially offset by receivables sold under the AR Facility. Accounts payable and accrued liabilities decreased from December 31, 2015 by $57.0 million.

Investing Activities

Capital spending of $137.4 million for the six months ended June 30, 2016 was $86.3 million higher than the corresponding period in 2015. The increased capital spending in 2016 was primarily due to capital spending of $102.1 million of the Acquired Business. For the total year 2016, we expect our capital spending to be in the $280 million to $320 million range, which includes approximately $30 million of synergy-related capital which we believe is necessary to realize the anticipated synergies. Depreciation and amortization expense is forecast to be in the $515 million to $535 million range, including acquisition step-up depreciation and amortization of approximately $160 million.

During the six months ended June 30, 2016, payments of $69.5 million were made related to the Acquisition for certain acquisition-related liabilities including the final working capital adjustment.

During the six months ended June 30, 2016, payments of $85.0 million were made related to arrangements for the long-term supply of low cost electricity.

Proceeds from disposition of property, plant and equipment for the six months ended June 30, 2015 included $24.0 million of insurance recoveries for property damage related to the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014.

We received $4.4 million from the October 2013 sale of a bleach joint venture for both the six months ended June 30, 2016 and 2015.

Financing Activities

In June 2016, $125.0 million under the 2016 Notes became due and was repaid. For the six months ended June 30, 2016, we repaid $33.8 million under the required quarterly installments of the $1,350.0 million term loan facility. For the six months ended June 30, 2015, we repaid $1.9 million under the required quarterly installments of the $150.0 million term loan facility.

We issued less than 0.1 million shares and 0.1 million shares representing stock options exercised for the six months ended June 30, 2016 and 2015, respectively, with a total value of $0.2 million and $3.1 million, respectively.

For the six months ended June 30, 2015, we paid deferred debt issuance costs of $18.7 million for the Bridge Financing associated with the Acquisition.

The percent of total debt to total capitalization decreased to 61.3% at June 30, 2016 from 61.4% at December 31, 2015. The decrease was primarily due to a lower level of long-term debt outstanding due to the quarterly installment payments of the $1,350.0 million term loan facility and the repayment of the 2016 Notes. This decrease was partially offset by lower shareholders’ equity primarily resulting from the net loss for the six months ended June 30, 2016.

In the first two quarters of 2016 and 2015, we paid a quarterly dividend of $0.20 per share. Dividends paid for the six months ended June 30, 2016 and 2015 were $66.1 million and $31.0 million, respectively. On July 28, 2016, our board of directors declared a dividend of $0.20 per share on our common stock, payable on September 9, 2016 to shareholders of record on August 10, 2016.

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

Certain additional agreements have been entered into, including, among others, an Employee Matters Agreement, a Tax Matters Agreement, site, transitional and other service agreements, supply and purchase agreements, real estate agreements, technology licenses and intellectual property agreements. For the three months ended June 30, 2016, payments of $69.5 million were made related to certain acquisition-related liabilities including the final working capital adjustment. In addition, Olin and TDCC have agreed in connection with the Acquisition to enter into arrangements for the long-term supply of ethylene by TDCC to Olin, pursuant to which, among other things, Olin made upfront payments of $433.5 million in order to receive ethylene at producer economics and for certain reservation fees for the option to obtain additional future ethylene supply at producer economics. During the three months ended June 30, 2016, one of the options to obtain additional future ethylene supply at producer economics was exercised by us and, accordingly, additional payments will be made to TDCC of approximately $210 million in 2017, which will increase the value of the long-term asset. If the remaining option is exercised by us, additional payments will be made to TDCC of between $425 million and $465 million in 2020, which will increase the value of the long-term asset.

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

During June 2016 and July 2016, Olin entered into arrangements to increase its supply of low cost electricity.  These arrangements improve manufacturing flexibility at our Freeport, TX and Plaquemine, LA facilities, reduce our overall electricity cost and accelerate the realization of cost synergies available from the Acquired Business.  In conjunction with these arrangements, Olin made a payment of $85 million during the three months ended June 30, 2016.  Additional payments of approximately $90 million are expected to be made in the third quarter of 2016 in connection with these arrangements.  The payments made under these arrangements will be amortized over the life of the contracts as electrical power is received.

The overall cash decrease of $325.4 million for the six months ended June 30, 2016 primarily reflects the normal seasonal increase in working capital, capital spending, which includes capital spending of the Acquired Business, repayment of long-term debt, payments made under arrangements to increase our supply of low cost electricity and payments to TDCC related to certain acquisition related liabilities, including the final working capital adjustment. These decreases were partially offset by our operating results. We believe, based on current and projected levels of cash flow from our operations, together with our cash and cash equivalents on hand and the availability to borrow under our senior revolving credit facility, we have sufficient liquidity to meet our short-term and long-term needs to make required payments of interest on our debt, make amortization payments under the senior credit facilities, fund our operating needs, fund working capital and capital expenditure requirements and comply with the financial ratios in our debt agreements.

On June 23, 2015, Spinco entered into a new five-year delayed-draw term loan facility of up to $1,050.0 million. As of the Closing Date, Spinco drew $875.0 million to finance the cash portion of the Cash and Debt Distribution. Also on June 23, 2015, Olin and Spinco entered into a new five-year $1,850.0 million senior credit facility consisting of a $500.0 million senior revolving credit facility, which replaced Olin’s $265.0 million senior revolving credit facility at the Closing Date, and a $1,350.0 million (subject to reduction by the aggregate amount of the term loans funded to Spinco under the Spinco term loan facility) delayed-draw term loan facility. As of the Closing Date, an additional $475.0 million was drawn by Olin under this term loan facility which was used to pay fees and expenses of the Acquisition, obtain additional funds for general corporate purposes and refinance Olin’s existing senior term loan facility due in 2019. As of the Closing Date, total borrowings under the term loan facilities were $1,350.0 million. Subsequent to the Closing Date, these senior credit facilities were consolidated into a single $1,850.0 senior credit facility, which includes a $1,350.0 million term loan facility. This new senior credit facility will expire in 2020. The $500.0 million senior revolving credit facility includes a $100.0 million letter of credit subfacility. At June 30, 2016, we had $481.9 million available under our $500.0 million senior revolving credit facility because we had issued $18.1 million of letters of credit under the $100.0 million subfacility. The term loan facility includes amortization payable in equal quarterly installments at a rate of 5.0% per annum for the first two years, increasing to 7.5% per annum for the following year and to 10.0% per annum for the last two years. Under the new senior credit facility, we may select various floating rate borrowing options. The actual interest rate paid on borrowings under the senior credit facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the applicable facility for the prior fiscal quarter. The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio). Compliance with these covenants is determined quarterly based on the operating cash flows. We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of June 30, 2016 and 2015, and December 31, 2015, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured. As of June 30, 2016, there were no covenants or other restrictions that limited our ability to borrow. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities.

On June 29, 2016, we entered into a trade accounts receivable factoring arrangement (the AR Facility). Pursuant to the terms of the AR Facility, certain of our subsidiaries may sell their accounts receivable up to a maximum of $100.0 million. We will continue to service such accounts.  These receivables qualify for sales treatment under ASC 860 and, accordingly, the proceeds are included in net cash provided by operating activities in the Condensed Statement of Cash Flows.  The gross amount of receivables sold for the three months ended June 30, 2016 totaled $26.8 million.  The factoring discount paid under the AR Facility is recorded as interest expense on the Condensed Statement of Operations. The agreement is without recourse and therefore no recourse liability has been recorded as of June 30, 2016.

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

For the six months ended June 30, 2016, cash provided by operating activities increased by $138.1 million from the six months ended June 30, 2015, primarily due to an increase in our operating results. Our net loss for the six months ended June 30, 2016 included $76.6 million of non-cash impairment charges for equipment and facilities and a $193.0 million increase in depreciation and amortization as compared to prior year. For the six months ended June 30, 2016, working capital increased $63.2 million compared to $51.9 million for the six months ended June 30, 2015. Receivables increased from December 31, 2015 by $37.4 million primarily as a result of higher sales in the second quarter of 2016 compared with fourth quarter of 2015, which was partially offset by receivables sold under the AR Facility. Accounts payable and accrued liabilities decreased from December 31, 2015 by $57.0 million.

Capital spending of $137.4 million for the six months ended June 30, 2016 was $86.3 million higher than the corresponding period in 2015. The increased capital spending in 2016 was primarily due to capital spending of $102.1 million of the Acquired Business. For the total year 2016, we expect our capital spending to be in the $280 million to $320 million range, which includes approximately $30 million of synergy-related capital which we believe is necessary to realize the anticipated synergies. Depreciation and amortization expense is forecast to be in the $515 million to $535 million range, including acquisition step-up depreciation and amortization of approximately $160 million.

On April 24, 2014, our board of directors authorized a share repurchase program for up to 8 million shares of common stock that will terminate in three years for any of the remaining shares not yet repurchased. For the six months ended June 30, 2016, no shares were purchased and retired. As of June 30, 2016, we had purchased a total of 1.9 million shares under the April 2014 program, and 6.1 million shares remained authorized to be purchased. Under the Merger Agreement relating to the Acquisition, we were restricted from repurchasing shares of our common stock prior to the consummation of the merger. For a period of two years subsequent to the Closing Date, we will continue to be subject to certain restrictions on our ability to conduct share repurchases.

At June 30, 2016, we had total letters of credit of $72.4 million outstanding, of which $18.1 million were issued under our $500.0 million senior revolving credit facility. The letters of credit were used to support certain long-term debt, certain workers compensation insurance policies, certain plant closure and post-closure obligations and certain Canadian pension funding requirements.

As of June 30, 2016, we had long-term borrowings, including current installments and capital lease obligations, of $3,695.8 million, of which $2,272.1 million was issued at variable rates. Commitments from banks under our senior revolving credit facility are an additional source of liquidity.

In April 2016, we entered into three tranches of forward starting interest rate swaps whereby we agreed to pay fixed rates to the counterparties who, in turn, pays us floating rates on $1,100.0 million, $900.0 million, and $400.0 million of our underlying floating-rate debt obligations. Each tranche’s term length is for twelve months beginning on December 31, 2016, December 31, 2017, and December 31, 2018, respectively. The counterparties to the agreements are SMBC Capital Markets, Inc., Wells Fargo, PNC Bank, National Association, and Toronto-Dominion Bank. These counterparties are large financial institutions; however, the risk of loss to us in the event of nonperformance by a counterparty could be significant to our financial position or results of operations.

In April 2016, we entered into interest rate swaps on $250.0 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to the counterparties who, in turn, pays us fixed rates.  The counterparties to these agreements are Toronto-Dominion Bank and SMBC Capital Markets, Inc., both of which are major financial institutions.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million, which will be recognized through 2017. As of June 30, 2016, $0.3 million of this gain was included in long-term debt.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, paid us fixed rates. The counterparty to these agreements was Citibank. In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 2016 Notes. We have agreed to pay a fixed rate to a counterparty who, in turn, paid us variable rates. The counterparty to these agreements was also Citibank. The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which as of June 30, 2016 has been recognized. In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges. The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps did not meet the criteria for hedge accounting. All changes in the fair value of these interest rate swaps were recorded currently in earnings.

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

In November 2015, the FASB issued ASU 2015-17 “Balance Sheet Classification of Deferred Taxes” (ASU 2015-17), which amends ASC 740. This update requires deferred income tax liabilities and assets, and any related valuation allowance, to be classified as noncurrent on the balance sheet. This update simplifies the current guidance requiring the deferred taxes for each jurisdiction to be presented as a net current asset or liability and net noncurrent asset or liability. This update is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The guidance may be applied either prospectively or retrospectively, with earlier application permitted. We adopted the provisions of ASU 2015-17 on December 31, 2015, which was applied prospectively, and, therefore, all prior periods have not been retrospectively adjusted.

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

In April 2015, the FASB issued ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03) and, in August 2015, the FASB issued ASU 2015-15 “Interest—Imputation of Interest” (ASU 2015-15), which both amend ASC 835-30 “Interest—Imputation of Interest.” These updates require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability while debt issuance costs related to line-of-credit arrangements will continue to be presented as an asset. We adopted ASU 2015-03 and ASU 2015-15 on January 1, 2016 which required retrospective application. As of June 30, 2016, December 31, 2015, and June 30, 2015, debt issuance costs of $29.1 million, $31.4 million and $5.3 million, respectively, were reclassified within our condensed balance sheet from other assets to long-term debt and zero, $1.5 million and $2.7 million, respectively, were reclassified within our condensed balance sheet from other assets to current installments of long-term debt.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (ASU 2014-09), which amends ASC 605 “Revenue Recognition” and creates a new topic, ASC 606 “Revenue from Contracts with Customers” (ASC 606). This update provides guidance on how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Upon initial application, the provisions of this update are required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. This update also expands the disclosure requirements surrounding revenue recorded from contracts with customers. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers,” which amends ASC 606. This update defers the effective date of ASU 2014-09 to fiscal years, and interim periods within those years, beginning after December 15, 2017, a deferral of one year from the previous effective date. In March 2016, the FASB issued ASU 2016-08 “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (ASU 2016-08), which amends ASC 606. ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10 “Identifying Performance Obligations and Licensing” (ASU 2016-10), which amends ASC 606. ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. In May 2016, the FASB issued ASU 2016-12 “Narrow-Scope Improvements and Practical Expedients” (ASU 2016-12), which amends ASC 606. ASU 2016-12 addresses narrow-scope improvements to the guidance on collectibility, noncash consideration, and completed contracts at transition. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services. We are currently evaluating the effect of these updates on our financial statements and have not yet determined the method of initial application we will use.

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

Energy costs, including electricity and natural gas, and certain raw materials used in our production processes are subject to price volatility. Depending on market conditions, we may enter into futures contracts and put and call option contracts in order to reduce the impact of commodity price fluctuations. As of June 30, 2016, we maintained open positions on futures contracts with a notional value totaling $55.5 million ($63.6 million at December 31, 2015 and $75.8 million at June 30, 2015). Assuming a hypothetical 10% increase in commodity prices which are currently hedged, as of June 30, 2016, we would experience a $5.6 million ($6.4 million at December 31, 2015 and $7.6 million at June 30, 2015) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.

We transact business in various foreign currencies other than the USD which exposes us to movements in exchange rates which may impact revenue and expenses, assets and liabilities and cash flows. Our significant foreign currency exposure is denominated with European currencies, primarily the Euro, although exposures also exist in other currencies of Asia Pacific, Latin America, Middle East and Africa. For all derivative positions, we evaluated the effects of a 10% shift in exchange rates between those currencies and the USD, holding all other assumptions constant. Unfavorable currency movements of 10% would negatively affect the fair values of the derivatives held to hedge currency exposures by $15.1 million. These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. The effect of interest rates on our investing activity is not material to our consolidated financial position, results of operations or cash flows. Our current debt structure is used to fund business operations, and commitments from banks under our senior revolving credit facility are a source of liquidity. As of June 30, 2016, December 31, 2015 and June 30, 2015, we had long-term borrowings, including current installments and capital lease obligations, of $3,695.8 million, $3,848.8 million and $664.1 million, respectively, of which $2,272.1 million, $2,305.9 million and $304.0 million at June 30, 2016, December 31, 2015 and June 30, 2015, respectively, were issued at variable rates.

In April 2016, we entered into three tranches of forward starting interest rate swaps whereby we agreed to pay fixed rates to the counterparties who, in turn, pays us floating rates on $1,100.0 million, $900.0 million, and $400.0 million of our underlying floating-rate debt obligations. Each tranche’s term length is for twelve months beginning on December 31, 2016, December 31, 2017, and December 31, 2018, respectively. The counterparties to the agreements are SMBC Capital Markets, Inc., Wells Fargo, PNC Bank, National Association, and Toronto-Dominion Bank. These counterparties are large financial institutions; however, the risk of loss to us in the event of nonperformance by a counterparty could be significant to our financial position or results of operations.

In April 2016, we entered into interest rate swaps on $250.0 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to the counterparties who, in turn, pays us fixed rates.  The counterparties to these agreements are Toronto-Dominion Bank and SMBC Capital Markets, Inc., both of which are major financial institutions.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million, which will be recognized through 2017. As of June 30, 2016, $0.3 million of this gain was included in long-term debt.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, paid us fixed rates. The counterparty to these agreements was Citibank. In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 2016 Notes. We have agreed to pay a fixed rate to a counterparty who, in turn, paid us variable rates. The counterparty to these agreements was also Citibank. The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which as of June 30, 2016 has been recognized. In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges. The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps did not meet the criteria for hedge accounting. All changes in the fair value of these interest rate swaps were recorded currently in earnings.

Our interest rate swaps reduced interest expense by $1.9 million and $1.4 million for the six months ended June 30, 2016 and 2015, respectively.

If the actual changes in commodities, foreign currency, or interest pricing is substantially different than expected, the net impact of commodity risk, foreign currency risk, or interest rate risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

Item 4. Controls and Procedures.

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, on October 5, 2015, we acquired from TDCC the Acquired Business. In accordance with the SEC's published guidance, our Annual Report on Form 10-K for the year ending December 31, 2015 did not include consideration of the internal controls of the Acquired Business within management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. We are in the process of integrating the Acquired Business into our overall internal control over financial reporting process and will incorporate the Acquired Business into our annual assessment of internal control over financial reporting as of December 31, 2016.

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

Part II — Other Information

Item 1. Legal Proceedings.

Not Applicable.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not Applicable.

(b)	Not Applicable.

(c)
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2016	—	—	—
May 1-31, 2016	—	—	—
June 1-30, 2016	—	—	—
Total				6,062,657	(1)

(1)
On April 24, 2014, we announced a share repurchase program approved by the board of directors for the purchase of up to 8 million shares of common stock that will terminate on April 24, 2017. Through June 30, 2016, 1,937,343 shares had been repurchased, and 6,062,657 shares remained available for purchase under this program. Under the Merger Agreement relating to the Acquisition, we were restricted from repurchasing shares of our common stock prior to the consummation of the merger. For a period of two years subsequent to the Closing Date, we will continue to be subject to certain restrictions on our ability to conduct share repurchases.

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

Date: August 2, 2016

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