Form 10-Q
period 2016-09-30
OLIN CORP
filed 2016-11-02
CIK 74303

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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

As of September 30, 2016, 165,272,408 shares of the registrant’s common stock were outstanding.

Part I — Financial Information

Item 1.  Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets
(In millions, except per share data)
(Unaudited)

	September 30, 2016	December 31, 2015	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$127.0	$392.0	$254.0
Receivables, net	744.1	783.4	300.4
Income taxes receivable	49.0	32.9	—
Inventories	617.0	685.2	232.5
Current deferred income taxes	—	—	69.1
Other current assets	16.1	39.9	12.4
Total current assets	1,553.2	1,933.4	868.4
Property, plant and equipment (less accumulated depreciation of $1,788.6, $1,499.4 and $1,411.9)	3,713.9	3,953.4	913.7
Deferred income taxes	112.2	95.9	11.9
Other assets	640.3	454.6	47.3
Intangible assets, net	653.8	677.5	112.5
Goodwill	2,119.4	2,174.1	747.1
Total assets	$8,792.8	$9,288.9	$2,700.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$80.3	$205.0	$141.1
Accounts payable	509.7	608.2	158.7
Income taxes payable	13.3	4.9	10.4
Accrued liabilities	291.5	328.1	272.8
Total current liabilities	894.8	1,146.2	583.0
Long-term debt	3,597.5	3,643.8	521.2
Accrued pension liability	597.7	648.9	97.2
Deferred income taxes	1,036.6	1,095.2	118.0
Other liabilities	335.5	336.0	335.4
Total liabilities	6,462.1	6,870.1	1,654.8
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share: authorized, 240.0 shares; issued and outstanding 165.3, 165.1 and 77.6 shares	165.3	165.1	77.6
Additional paid-in capital	2,242.8	2,236.4	796.2
Accumulated other comprehensive loss	(466.7)	(492.5)	(433.2)
Retained earnings	389.3	509.8	605.5
Total shareholders’ equity	2,330.7	2,418.8	1,046.1
Total liabilities and shareholders’ equity	$8,792.8	$9,288.9	$2,700.9

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Operations
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sales	$1,452.7	$533.6	$4,164.9	$1,587.0
Operating expenses:
Cost of goods sold	1,284.4	460.0	3,696.7	1,338.7
Selling and administration	82.0	35.8	249.4	122.7
Restructuring charges	5.2	0.3	106.2	2.2
Acquisition-related costs	13.1	14.5	39.6	35.4
Other operating (expense) income	(0.2)	(0.1)	10.5	42.1
Operating income	67.8	22.9	83.5	130.1
Earnings of non-consolidated affiliates	0.5	0.5	1.1	1.3
Interest expense	47.5	14.4	143.6	39.7
Interest income	0.5	0.3	1.3	0.9
Income (loss) before taxes	21.3	9.3	(57.7)	92.6
Income tax provision (benefit)	3.8	3.4	(36.3)	31.3
Net income (loss)	$17.5	$5.9	$(21.4)	$61.3
Net income (loss) per common share:
Basic	$0.11	$0.08	$(0.13)	$0.79
Diluted	$0.11	$0.08	$(0.13)	$0.78
Dividends per common share	$0.20	$0.20	$0.60	$0.60
Average common shares outstanding:
Basic	165.2	77.6	165.2	77.5
Diluted	166.5	78.3	165.2	78.5

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$17.5	$5.9	$(21.4)	$61.3
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net	4.6	(1.7)	9.3	(2.8)
Unrealized gains (losses) on derivative contracts, net	2.6	(2.1)	3.8	(2.6)
Pension and postretirement liability adjustments, net	3.1	—	3.1	—
Amortization of prior service costs and actuarial losses, net	2.3	4.9	9.6	15.3
Total other comprehensive income, net of tax	12.6	1.1	25.8	9.9
Comprehensive income	$30.1	$7.0	$4.4	$71.2

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
(In millions, except per share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares Issued	Par Value
Balance at January 1, 2015	77.4	$77.4	$788.3	$(443.1)	$590.7	$1,013.3
Net income	—	—	—	—	61.3	61.3
Other comprehensive income	—	—	—	9.9	—	9.9
Dividends paid:
Common stock ($0.60 per share)	—	—	—	—	(46.5)	(46.5)
Common stock issued for:
Stock options exercised	0.1	0.1	3.0	—	—	3.1
Other transactions	0.1	0.1	2.1	—	—	2.2
Stock-based compensation	—	—	2.8	—	—	2.8
Balance at September 30, 2015	77.6	$77.6	$796.2	$(433.2)	$605.5	$1,046.1
Balance at January 1, 2016	165.1	$165.1	$2,236.4	$(492.5)	$509.8	$2,418.8
Net loss	—	—	—	—	(21.4)	(21.4)
Other comprehensive income	—	—	—	25.8	—	25.8
Dividends paid:
Common stock ($0.60 per share)	—	—	—	—	(99.1)	(99.1)
Common stock issued for:
Stock options exercised	—	—	0.4	—	—	0.4
Other transactions	0.2	0.2	2.8	—	—	3.0
Stock-based compensation	—	—	3.2	—	—	3.2
Balance at September 30, 2016	165.3	$165.3	$2,242.8	$(466.7)	$389.3	$2,330.7

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net (loss) income	$(21.4)	$61.3
Adjustments to reconcile net (loss) income to net cash and cash equivalents provided by (used for) operating activities:
Earnings of non-consolidated affiliates	(1.1)	(1.3)
Losses (gains) on disposition of property, plant and equipment	0.6	(23.6)
Stock-based compensation	6.1	5.5
Depreciation and amortization	397.4	104.9
Deferred income taxes	(34.8)	(11.5)
Write-off of equipment and facility included in restructuring charges	76.6	—
Qualified pension plan contributions	(7.1)	(0.5)
Qualified pension plan income	(27.8)	(21.0)
Change in:
Receivables	18.2	(37.3)
Income taxes receivable/payable	(7.8)	31.8
Inventories	46.1	(22.4)
Other current assets	22.7	(2.7)
Accounts payable and accrued liabilities	(54.1)	11.1
Other assets	0.5	25.7
Other noncurrent liabilities	(7.5)	(5.4)
Other operating activities	0.5	0.5
Net operating activities	407.1	115.1
Investing Activities
Capital expenditures	(199.4)	(79.7)
Business acquired in purchase transaction, net of cash acquired	(69.5)	—
Payments under long-term supply contract	(175.7)	—
Proceeds from sale/leaseback of equipment	40.4	—
Proceeds from disposition of property, plant and equipment	0.4	24.8
Proceeds from disposition of affiliated companies	6.6	6.6
Other investing activities	—	(2.8)
Net investing activities	(397.2)	(51.1)
Financing Activities
Long-term debt repayments	(176.1)	(3.2)
Stock options exercised	0.4	2.2
Excess tax benefits from stock-based compensation	—	0.4
Dividends paid	(99.1)	(46.5)
Debt and equity issuance costs	(0.8)	(19.7)
Net financing activities	(275.6)	(66.8)
Effect of exchange rate changes on cash and cash equivalents	0.7	—
Net decrease in cash and cash equivalents	(265.0)	(2.8)
Cash and cash equivalents, beginning of period	392.0	256.8
Cash and cash equivalents, end of period	$127.0	$254.0
Cash paid for interest and income taxes:
Interest	$126.9	$18.8
Income taxes, net of refunds	$16.3	$5.4
Non-cash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$(3.2)	$1.7

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

For the three and nine months ended September 30, 2016, we incurred costs related to the Acquisition of $13.1 million and $39.6 million, respectively, which consisted of advisory, legal, accounting, integration and other professional fees. For the three and nine months ended September 30, 2015, we incurred costs related to the Acquisition of $14.5 million and $35.4 million, respectively, which consisted of advisory, legal, accounting, integration and other professional fees, and interest expense included $7.7 million and $19.7 million, respectively, of financing-related fees.

For segment reporting purposes, the Acquired Business’s Global Epoxy operating results comprise the newly created Epoxy segment and U.S. Chlor Alkali and Vinyl and Global Chlorinated Organics (Acquired Chlor Alkali Business) operating results combined with our former Chlor Alkali Products and Chemical Distribution segments to comprise the newly created Chlor Alkali Products and Vinyls segment. The Acquired Business’s results of operations have been included in our consolidated results for the period subsequent to the Closing Date. Our results for the three and nine months ended September 30, 2016 include Epoxy sales of $470.1 million and $1,380.3 million, respectively. Epoxy segment income was $10.3 million and $18.5 million for the three and nine months ended September 30, 2016, respectively. For the three and nine months ended September 30, 2016, Chlor Alkali Products and Vinyls includes sales of the Acquired Chlor Alkali Business of $441.9 million and $1,252.7 million and segment income of $32.3 million and $104.0 million, respectively.

The Transactions have been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. We finalized our purchase price allocation during the third quarter of 2016. The following table summarizes the final allocation of the purchase price to the Acquired Business’s assets and liabilities on the Closing Date:

	Initial Valuation	Measurement Period Adjustments	As of September 30, 2016
	($ in millions)
Total current assets	$921.7	$(38.0)	$883.7
Property, plant and equipment	3,090.8	(11.7)	3,079.1
Deferred tax assets	76.8	8.2	85.0
Intangible assets	582.3	30.3	612.6
Other assets	426.5	12.4	438.9
Total assets acquired	5,098.1	1.2	5,099.3
Total current liabilities	357.6	2.3	359.9
Long-term debt	517.9	—	517.9
Accrued pension liability	447.1	(4.8)	442.3
Deferred tax liabilities	1,054.9	(37.2)	1,017.7
Other liabilities	2.0	6.6	8.6
Total liabilities assumed	2,379.5	(33.1)	2,346.4
Net identifiable assets acquired	2,718.6	34.3	2,752.9
Goodwill	1,427.5	(55.0)	1,372.5
Fair value of net assets acquired	$4,146.1	$(20.7)	$4,125.4

Measurement period adjustments to the initial valuation primarily consisted of the final working capital adjustment, the final valuation for the pension liabilities assumed from TDCC, changes in the estimated fair value of acquired intangible assets and property, plant and equipment, and the finalization of deferred tax assets and liabilities. Included in total current assets are cash and cash equivalents of $25.4 million, inventories of $456.4 million and receivables of $401.6 million with a contracted value of $403.8 million. Included in total current liabilities are current installments of long-term debt of $51.1 million.

Based on final valuations, purchase price was allocated to intangible assets as follows:

	October 5, 2015
	Weighted-Average Amortization Period	Gross Amount
		($ in millions)
Customers, customer contracts and relationships	15 Years	$520.5
Acquired technology	7 Years	85.1
Trade name	5 Years	7.0
Total acquired intangible assets		$612.6

Based on final valuations as of September 30, 2016, $1,372.5 million was assigned to goodwill, none of which is deductible for tax purposes. The primary reasons for the Acquisition and the principal factors that contributed to the Acquired Business purchase price that resulted in the recognition of goodwill are due to the providing of increased production capacity and diversification of Olin’s product portfolio, cost-saving opportunities and enhanced size and geographic presence. The cost-saving opportunities include improved operating efficiencies and asset optimization.

Goodwill recorded in the Acquisition is not amortized but will be reviewed for impairment annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.

Transaction financing

Prior to the Distribution, TDCC received from Spinco distributions of cash and debt instruments of Spinco with an aggregate value of $2,095.0 million (collectively, the Cash and Debt Distribution). On the Closing Date, Spinco issued $720.0 million aggregate principal amount of 9.75% senior notes due October 15, 2023 (2023 Notes) and $500.0 million aggregate principal amount of 10.0% senior notes due October 15, 2025 (2025 Notes and, together with the 2023 Notes, the Notes) to TDCC. TDCC transferred the Notes to certain unaffiliated securityholders in satisfaction of existing debt obligations of TDCC held or acquired by those unaffiliated securityholders. On October 5, 2015, certain initial purchasers purchased the Notes from the unaffiliated securityholders. During 2016, the Notes were registered under the Securities Act of 1933, as amended. Interest on the Notes began accruing from October 1, 2015 and are paid semi-annually beginning on April 15, 2016. The Notes are not redeemable at any time prior to October 15, 2020. Neither Olin nor Spinco received any proceeds from the sale of the Notes. Upon the consummation of the Transactions, Olin became guarantor of the Notes.

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

On March 26, 2015, we and certain financial institutions executed commitment letters pursuant to which the financial institutions agreed to provide $3,354.5 million of financing to Spinco to finance the amount of the Cash and Debt Distribution and to provide financing, if needed, to Olin to refinance certain of our existing debt (the Bridge Financing), in each case on the terms and conditions set forth in the commitment letters. The Bridge Financing was not drawn on to facilitate the Transactions, and the commitments for the Bridge Financing were terminated as of the Closing Date. For the nine months ended September 30, 2015, we paid deferred debt issuance costs of $18.7 million associated with the Bridge Financing.

Other acquisition-related transactions

In connection with the Transactions, certain additional agreements have been entered into, including, among others, an Employee Matters Agreement, a Tax Matters Agreement, site, transitional and other services agreements, supply and purchase agreements, real estate agreements, technology licenses and intellectual property agreements. For the nine months ended September 30, 2016, payments of $69.5 million were made related to certain acquisition-related liabilities including the final working capital adjustment.

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

Pro forma financial information

The following pro forma summary reflects consolidated results of operation as if the Acquisition had occurred on January 1, 2014 (unaudited).

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015
	(In millions, except per share data)
Sales	$1,481.6	$4,391.0
Net loss	(15.2)	(44.3)
Net loss per common share:
Basic	$(0.09)	$(0.27)
Diluted	$(0.09)	$(0.27)

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

The pro forma results for the three and nine months ended September 30, 2015 primarily include recurring adjustments for re-pricing of sales, raw materials and services to/from TDCC relating to arrangements for long-term supply agreements for the sale of raw materials, including ethylene and benzene, and services pursuant to the Separation Agreement, adjustments to eliminate historical sales between the Acquired Business and Olin, additional amortization expense related to the fair value of acquired identifiable intangible assets, additional depreciation expense related to the fair value adjustment to property, plant and equipment, interest expense related to the incremental debt issued in conjunction with the Acquisition and an adjustment to tax-effect the aforementioned pro forma adjustments using an estimated aggregate statutory income tax rate of the jurisdictions to which the above adjustments relate.

In addition to the above recurring adjustments, the pro forma results for the three and nine months ended September 30, 2015 included non-recurring adjustments of $4.7 million and $21.1 million, respectively, relating to the elimination of transaction costs incurred that are directly related to the Transactions, and do not have a continuing impact on our combined operating results.

RESTRUCTURING CHARGES

On March 21, 2016, we announced that we had made the decision to close a combined total of 433,000 tons of chlor alkali capacity across three separate locations. Associated with this action, we have permanently closed our Henderson, NV chlor alkali plant with 153,000 tons of capacity and will reconfigure the site to manufacture bleach and distribute caustic soda and hydrochloric acid. Also, the capacity of our Niagara Falls, NY chlor alkali plant has been reduced from 300,000 tons to 240,000 tons and the chlor alkali capacity at our Freeport, TX facility was reduced by 220,000 tons. This 220,000 ton reduction was entirely from diaphragm cell capacity. For the three months ended September 30, 2016, we recorded pretax restructuring charges of $4.9 million for employee relocation costs and facility exit costs related to these actions. For the nine months ended September 30, 2016, we recorded pretax restructuring charges of $105.0 million for the write-off of equipment and facility costs, lease and other contract termination costs, employee severance and related benefit costs, employee relocation costs and facility exit costs related to these actions. We expect to incur additional restructuring charges through 2020 of approximately $45 million related to these capacity reductions.

On December 12, 2014, we announced that we had made the decision to permanently close the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014. This action reduced the facility’s chlor alkali capacity by 185,000 tons. Subsequent to the shut down, the plant predominantly focuses on bleach and hydrochloric acid, which are value-added products, as well as caustic soda. For the three months ended September 30, 2016 and 2015, we recorded pretax restructuring charges of less than $0.1 million and $0.1 million, respectively, for facility exit costs related to these actions. For the nine months ended September 30, 2016 and 2015, we recorded pretax restructuring charges of $0.4 million and $1.7 million, respectively, for lease and other contract termination costs, facility exit costs and employee severance and related benefit costs related to these actions. We expect to incur additional restructuring charges through 2017 of approximately $4 million related to the shut down of this portion of the facility.

On November 3, 2010, we announced that we made the decision to relocate the Winchester centerfire pistol and rifle ammunition manufacturing operations from East Alton, IL to Oxford, MS. This relocation, when completed, is forecast to reduce Winchester’s annual operating costs by approximately $35 million to $40 million. Consistent with this decision we initiated an estimated $110 million five-year project, which includes approximately $80 million of capital spending. The capital spending was partially financed by $31 million of grants provided by the State of Mississippi and local governments. We completed this relocation in the second quarter of 2016. For the three months ended September 30, 2016 and 2015, we recorded pretax restructuring charges of $0.3 million and $0.2 million, respectively, for employee relocation costs and facility exit costs related to these actions. For the nine months ended September 30, 2016 and 2015, we recorded pretax restructuring charges of $0.8 million and $0.5 million, respectively, for employee severance and related benefit costs, employee relocation costs and facility exit costs related to these actions. We expect to incur additional restructuring charges through 2016 of less than $1 million related to the transfer of these operations.

The following table summarizes the activity by major component of these 2016, 2014 and 2010 restructuring actions and the remaining balances of accrued restructuring costs as of September 30, 2016:

	Employee severance and job related benefits	Lease and other contract termination costs	Employee relocation costs	Facility exit costs	Write-off of equipment and facility	Total
	($ in millions)
Balance at January 1, 2015	$11.2	$4.5	$—	$—	$—	$15.7
Restructuring charges:
First quarter	—	0.7	0.1	0.2	0.2	1.2
Second quarter	—	—	0.2	0.2	0.3	0.7
Third quarter	—	—	0.1	0.2	—	0.3
Amounts utilized	(5.2)	(2.8)	(0.4)	(0.6)	(0.5)	(9.5)
Currency translation adjustments	(0.5)	(0.2)	—	—	—	(0.7)
Balance at September 30, 2015	$5.5	$2.2	$—	$—	$—	$7.7
Balance at January 1, 2016	$4.6	$2.1	$—	$—	$—	$6.7
Restructuring charges:
First quarter	3.9	9.2	0.2	2.9	76.6	92.8
Second quarter	0.2	—	0.8	7.2	—	8.2
Third quarter	—	—	0.9	4.3	—	5.2
Amounts utilized	(4.9)	(5.6)	(1.9)	(12.1)	(76.6)	(101.1)
Currency translation adjustments	—	0.1	—	—	—	0.1
Balance at September 30, 2016	$3.8	$5.8	$—	$2.3	$—	$11.9

The following table summarizes the cumulative restructuring charges of these 2016, 2014 and 2010 restructuring actions by major component through September 30, 2016:

	Chlor Alkali Products and Vinyls		Winchester	Total
	Becancour	Capacity Reductions
	($ in millions)
Write-off of equipment and facility	$3.5	$76.6	$—	$80.1
Employee severance and job related benefits	2.7	4.1	13.1	19.9
Facility exit costs	1.0	13.8	2.3	17.1
Pension and other postretirement benefits curtailment	—	—	4.1	4.1
Employee relocation costs	—	1.3	6.0	7.3
Lease and other contract termination costs	5.2	9.2	—	14.4
Total cumulative restructuring charges	$12.4	$105.0	$25.5	$142.9

As of September 30, 2016, we have incurred cash expenditures of $45.7 million and non-cash charges of $84.6 million related to these restructuring actions. The remaining balance of $11.9 million is expected to be paid out through 2020.

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

Allowance for doubtful accounts receivable consisted of the following:

	September 30,
	2016	2015
	($ in millions)
Balance at beginning of year	$6.4	$3.0
Provisions charged (credited)	3.6	(0.4)
Write-offs, net of recoveries	(0.8)	(0.1)
Balance at end of period	$9.2	$2.5

Provisions charged (credited) to operations were $1.4 million and $(0.2) million for the three months ended September 30, 2016 and 2015, respectively.

On June 29, 2016, we entered into a trade accounts receivable factoring arrangement (the AR Facility) which was amended on September 1, 2016. Pursuant to the terms of the AR Facility, certain of our subsidiaries may sell their accounts receivable up to a maximum of $185.0 million. We will continue to service such accounts.  These receivables qualify for sales treatment under Accounting Standards Codification (ASC) 860 “Transfers and Servicing” (ASC 860) and, accordingly, the proceeds are included in net cash provided by operating activities in the condensed statements of cash flows.  The gross amount of receivables sold for the three and nine months ended September 30, 2016 totaled $209.9 million and $236.7 million, respectively.  The factoring discount paid under the AR Facility is recorded as interest expense on the condensed statements of operations. The agreement is without recourse and therefore no recourse liability has been recorded as of September 30, 2016.  As of September 30, 2016, $85.0 million of receivables qualifying for sale treatment were outstanding and will continue to be serviced by us.

INVENTORIES

Inventories consisted of the following:

	September 30, 2016	December 31, 2015	September 30, 2015
	($ in millions)
Supplies	$58.1	$86.5	$45.7
Raw materials	79.1	91.5	67.9
Work in process	114.7	105.8	29.0
Finished goods	405.9	445.3	153.4
	657.8	729.1	296.0
LIFO reserve	(40.8)	(43.9)	(63.5)
Inventories, net	$617.0	$685.2	$232.5

In conjunction with the Acquisition, we obtained inventories with a fair value of $456.4 million as of October 5, 2015. Inventories are valued at the lower of cost or market. For U.S. inventories, inventory costs are determined principally by the dollar value last-in, first-out (LIFO) method of inventory accounting while for international inventories, inventory costs are determined principally by the first-in, first-out (FIFO) method of inventory accounting. Cost for other inventories has been determined principally by the average-cost method (primarily operating supplies, spare parts and maintenance parts). Elements of costs in inventories included raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at September 30, 2016 reflect certain estimates relating to inventory quantities and costs at December 31, 2016. The replacement cost of our inventories would have been approximately $40.8 million, $43.9 million and $63.5 million higher than reported at September 30, 2016, December 31, 2015 and September 30, 2015, respectively.

OTHER ASSETS

Included in other assets were the following:

	September 30, 2016	December 31, 2015	September 30, 2015
	($ in millions)
Investments in non-consolidated affiliates	$26.1	$25.0	$24.6
Deferred debt issuance costs	2.8	3.3	1.1
Bleach joint venture receivable	—	—	1.8
Tax-related receivables	15.8	1.5	1.5
Interest rate swaps	2.5	—	—
Supply contracts	572.8	406.5	—
Other	20.3	18.3	18.3
Other assets	$640.3	$454.6	$47.3

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

During 2016, Olin entered into arrangements to increase its supply of low cost electricity.  In conjunction with these arrangements, Olin made payments of $175.7 million during the nine months ended September 30, 2016.  The payments made under these arrangements will be amortized over the life of the contracts as electrical power is received.

Amortization expense of $6.0 million and $14.7 million was recognized within cost of goods sold for the three and nine months ended September 30, 2016, respectively, related to these supply contracts and is reflected in depreciation and amortization on the condensed statements of cash flows. The long-term supply contracts are monitored for impairment each reporting period.

GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill were as follows:

	Chlor Alkali Products and Vinyls	Epoxy	Total
	($ in millions)
Balance at January 1, 2015	$747.1	$—	$747.1
Acquisition activity	—	—	—
Balance at September 30, 2015	$747.1	$—	$747.1
Balance at January 1, 2016	$1,877.5	$296.6	$2,174.1
Acquisition activity	(45.3)	(9.7)	(55.0)
Foreign currency translation adjustment	0.2	0.1	0.3
Balance at September 30, 2016	$1,832.4	$287.0	$2,119.4

Intangible assets consisted of the following:

	September 30, 2016			December 31, 2015			September 30, 2015
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
	($ in millions)
Customers, customer contracts and relationships	$673.3	$(101.2)	$572.1	$641.0	$(64.0)	$577.0	$152.9	$(51.9)	$101.0
Trade name	17.9	(9.6)	8.3	17.9	—	17.9	10.9	—	10.9
Acquired technology	85.1	(12.2)	72.9	84.7	(2.7)	82.0	—	—	—
Other	2.3	(1.8)	0.5	2.3	(1.7)	0.6	2.3	(1.7)	0.6
Total intangible assets	$778.6	$(124.8)	$653.8	$745.9	$(68.4)	$677.5	$166.1	$(53.6)	$112.5

In conjunction with the Acquisition, we obtained intangible assets with a fair value of $612.6 million as of October 5, 2015.

Intangible assets with indefinite useful lives are reviewed annually in the fourth quarter and/or when circumstances or other events indicate the indefinite life is no longer supportable. In connection with the integration of the Acquired Business, in the first quarter of 2016, the KA Steel trade name was changed from an indefinite life intangible asset to an intangible asset with a finite useful life of one year. Amortization expense of $2.7 million and $8.2 million was recognized within cost of goods sold for the three and nine months ended September 30, 2016, respectively, related to the change in useful life.

EARNINGS PER SHARE

Basic and diluted net income (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per share reflects the dilutive effect of stock-based compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Computation of Income (Loss) per Share	(In millions, except per share data)
Net income (loss)	$17.5	$5.9	$(21.4)	$61.3
Basic shares	165.2	77.6	165.2	77.5
Basic net income (loss) per share	$0.11	$0.08	$(0.13)	$0.79
Diluted shares:
Basic shares	165.2	77.6	165.2	77.5
Stock-based compensation	1.3	0.7	—	1.0
Diluted shares	166.5	78.3	165.2	78.5
Diluted net income (loss) per share	$0.11	$0.08	$(0.13)	$0.78

The computation of dilutive shares from stock-based compensation does not include 1.9 million shares and 2.4 million shares for the three months ended September 30, 2016 and 2015, respectively, and 6.9 million shares and 1.4 million shares for the nine months ended September 30, 2016 and 2015, respectively, as their effect would have been anti-dilutive.

ENVIRONMENTAL

We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites. Charges to income for investigatory and remedial efforts were material to operating results in 2015 and are expected to be material in 2016. The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $137.5 million, $138.1 million and $139.9 million at September 30, 2016, December 31, 2015 and September 30, 2015, respectively, of which $118.5 million, $119.1 million and $120.9 million, respectively, were classified as other noncurrent liabilities.

Environmental provisions charged to income, which are included in cost of goods sold, were $0.4 million and $7.3 million for the three months ended September 30, 2016 and 2015, respectively, and $5.5 million and $13.1 million for the nine months ended September 30, 2016 and 2015, respectively.

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

COMMITMENTS AND CONTINGENCIES

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities. As of September 30, 2016, December 31, 2015 and September 30, 2015, our condensed balance sheets included liabilities for these legal actions of $22.9 million, $21.2 million and $22.7 million, respectively. These liabilities do not include costs associated with legal representation. Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations. In connection with the Acquisition, TDCC retained liabilities related to litigation to the extent arising prior to the Closing Date.

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

For the nine months ended September 30, 2016, we recognized an insurance recovery of $11.0 million in other operating (expense) income for property damage and business interruption related to a 2008 chlor alkali facility incident.

For the nine months ended September 30, 2015, we recognized insurance recoveries of $52.2 million for property damage and business interruption related to the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014. Cost of goods sold was reduced by $9.0 million and selling and administration was reduced by $0.9 million for the reimbursement of costs incurred and expensed in prior periods and other operating (expense) income included a gain of $42.3 million. The condensed statement of cash flows for the nine months ended September 30, 2015 included $24.0 million for the property damage portion of the insurance recoveries within proceeds from disposition of property, plant and equipment and gains on disposition of property, plant and equipment.

SHAREHOLDERS’ EQUITY

On April 24, 2014, our board of directors authorized a share repurchase program for up to 8 million shares of common stock that will terminate in three years for any of the remaining shares not yet repurchased. For the nine months ended September 30, 2016 and 2015, no shares were purchased and retired. As of September 30, 2016, we had purchased a total of 1.9 million shares under the April 2014 program, and 6.1 million shares remained authorized to be purchased. Under the Merger Agreement relating to the Acquisition, we were restricted from repurchasing shares of our common stock prior to the consummation of the Merger. For a period of two years subsequent to the Closing Date of the Merger, we will continue to be subject to certain restrictions on our ability to conduct share repurchases.

We issued less than 0.1 million shares and 0.1 million shares representing stock options exercised for the nine months ended September 30, 2016 and 2015, respectively, with a total value of $0.4 million and $3.1 million, respectively.

The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation Adjustment (net of taxes)	Unrealized Gains (Losses) on Derivative Contracts (net of taxes)	Pension and Postretirement Benefits (net of taxes)	Accumulated Other Comprehensive Loss
	($ in millions)
Balance at January 1, 2015	$(2.3)	$(4.2)	$(436.6)	$(443.1)
Unrealized (losses) gains:
First quarter	(1.4)	(2.4)	—	(3.8)
Second quarter	0.3	(2.2)	—	(1.9)
Third quarter	(1.7)	(6.4)	—	(8.1)
Reclassification adjustments into income:
First quarter	—	1.9	8.6	10.5
Second quarter	—	1.8	8.4	10.2
Third quarter	—	3.0	8.0	11.0
Tax benefit (provision):
First quarter	—	0.2	(3.5)	(3.3)
Second quarter	—	0.2	(3.1)	(2.9)
Third quarter	—	1.3	(3.1)	(1.8)
Net Change	(2.8)	(2.6)	15.3	9.9
Balance at September 30, 2015	$(5.1)	$(6.8)	$(421.3)	$(433.2)
Balance at January 1, 2016	$(12.1)	$(6.9)	$(473.5)	$(492.5)
Unrealized gains (losses):
First quarter	24.0	1.1	—	25.1
Second quarter	(14.3)	(4.6)	—	(18.9)
Third quarter	6.6	4.2	5.1	15.9
Reclassification adjustments into income:
First quarter	—	3.7	6.1	9.8
Second quarter	—	1.7	5.9	7.6
Third quarter	—	—	3.3	3.3
Tax (provision) benefit:
First quarter	(8.5)	(1.8)	(2.3)	(12.6)
Second quarter	3.5	1.1	(2.4)	2.2
Third quarter	(2.0)	(1.6)	(3.0)	(6.6)
Net Change	9.3	3.8	12.7	25.8
Balance at September 30, 2016	$(2.8)	$(3.1)	$(460.8)	$(466.7)

Net income (loss) and cost of goods sold included reclassification adjustments for realized gains and losses on derivative contracts from accumulated other comprehensive loss.

Net income (loss), cost of goods sold and selling and administrative expenses included the amortization of prior service costs and actuarial losses from accumulated other comprehensive loss. This amortization is recognized equally in cost of goods sold and selling and administrative expenses.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sales:	($ in millions)
Chlor Alkali Products and Vinyls	$779.4	$351.8	$2,216.7	$1,032.3
Epoxy	470.1	—	1,380.3	—
Winchester	203.2	181.8	567.9	554.7
Total sales	$1,452.7	$533.6	$4,164.9	$1,587.0
Income (loss) before taxes:
Chlor Alkali Products and Vinyls	$53.7	$17.4	$152.5	$68.9
Epoxy	10.3	—	18.5	—
Winchester	36.0	30.1	95.9	93.8
Corporate/other:
Pension income	15.4	7.3	40.2	21.8
Environmental expense	(0.4)	(7.3)	(5.5)	(13.1)
Other corporate and unallocated costs	(28.2)	(9.2)	(81.7)	(44.5)
Restructuring charges	(5.2)	(0.3)	(106.2)	(2.2)
Acquisition-related costs	(13.1)	(14.5)	(39.6)	(35.4)
Other operating (expense) income	(0.2)	(0.1)	10.5	42.1
Interest expense	(47.5)	(14.4)	(143.6)	(39.7)
Interest income	0.5	0.3	1.3	0.9
Income (loss) before taxes	$21.3	$9.3	$(57.7)	$92.6

STOCK-BASED COMPENSATION

Stock-based compensation granted includes stock options, performance stock awards, restricted stock awards and deferred directors’ compensation. Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in millions)
Stock-based compensation	$3.8	$2.8	$9.8	$9.1
Mark-to-market adjustments	(1.4)	(5.4)	1.0	(3.2)
Total expense	$2.4	$(2.6)	$10.8	$5.9

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

PENSION PLANS AND RETIREMENT BENEFITS

Most of our employees participate in defined contribution pension plans. We provide a contribution to an individual retirement contribution account maintained with the Contributing Employee Ownership Plan (CEOP) primarily equal to an amount of between 5% and 10% of the employee’s eligible compensation. The defined contribution pension plans expense was $6.0 million and $4.0 million for the three months ended September 30, 2016 and 2015, respectively, and $20.8 million and $12.9 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in defined contribution pension plans expense was due to the additional employees added in conjunction with the Acquired Business.

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

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$3.3	$1.5	$0.2	$0.3
Interest cost	21.8	20.5	0.3	0.4
Expected return on plans’ assets	(39.5)	(35.4)	—	—
Amortization of prior service cost	(0.1)	—	(2.0)	—
Recognized actuarial loss	5.2	7.4	0.2	0.6
Net periodic benefit (income) cost	$(9.3)	$(6.0)	$(1.3)	$1.3

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$9.2	$4.4	$0.9	$0.9
Interest cost	66.0	61.7	1.2	1.7
Expected return on plans’ assets	(118.4)	(106.7)	—	—
Amortization of prior service cost	—	0.1	(2.0)	—
Recognized actuarial loss	15.5	22.3	1.8	2.4
Curtailments/settlements	—	0.1	—	0.1
Net periodic benefit (income) cost	$(27.7)	$(18.1)	$1.9	$5.1

For the nine months ended September 30, 2015, we recorded a curtailment charge of $0.2 million associated with permanently closing a portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014. This charge was included in restructuring charges for the nine months ended September 30, 2015.

We made cash contributions to our international qualified defined benefit pension plans of $1.1 million and $0.5 million for the nine months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016, we made a discretionary cash contribution to our domestic qualified defined benefit pension plans of $6.0 million.

INCOME TAXES

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35.0% to income before taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
Effective Tax Rate Reconciliation (Percent)	2016	2015	2016	2015
Statutory federal tax rate	35.0%	35.0%	35.0%	35.0%
Foreign rate differential	(4.1)	0.3	3.6	(0.1)
U.S. tax on foreign earnings	4.0	—	(3.4)	—
Domestic manufacturing/export tax incentive	—	(2.6)	—	(1.7)
Salt depletion	(17.3)	(2.3)	19.6	(0.5)
Dividends paid to CEOP	(0.8)	(0.6)	1.1	(0.6)
State income taxes, net	2.8	2.3	6.1	0.9
Change in valuation allowance	1.0	1.4	(0.8)	1.3
Change in tax contingencies	0.6	0.8	(7.2)	0.2
Return to provision	(3.5)	0.2	9.0	(1.1)
Impact of tax rate changes	(2.0)	—	0.7	0.3
Other, net	2.1	2.1	(0.8)	0.1
Effective tax rate	17.8%	36.6%	62.9%	33.8%

Under ASC 740 “Income Taxes” (ASC 740), companies are required to apply their estimated annual tax rate on a year-to-date basis in each interim period. Under ASC 740, companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable. In this situation, the interim tax rate should be based on the actual year-to-date results. Based on our year-to-date pretax losses and full year pretax projections as of September 30, 2016, as well as the existence of large favorable permanent book-tax differences, a reliable projection of our annual effective tax rate has been difficult to determine, producing significant variations in the customary relationship between income tax expense and pretax book income in interim periods, as a small change in forecasted pretax income could cause a significant change in the estimated annual effective tax rate. Consequently, the effective tax rates for the three and nine months ended September 30, 2016 are determined based on year-to-date results rather than utilizing the method of calculating an estimated annual effective tax rate which was used up until the period ended March 31, 2016. The year-to-date actual discrete method will be applied for the remainder of 2016.

The effective tax rate for the three months ended September 30, 2015 included the cumulative effect of changes to our annual estimated effective tax rate from prior quarters.

The effective tax rate for the nine months ended September 30, 2016 included a benefit of $5.2 million associated with a return to provision adjustment for the finalization of our prior years’ U.S. federal and state income tax returns. The return to provision adjustment for the nine months ended September 30, 2016 included $14.9 million of benefit primarily associated with a change in estimate related to the calculation of salt depletion and $9.7 million of expense associated with the correction of an immaterial error related to non-deductible acquisition costs. The effective tax rate for the nine months ended September 30, 2016 also included an expense of $4.1 million related to changes in uncertain tax positions for prior tax years. The effective tax rates for the three and nine months ended September 30, 2015 included a benefit of less than $0.1 million and $1.1 million, respectively, associated with a return to provision adjustment for the finalization of our prior years’ U.S. federal and state income tax returns. The effective tax rate for the nine months ended September 30, 2015 also included an expense of $0.3 million related to the remeasurement of deferred taxes due to an increase in state effective tax rates.

The condensed balance sheets include income tax receivables that are classified as other noncurrent assets of zero, $1.5 million and $1.5 million at September 30, 2016, December 31, 2015 and September 30, 2015, respectively.

As of September 30, 2016, we had $38.0 million of gross unrecognized tax benefits, which would have a net $36.3 million impact on the effective tax rate, if recognized. As of September 30, 2015, we had $35.0 million of gross unrecognized tax benefits, of which $33.5 million would have impacted the effective tax rate, if recognized. The amount of unrecognized tax benefits was as follows:

	September 30,
	2016	2015
	($ in millions)
Balance at beginning of year	$35.1	$36.1
Increases for prior year tax positions	5.8	—
Decreases for prior year tax positions	(1.8)	—
Increases for current year tax positions	1.3	—
Settlement with taxing authorities	(2.1)	(1.1)
Reductions due to statute of limitations	(0.3)	—
Balance at end of period	$38.0	$35.0

As of September 30, 2016, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $10.7 million over the next twelve months. The anticipated reduction primarily relates to settlements with taxing authorities and the expiration of federal, state and foreign statutes of limitation.

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

DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to market risk in the normal course of our business operations due to our purchases of certain commodities, our ongoing investing and financing activities and our operations that use foreign currencies. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies and procedures governing our management of market risks and the use of financial instruments to manage exposure to such risks. ASC 815 “Derivatives and Hedging” (ASC 815) requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We use hedge accounting treatment for substantially all of our business transactions whose risks are covered using derivative instruments. In accordance with ASC 815, we designate derivative contracts as cash flow hedges of forecasted purchases of commodities and forecasted interest payments related to variable-rate borrowings and designate certain interest rate swaps as fair value hedges of fixed-rate borrowings. We do not enter into any derivative instruments for trading or speculative purposes.

Energy costs, including electricity and natural gas, and certain raw materials used in our production processes are subject to price volatility. Depending on market conditions, we may enter into futures contracts, forward contracts, commodity swaps and put and call option contracts in order to reduce the impact of commodity price fluctuations. The majority of our commodity derivatives expire within one year. Those commodity contracts that extend beyond one year correspond with raw material purchases for long-term fixed-price sales contracts.

We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies. At September 30, 2016, we had outstanding forward contracts to buy foreign currency with a notional value of $89.5 million and to sell foreign currency with a notional value of $110.7 million. All of the currency derivatives expire within one year and are for U.S. dollar (USD) equivalents. The counterparties to the forward contracts were large financial institutions; however, the risk of loss to us in the event of nonperformance by a counterparty could be significant to our financial position or results of operations. At December 31, 2015, we had outstanding forward contracts to buy foreign currency with a notional value of $21.7 million and to sell foreign currency with a notional value of $10.1 million. At September 30, 2015, we had no forward contracts to buy or sell foreign currencies.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, paid us fixed rates. The counterparty to these agreements was Citibank, N.A. (Citibank), a major financial institution. In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 6.75% senior notes due 2016 (2016 Notes). We have agreed to pay a fixed rate to a counterparty who, in turn, paid us variable rates. The counterparty to these agreements was also Citibank. The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which as of September 30, 2016 has been recognized. In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges. The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps did not meet the criteria for hedge accounting. All changes in the fair value of these interest rate swaps were recorded currently in earnings.

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

We had the following notional amount of outstanding commodity contracts that were entered into to hedge forecasted purchases:

	September 30, 2016	December 31, 2015	September 30, 2015
	($ in millions)
Copper	$37.3	$43.6	$45.7
Zinc	7.1	8.7	9.0
Lead	5.5	9.3	12.8
Natural gas	51.4	2.0	3.3

As of September 30, 2016, the counterparties to these commodity contracts were Wells Fargo Bank, N.A. (Wells Fargo) ($43.8 million), Citibank ($22.2 million), Merrill Lynch Commodities, Inc ($18.7 million) and JPMorgan Chase Bank, National Association ($16.6 million), all of which are major financial institutions.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in the company’s manufacturing process. At September 30, 2016, we had open positions in futures contracts through 2021. If all open futures contracts had been settled on September 30, 2016, we would have recognized a pretax loss of $2.9 million.

If commodity prices were to remain at September 30, 2016 levels, approximately $1.7 million of deferred losses would be reclassified into earnings during the next twelve months. The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

In April 2016, we entered into three tranches of forward starting interest rate swaps whereby we agreed to pay fixed rates to the counterparties who, in turn, pay us floating rates on $1,100.0 million, $900.0 million, and $400.0 million of our underlying floating-rate debt obligations. Each tranche’s term length is for twelve months beginning on December 31, 2016, December 31, 2017 and December 31, 2018, respectively. The counterparties to the agreements are SMBC Capital Markets, Inc., Wells Fargo, PNC Bank, National Association, and Toronto-Dominion Bank. These counterparties are large financial institutions; however, the risk of loss to us in the event of nonperformance by a counterparty could be significant to our financial position or results of operations.

We use interest rate swaps as a means of minimizing significant unanticipated earnings fluctuations that may arise from volatility in interest rates of our variable-rate borrowings. These interest rate swaps are treated as cash flow hedges. At September 30, 2016, we had open interest rate swaps designated as cash flow hedges with maximum terms through 2019. If all open futures contracts had been settled on September 30, 2016, we would have recognized a pretax loss of $2.3 million.

If interest rates were to remain at September 30, 2016 levels, $0.3 million of deferred losses would be reclassified into earnings during the next twelve months. The actual effect on earnings will be dependent on actual interest rates when the forecasted transactions occur.

Fair value hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps. As of September 30, 2016, December 31, 2015 and September 30, 2015, the total notional amounts of our interest rate swaps designated as fair value hedges were $250.0 million, zero and zero, respectively.

In April 2016, we entered into interest rate swaps on $250.0 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to the counterparties who, in turn, pay us fixed rates.  The counterparties to these agreements are Toronto-Dominion Bank and SMBC Capital Markets, Inc., both of which are major financial institutions.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million, which will be recognized through 2017. As of September 30, 2016, $0.2 million of this gain was included in long-term debt. Pursuant to a note purchase agreement dated December 22, 1997, the SunBelt Chlor Alkali Partnership (SunBelt) sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G. We refer to these notes as the SunBelt Notes. The SunBelt Notes bear interest at a rate of 7.23% per annum, payable semi-annually in arrears on each June 22 and December 22.

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

The following table summarizes the location and fair value of the derivative instruments on our condensed balance sheets. The table disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis before giving effect to master netting arrangements:

	Asset Derivatives				Liability Derivatives
		Fair Value				Fair Value
	Balance Sheet Location	September 30, 2016	December 31, 2015	September 30, 2015	Balance Sheet Location	September 30, 2016	December 31, 2015	September 30, 2015
		($ in millions)				($ in millions)
Derivatives Designated as Hedging Instruments
Interest rate contracts	Other current assets	$—	$—	$—	Current installments of long-term debt	$—	$1.2	$1.9
Interest rate contracts	Other assets	—	—	—	Long-term debt	0.2	0.4	0.5
Interest rate contracts	Other assets	2.5	—	—	Other liabilities	2.3	—	—
Commodity contracts – losses	Other current assets	(1.0)	—	—	Accrued liabilities	5.0	11.5	11.4
Commodity contracts – gains	Other current assets	1.9	—	—	Accrued liabilities	(1.1)	(0.1)	—
		$3.4	$—	$—		$6.4	$13.0	$13.8
Derivatives Not Designated as Hedging Instruments
Interest rate contracts – gains	Other current assets	$—	$1.2	$2.1	Accrued liabilities	$—	$—	$—
Interest rate contracts – losses	Other current assets	—	(0.1)	(0.4)	Accrued liabilities	—	—	—
Commodity contracts – losses	Other current assets	—	—	—	Accrued liabilities	—	0.2	0.4
Foreign exchange contracts – gains	Other current assets	0.1	0.1	—	Accrued liabilities	—	—	—
Foreign exchange contracts – losses	Other current assets	(0.1)	—	—	Accrued liabilities	0.8	—	—
		$—	$1.2	$1.7		$0.8	$0.2	$0.4
Total derivatives(1)		$3.4	$1.2	$1.7		$7.2	$13.2	$14.2

(1)	Does not include the impact of cash collateral received from or provided to counterparties.

The following table summarizes the effects of derivative instruments on our condensed statements of income:

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Gain (Loss)	2016	2015	2016	2015
Derivatives – Cash Flow Hedges		($ in millions)
Recognized in other comprehensive loss (effective portion):
Commodity contracts	———	$0.3	$(6.4)	$3.0	$(11.0)
Interest rate contracts	———	3.9	—	(2.3)	—
		$4.2	$(6.4)	$0.7	$(11.0)
Reclassified from accumulated other comprehensive loss into income (effective portion):
Commodity contracts	Cost of goods sold	$—	$(3.0)	$(5.4)	$(6.7)
Derivatives – Fair Value Hedges
Interest rate contracts	Interest expense	$0.7	$0.7	$2.6	$2.1
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of goods sold	$—	$(0.3)	$(0.4)	$(1.9)
Foreign exchange contracts	Selling and administration	(2.3)	—	(9.6)	—
		$(2.3)	$(0.3)	$(10.0)	$(1.9)

The ineffective portion of changes in fair value resulted in zero charged or credited to earnings for the three and nine months ended September 30, 2016 and 2015.

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

Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceed a specific threshold. If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability. As of September 30, 2016 and September 30, 2015, this threshold was not exceeded. As of December 31, 2015, the amount recognized in accrued liabilities for cash collateral provided by us to counterparties was $5.6 million. In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.

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

Determining which hierarchical level an asset or liability falls within requires significant judgment. We evaluate our hierarchy disclosures each quarter. The following table summarizes the assets and liabilities measured at fair value in the condensed balance sheets:

	Fair Value Measurements
Balance at September 30, 2016	Level 1	Level 2	Level 3	Total
Assets	($ in millions)
Interest rate swaps	$—	$2.5	$—	$2.5
Commodity contracts	—	0.9	—	0.9
Foreign exchange contracts	—	—	—	—
Liabilities
Interest rate swaps	$—	$2.5	$—	$2.5
Commodity contracts	—	3.9	—	3.9
Foreign exchange contracts	—	0.8	—	0.8
Balance at December 31, 2015
Assets
Interest rate swaps	$—	$1.1	$—	$1.1
Foreign exchange contracts	—	0.1	—	0.1
Liabilities
Interest rate swaps	$—	$1.6	$—	$1.6
Commodity contracts	—	11.6	—	11.6
Balance at September 30, 2015
Assets
Interest rate swaps	$—	$1.7	$—	$1.7
Liabilities
Interest rate swaps	$—	$2.4	$—	$2.4
Commodity contracts	—	11.8	—	11.8

For the nine months ended September 30, 2016, there were no transfers into or out of Level 1, Level 2 or Level 3.

Interest Rate Swaps

The fair value of interest rate swaps was included in other assets, other liabilities and long-term debt as of September 30, 2016. For our cash flow hedges, unrealized gains and losses are included in accumulated other comprehensive loss, net of applicable taxes. The fair value of the interest rate swaps was included in other current assets, current installments of long-term debt and long-term debt as of December 31, 2015 and September 30, 2015. These financial instruments were valued using the “income approach” valuation technique. This method used valuation techniques to convert future amounts to a single present amount. The measurement was based on the value indicated by current market expectations about those future amounts. We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels.

Commodity Contracts

The fair value of commodity contracts was classified in other current assets and accrued liabilities as of September 30, 2016, and accrued liabilities as of December 31, 2015 and September 30, 2015, with unrealized gains and losses included in accumulated other comprehensive loss, net of applicable taxes. These financial instruments were valued primarily based on prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for commodities. We use commodity contracts for certain raw materials and energy costs such as copper, zinc, lead, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations.

Foreign Currency Contracts

The fair value of foreign currency contracts was classified within other current assets and accrued liabilities as of September 30, 2016 and December 31, 2015, with gains and losses included in selling and administration expense as these financial instruments do not meet the criteria to qualify for hedge accounting. We had no fair value of foreign currency contracts as of September 30, 2015. We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies.

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

	Fair Value Measurements				Amount recorded on balance sheets
	Level 1	Level 2	Level 3	Total
	($ in millions)
Balance at September 30, 2016	$—	$3,732.7	$153.0	$3,885.7	$3,677.8
Balance at December 31, 2015	—	3,826.9	153.0	3,979.9	3,848.8
Balance at September 30, 2015	—	500.0	153.0	653.0	662.3

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by ASC 820. There were no assets measured at fair value on a nonrecurring basis as of September 30, 2016, December 31, 2015 and September 30, 2015.

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

In October 2015, Spinco (the Issuer) issued $720.0 million aggregate principal amount of the 2023 Notes and $500.0 million aggregate principal amount of the 2025 Notes. During 2016, the Notes were registered under the Securities Act of 1933, as amended. The Issuer was formed on March 13, 2015 as a wholly owned subsidiary of TDCC and upon closing of the Acquisition became a 100% owned subsidiary of Olin (the Parent Guarantor). The Exchange Notes are fully and unconditionally guaranteed by the Parent Guarantor.

The following condensed consolidating financial information presents the condensed consolidating balance sheets as of September 30, 2016, December 31, 2015 and September 30, 2015, the related condensed consolidating statements of operations and comprehensive income for each of the three and nine months ended September 30, 2016 and September 30, 2015, and the related statements of cash flows for the nine months ended September 30, 2016 and September 30, 2015, of (a) the Parent Guarantor, (b) the Issuer, (c) the non-guarantor subsidiaries, (d) elimination entries necessary to consolidate the Parent Guarantor with the Issuer and the non-guarantor subsidiaries and (e) Olin on a consolidated basis. Investments in consolidated subsidiaries are presented under the equity method of accounting.

CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2016
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$15.5	$—	$111.5	$—	$127.0
Receivables, net	64.4	—	679.7	—	744.1
Intercompany receivables	—	8.3	1,732.5	(1,740.8)	—
Income taxes receivable	38.5	—	11.1	(0.6)	49.0
Inventories	163.8	—	453.2	—	617.0
Other current assets	145.5	—	4.2	(133.6)	16.1
Total current assets	427.7	8.3	2,992.2	(1,875.0)	1,553.2
Property, plant and equipment, net	451.4	—	3,262.5	—	3,713.9
Investment in subsidiaries	6,000.5	3,690.5	—	(9,691.0)	—
Deferred income taxes	153.7	—	90.2	(131.7)	112.2
Other assets	40.4	—	599.9	—	640.3
Long-term receivables—affiliates	—	2,492.8	—	(2,492.8)	—
Intangible assets, net	0.4	5.7	647.7	—	653.8
Goodwill	—	966.3	1,153.1	—	2,119.4
Total assets	$7,074.1	$7,163.6	$8,745.6	$(14,190.5)	$8,792.8
Liabilities and Shareholders' Equity
Current liabilities:
Current installments of long-term debt	$68.1	—	$12.2	—	$80.3
Accounts payable	55.4	—	456.4	(2.1)	509.7
Intercompany payables	1,740.8	—	—	(1,740.8)	—
Income taxes payable	—	—	13.9	(0.6)	13.3
Accrued liabilities	158.1	—	266.8	(133.4)	291.5
Total current liabilities	2,022.4	—	749.3	(1,876.9)	894.8
Long-term debt	1,087.4	2,497.8	12.3	—	3,597.5
Accrued pension liability	141.3	—	456.4	—	597.7
Deferred income taxes	—	241.5	926.8	(131.7)	1,036.6
Long-term payables—affiliates	1,226.0	281.7	985.1	(2,492.8)	—
Other liabilities	266.3	—	69.2	—	335.5
Total liabilities	4,743.4	3,021.0	3,199.1	(4,501.4)	6,462.1
Commitments and contingencies
Shareholders' equity:
Common stock	165.3	—	15.1	(15.1)	165.3
Additional paid-in capital	2,242.8	4,125.7	4,750.5	(8,876.2)	2,242.8
Accumulated other comprehensive loss	(466.7)	—	(20.7)	20.7	(466.7)
Retained earnings	389.3	16.9	801.6	(818.5)	389.3
Total shareholders' equity	2,330.7	4,142.6	5,546.5	(9,689.1)	2,330.7
Total liabilities and shareholders' equity	$7,074.1	$7,163.6	$8,745.6	$(14,190.5)	$8,792.8

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2015
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$119.4	—	$272.6	—	$392.0
Receivables, net	107.7	—	679.4	(3.7)	783.4
Intercompany receivables	—	76.1	1,093.1	(1,169.2)	—
Income taxes receivable	27.3	—	5.7	(0.1)	32.9
Inventories	166.0	—	519.2	—	685.2
Current deferred income taxes	—	—	2.7	(2.7)	—
Other current assets	152.1	5.0	4.6	(121.8)	39.9
Total current assets	572.5	81.1	2,577.3	(1,297.5)	1,933.4
Property, plant and equipment, net	508.7	—	3,444.7	—	3,953.4
Investment in subsidiaries	5,905.0	3,636.3	—	(9,541.3)	—
Deferred income taxes	155.6	—	84.9	(144.6)	95.9
Other assets	43.5	—	411.1	—	454.6
Long-term receivables—affiliates	—	2,562.6	—	(2,562.6)	—
Intangible assets, net	0.5	—	677.0	—	677.5
Goodwill	—	990.2	1,183.9	—	2,174.1
Total assets	$7,185.8	$7,270.2	$8,378.9	$(13,546.0)	$9,288.9
Liabilities and Shareholders' Equity
Current liabilities:
Current installments of long-term debt	$192.8	—	$12.2	—	$205.0
Accounts payable	37.3	—	576.6	(5.7)	608.2
Intercompany payables	1,169.2	—	—	(1,169.2)	—
Income taxes payable	1.5	—	6.1	(2.7)	4.9
Accrued liabilities	227.8	—	221.3	(121.0)	328.1
Total current liabilities	1,628.6	—	816.2	(1,298.6)	1,146.2
Long-term debt	1,084.0	2,547.4	12.4	—	3,643.8
Accrued pension liability	484.3	—	164.6	—	648.9
Deferred income taxes	—	294.8	945.1	(144.7)	1,095.2
Long-term payables—affiliates	1,296.4	286.5	979.7	(2,562.6)	—
Other liabilities	273.7	—	61.1	1.2	336.0
Total liabilities	4,767.0	3,128.7	2,979.1	(4,004.7)	6,870.1
Commitments and contingencies
Shareholders' equity:
Common stock	165.1	—	14.6	(14.6)	165.1
Additional paid-in capital	2,236.4	4,146.1	4,789.6	(8,935.7)	2,236.4
Accumulated other comprehensive loss	(492.5)	—	(31.7)	31.7	(492.5)
Retained earnings	509.8	(4.6)	627.3	(622.7)	509.8
Total shareholders' equity	2,418.8	4,141.5	5,399.8	(9,541.3)	2,418.8
Total liabilities and shareholders' equity	$7,185.8	$7,270.2	$8,378.9	$(13,546.0)	$9,288.9

CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2015
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$224.2	—	$29.8	—	$254.0
Receivables, net	110.2	—	190.2	—	300.4
Intercompany receivables	—	—	770.7	(770.7)	—
Inventories	159.2	—	73.3	—	232.5
Current deferred income taxes	57.8	—	11.3	—	69.1
Other current assets	115.8	—	2.1	(105.5)	12.4
Total current assets	667.2	—	1,077.4	(876.2)	868.4
Property, plant and equipment, net	508.0	—	405.7	—	913.7
Investment in subsidiaries	1,811.9	—	—	(1,811.9)	—
Deferred income taxes	61.4	—	—	(49.5)	11.9
Other assets	36.8	—	10.5	—	47.3
Intangible assets, net	0.5	—	112.0	—	112.5
Goodwill	—	—	747.1	—	747.1
Total assets	$3,085.8	—	$2,352.7	$(2,737.6)	$2,700.9
Liabilities and Shareholders' Equity
Current liabilities:
Current installments of long-term debt	$128.9	—	$12.2	—	$141.1
Accounts payable	60.3	—	101.7	(3.3)	158.7
Intercompany payables	770.7	—	—	(770.7)	—
Income taxes payable	10.4	—	—	—	10.4
Accrued liabilities	202.2	—	172.8	(102.2)	272.8
Total current liabilities	1,172.5	—	286.7	(876.2)	583.0
Long-term debt	496.5	—	24.7	—	521.2
Accrued pension liability	96.1	—	1.1	—	97.2
Deferred income taxes	—	—	167.5	(49.5)	118.0
Other liabilities	274.6	—	60.8	—	335.4
Total liabilities	2,039.7	—	540.8	(925.7)	1,654.8
Commitments and contingencies
Shareholders' equity:
Common stock	77.6	—	14.6	(14.6)	77.6
Additional paid-in capital	796.2	—	1,232.3	(1,232.3)	796.2
Accumulated other comprehensive loss	(433.2)	—	(20.4)	20.4	(433.2)
Retained earnings	605.5	—	585.4	(585.4)	605.5
Total shareholders' equity	1,046.1	—	1,811.9	(1,811.9)	1,046.1
Total liabilities and shareholders' equity	$3,085.8	—	$2,352.7	$(2,737.6)	$2,700.9

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Nine Months Ended September, 2016
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Sales	$1,009.6	—	$3,545.3	$(390.0)	$4,164.9
Operating expenses:
Cost of goods sold	861.3	—	3,225.4	(390.0)	3,696.7
Selling and administration	106.2	—	143.2	—	249.4
Restructuring charges	0.8	—	105.4	—	106.2
Acquisition-related costs	39.6	—	—	—	39.6
Other operating (expense) income	(1.7)	—	12.2	—	10.5
Operating income	—	—	83.5	—	83.5
Earnings of non-consolidated affiliates	1.1	—	—	—	1.1
Equity (loss) income in subsidiaries	(6.2)	94.8	—	(88.6)	—
Interest expense	30.6	114.0	3.2	(4.2)	143.6
Interest income	2.3	—	3.2	(4.2)	1.3
Income (loss) before taxes	(33.4)	(19.2)	83.5	(88.6)	(57.7)
Income tax (benefit) provision	(12.0)	(40.7)	16.4	—	(36.3)
Net (loss) income	$(21.4)	$21.5	$67.1	$(88.6)	$(21.4)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2016
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Sales	$359.1	—	$1,249.3	$(155.7)	$1,452.7
Operating expenses:
Cost of goods sold	300.6	—	1,139.5	(155.7)	1,284.4
Selling and administration	33.4	—	48.6	—	82.0
Restructuring charges	0.2	—	5.0	—	5.2
Acquisition-related costs	14.3	—	(1.2)	—	13.1
Other operating (expense) income	(0.6)	—	0.4	—	(0.2)
Operating income	10.0	—	57.8	—	67.8
Earnings of non-consolidated affiliates	0.5	—	—	—	0.5
Equity income (loss) in subsidiaries	15.0	35.5	—	(50.5)	—
Interest expense	9.6	38.0	1.3	(1.4)	47.5
Interest income	0.8	—	1.1	(1.4)	0.5
Income (loss) before taxes	16.7	(2.5)	57.6	(50.5)	21.3
Income tax (benefit) provision	(0.8)	(12.5)	17.1	—	3.8
Net income (loss)	$17.5	$10.0	$40.5	$(50.5)	$17.5

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Nine Months Ended September, 2015
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Sales	$987.7	—	$921.7	$(322.4)	$1,587.0
Operating expenses:
Cost of goods sold	861.5	—	799.6	(322.4)	1,338.7
Selling and administration	88.0	—	34.7	—	122.7
Restructuring charges	0.5	—	1.7	—	2.2
Acquisition-related costs	35.4	—	—	—	35.4
Other operating (expense) income	(1.6)	—	43.7	—	42.1
Operating income	0.7	—	129.4	—	130.1
Earnings of non-consolidated affiliates	1.3	—	—	—	1.3
Equity income (loss) in subsidiaries	82.8	—	—	(82.8)	—
Interest expense	40.9	—	2.8	(4.0)	39.7
Interest income	2.4	—	2.5	(4.0)	0.9
Income (loss) before taxes	46.3	—	129.1	(82.8)	92.6
Income tax (benefit) provision	(15.0)	—	46.3	—	31.3
Net income (loss)	$61.3	—	$82.8	$(82.8)	$61.3

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2015
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Sales	$330.8	—	$317.7	$(114.9)	$533.6
Operating expenses:
Cost of goods sold	294.5	—	280.4	(114.9)	460.0
Selling and administration	29.4	—	6.4	—	35.8
Restructuring charges	0.2	—	0.1	—	0.3
Acquisition-related costs	14.5	—	—	—	14.5
Other operating (expense) income	(0.4)	—	0.3	—	(0.1)
Operating (loss) income	(8.2)	—	31.1	—	22.9
Earnings of non-consolidated affiliates	0.5	—	—	—	0.5
Equity income (loss) in subsidiaries	21.4	—	—	(21.4)	—
Interest expense	14.6	—	1.1	(1.3)	14.4
Interest income	0.7	—	0.9	(1.3)	0.3
Income (loss) before taxes	(0.2)	—	30.9	(21.4)	9.3
Income tax (benefit) provision	(6.1)	—	9.5	—	3.4
Net income (loss)	$5.9	—	$21.4	$(21.4)	$5.9

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Nine Months Ended September, 2016
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Net (loss) income	$(21.4)	$21.5	$67.1	$(88.6)	$(21.4)
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net	—	—	9.3	—	9.3
Unrealized gains on derivative contracts, net	3.8	—	—	—	3.8
Pension and postretirement liability adjustments, net	3.1	—	—	—	3.1
Amortization of prior service costs and actuarial losses, net	8.6	—	1.0	—	9.6
Total other comprehensive income, net of tax	15.5	—	10.3	—	25.8
Comprehensive (loss) income	$(5.9)	$21.5	$77.4	$(88.6)	$4.4

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended September 30, 2016
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Net income (loss)	$17.5	$10.0	$40.5	$(50.5)	$17.5
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net	—	—	4.6	—	4.6
Unrealized gains on derivative contracts, net	2.6	—	—	—	2.6
Pension and postretirement liability adjustments, net	3.1	—	—	—	3.1
Amortization of prior service costs and actuarial losses, net	1.9	—	0.4	—	2.3
Total other comprehensive income, net of tax	7.6	—	5.0	—	12.6
Comprehensive income (loss)	$25.1	$10.0	$45.5	$(50.5)	$30.1

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Nine Months Ended September, 2015
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Net income (loss)	$61.3	$—	$82.8	$(82.8)	$61.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	—	—	(2.8)	—	(2.8)
Unrealized losses on derivative contracts, net	(2.6)	—	—	—	(2.6)
Amortization of prior service costs and actuarial losses, net	14.4	—	0.9	—	15.3
Total other comprehensive income (loss), net of tax	11.8	—	(1.9)	—	9.9
Comprehensive income (loss)	$73.1	$—	$80.9	$(82.8)	$71.2

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended September 30, 2015
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Net income (loss)	$5.9	$—	$21.4	$(21.4)	$5.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	—	—	(1.7)	—	(1.7)
Unrealized losses on derivative contracts, net	(2.1)	—	—	—	(2.1)
Amortization of prior service costs and actuarial losses, net	4.7	—	0.2	—	4.9
Total other comprehensive income (loss), net of tax	2.6	—	(1.5)	—	1.1
Comprehensive income (loss)	$8.5	$—	$19.9	$(21.4)	$7.0

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended September, 2016
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Net operating activities	$409.0	—	$(1.9)	—	$407.1
Investing Activities
Capital expenditures	(39.2)	—	(160.2)	—	(199.4)
Business acquired in purchase transaction, net of cash acquired	(69.5)	—	—	—	(69.5)
Payments under long-term supply contract	—	—	(175.7)	—	(175.7)
Proceeds from sale/leaseback of equipment	—	—	40.4	—	40.4
Proceeds from disposition of property, plant and equipment	0.1	—	0.3	—	0.4
Proceeds from disposition of affiliated companies	6.6	—	—	—	6.6
Net investing activities	(102.0)	—	(295.2)	—	(397.2)
Financing Activities
Long-term debt repayments	(125.5)	(50.6)	—	—	(176.1)
Stock options exercised	0.4	—	—	—	0.4
Dividends paid	(99.1)	—	—	—	(99.1)
Debt and equity issuance costs	—	(0.8)	—	—	(0.8)
Intercompany financing activities	(186.7)	51.4	135.3	—	—
Net financing activities	(410.9)	—	135.3	—	(275.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.7	—	0.7
Net decrease in cash and cash equivalents	(103.9)	—	(161.1)	—	(265.0)
Cash and cash equivalents, beginning of year	119.4	—	272.6	—	392.0
Cash and cash equivalents, end of year	$15.5	—	$111.5	—	$127.0

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended September, 2015
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Net operating activities	$102.2	—	$12.9	—	$115.1
Investing Activities
Capital expenditures	(57.6)	—	(22.1)	—	(79.7)
Proceeds from disposition of property, plant and equipment	0.4	—	24.4	—	24.8
Proceeds from disposition of affiliated companies	6.6	—	—	—	6.6
Other investing activities	—	—	(2.8)	—	(2.8)
Net investing activities	(50.6)	—	(0.5)	—	(51.1)
Financing Activities
Long-term debt repayments	(3.2)	—	—	—	(3.2)
Stock options exercised	2.2	—	—	—	2.2
Excess tax benefits from stock-based compensation	0.4	—	—	—	0.4
Dividends paid	(46.5)	—	—	—	(46.5)
Debt and equity issuance costs	(19.7)	—	—	—	(19.7)
Net financing activities	(66.8)	—	—	—	(66.8)
Net (decrease) increase in cash and cash equivalents	(15.2)	—	12.4	—	(2.8)
Cash and cash equivalents, beginning of year	239.4	—	17.4	—	256.8
Cash and cash equivalents, end of year	$224.2	—	$29.8	—	$254.0

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

Executive Summary

Chlor Alkali Products and Vinyls generated segment income of $53.7 million and $152.5 million for the three and nine months ended September 30, 2016, respectively. Chlor Alkali Products and Vinyls segment income was higher than the corresponding periods in the prior year due to contributions of the Acquired Chlor Alkali Business and lower freight costs, partially offset by lower product prices and lower volumes. The increase in segment income for the nine months ended September 30, 2016 was also offset by the second quarter 2015 recognition of insurance recoveries associated with our Becancour, Canada chlor alkali facility. Chlor Alkali Products and Vinyls segment income included depreciation and amortization expense of $106.3 million and $30.4 million for the three months ended September 30, 2016 and 2015, respectively, and $311.6 million and $88.9 million for the nine months ended September 30, 2016 and 2015, respectively.

Epoxy segment income was $10.3 million and $18.5 million for the three and nine months ended September 30, 2016, respectively. Epoxy segment income included depreciation and amortization expense of $22.6 million and $67.3 million for the three and nine months ended September 30, 2016, respectively.

Winchester reported segment income of $36.0 million and $95.9 million for the three and nine months ended September 30, 2016, respectively. Winchester third quarter and year-to-date segment income increased compared to the corresponding periods in the prior year primarily due to the impact of lower commodity and other material costs and increased volumes. These increases were partially offset by lower product prices and higher operating costs. Winchester’s segment income included depreciation and amortization expense of $4.7 million and $4.4 million for the three months ended September 30, 2016 and 2015, respectively, and $13.8 million and $12.7 million for the nine months ended September 30, 2016 and 2015, respectively.

On March 21, 2016, we announced that we had made the decision to close a combined total of 433,000 tons of chlor alkali capacity across three separate locations. Associated with this action, we have permanently closed our Henderson, NV chlor alkali plant with 153,000 tons of capacity and will reconfigure the site to manufacture bleach and distribute caustic soda and hydrochloric acid. Also, the capacity of our Niagara Falls, NY chlor alkali plant has been reduced from 300,000 tons to 240,000 tons and the chlor alkali capacity at our Freeport, TX facility was reduced by 220,000 tons. This 220,000 ton reduction was entirely from diaphragm cell capacity. For the three and nine months ended September 30, 2016, we recorded pretax restructuring charges of $4.9 million and $105.0 million, respectively, associated with these actions. For the nine months ended September 30, 2016, $76.6 million of the restructuring charge was a non-cash asset impairment charge.

Other operating (expense) income for the nine months ended September 30, 2016 included an $11.0 million insurance recovery for property damage and business interruption related to a 2008 chlor alkali facility incident.

For the nine months ended September 30, 2016, we made long-term debt repayments of $176.1 million including $125.0 million related to the 2016 Notes and $50.6 million under the required quarterly installments of the $1,350.0 million term loan facility.

For the nine months ended September 30, 2016, payments of $69.5 million were made to TDCC related to certain acquisition-related liabilities including the final working capital adjustment.

During 2016, Olin entered into arrangements to increase its supply of low cost electricity.  These arrangements improve manufacturing flexibility at our Freeport, TX and Plaquemine, LA facilities, reduce our overall electricity cost and accelerate the realization of cost synergies available from the Acquired Business.  In conjunction with these arrangements, Olin made payments of $175.7 million during the nine months ended September 30, 2016.

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in millions, except per share data)
Sales	$1,452.7	$533.6	$4,164.9	$1,587.0
Cost of goods sold	1,284.4	460.0	3,696.7	1,338.7
Gross margin	168.3	73.6	468.2	248.3
Selling and administration	82.0	35.8	249.4	122.7
Restructuring charges	5.2	0.3	106.2	2.2
Acquisition-related costs	13.1	14.5	39.6	35.4
Other operating (expense) income	(0.2)	(0.1)	10.5	42.1
Operating income	67.8	22.9	83.5	130.1
Earnings of non-consolidated affiliates	0.5	0.5	1.1	1.3
Interest expense	47.5	14.4	143.6	39.7
Interest income	0.5	0.3	1.3	0.9
Income (loss) before taxes	21.3	9.3	(57.7)	92.6
Income tax provision (benefit)	3.8	3.4	(36.3)	31.3
Net income (loss)	$17.5	$5.9	$(21.4)	$61.3
Net income (loss) per common share:
Basic	$0.11	$0.08	$(0.13)	$0.79
Diluted	$0.11	$0.08	$(0.13)	$0.78

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Sales for the three months ended September 30, 2016 were $1,452.7 million compared to $533.6 million in the same period last year, an increase of $919.1 million, or 172%. Sales of the Acquired Business were $912.0 million. Chlor Alkali Products and Vinyls sales generated from legacy businesses decreased by $14.3 million primarily due to lower product prices and lower volumes of chlorine and caustic soda and potassium hydroxide, partially offset by increased hydrochloric acid volumes. The lower product prices were predominantly due to hydrochloric acid and potassium hydroxide prices, partially offset by increased chlorine and caustic soda prices. Winchester sales increased by $21.4 million primarily due to increased shipments to commercial customers, military customers and law enforcement agencies.

Gross margin increased $94.7 million, or 129%, compared to the three months ended September 30, 2015. Gross margin of the Acquired Business was $73.7 million. Chlor Alkali Products and Vinyls gross margin from our legacy businesses increased by $2.8 million, primarily due to lower freight costs, partially offset by lower volumes and lower product prices. The lower volumes were predominantly due to chlorine and caustic soda and potassium hydroxide volumes, partially offset by increased hydrochloric acid volumes. The lower product prices were primarily due to potassium hydroxide and hydrochloric acid prices, partially offset by increased chlorine and caustic soda prices. Winchester gross margin increased $6.1 million primarily due to increased volumes and lower commodity and other material costs, partially offset by lower product prices and higher operating costs. Gross margin was also impacted by lower environmental costs of $6.7 million. Gross margin as a percentage of sales decreased to 12% in 2016 from 14% in 2015.

Selling and administration expenses for the three months ended September 30, 2016 increased $46.2 million, or 129%, from the three months ended September 30, 2015 primarily due to selling and administration costs of the Acquired Business of $31.6 million, increased stock-based compensation expense of $6.2 million, which includes mark-to-market adjustments, higher legal and legal-related settlement expenses of $2.8 million, increased consulting fees of $1.4 million and increased non-income tax expense of $1.0 million. Selling and administration expenses as a percentage of sales were 6% in 2016 and 7% in 2015.

Restructuring charges for the three months ended September 30, 2016 included $4.9 million associated with the closure of 433,000 tons of chlor alkali capacity across three separate locations. Restructuring charges for the three months ended September 30, 2016 and 2015 were also associated with permanently closing a portion of the Becancour, Canada chlor alkali facility and the relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

Acquisition-related costs of $13.1 million and $14.5 million for the three months ended September 30, 2016 and 2015, respectively, were related to the Acquisition and consisted of advisory, legal, accounting, integration and other professional fees.

Interest expense increased by $33.1 million for the three months ended September 30, 2016, primarily due to a higher level of debt outstanding due to the financing of the Acquisition. The increase was partially offset by acquisition financing expenses of $7.7 million for the three months ended September 30, 2015 associated with the Bridge Financing.

The effective tax rate for the three months ended September 30, 2016 of 17.8% was lower than the 35% U.S. federal statutory rate, primarily due to favorable permanent salt depletion deductions. The effective tax rate for the three months ended September 30, 2015 of 36.6% was higher than the 35% U.S. federal statutory rate, primarily due to the effect of state income taxes net of the utilization of certain state tax credits, partially offset by favorable permanent tax deduction items, such as the domestic manufacturing deduction, salt depletion and tax deductible dividends paid to the CEOP.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Sales for the nine months ended September 30, 2016 were $4,164.9 million compared to $1,587.0 million in the same period last year, an increase of $2,577.9 million, or 162%. Sales of the Acquired Business were $2,633.0 million. Chlor Alkali Products and Vinyls sales generated from legacy businesses decreased by $68.3 million primarily due to lower product prices and lower volumes of hydrochloric acid and potassium hydroxide, partially offset by increased volumes of chlorine and caustic soda. The lower product prices were predominantly due to caustic soda, hydrochloric acid and potassium hydroxide prices, partially offset by increased chlorine prices. Winchester sales increased by $13.2 million primarily due to increased shipments to commercial customers, partially offset by decreased shipments to military customers and law enforcement agencies.

Gross margin increased $219.9 million, or 89%, compared to the nine months ended September 30, 2015. Gross margin of the Acquired Business was $218.3 million. Chlor Alkali Products and Vinyls gross margin from our legacy businesses declined $19.6 million, primarily due to lower product prices, the second quarter 2015 recognition of insurance recoveries associated with our Becancour, Canada chlor alkali facility and lower volumes. The lower volumes were primarily due to hydrochloric acid and potassium hydroxide volumes, partially offset by increased chlorine and caustic soda volumes. The lower product prices were predominantly due to caustic soda, hydrochloric acid and potassium hydroxide prices, partially offset by increased chlorine prices. These decreases were partially offset by lower freight, operating and material costs. Winchester gross margin increased $4.3 million primarily due to lower commodity and other material costs and increased volumes, partially offset by lower product prices and higher operating costs. Gross margin was also impacted by lower environmental costs of $7.6 million. Gross margin as a percentage of sales decreased to 11% in 2016 from 16% in 2015.

Selling and administration expenses for the nine months ended September 30, 2016 increased $126.7 million, or 103%, from the nine months ended September 30, 2015 primarily due to selling and administration costs of the Acquired Business of $100.6 million, increased consulting fees of $9.0 million, increased stock-based compensation expense of $5.8 million, which includes mark-to-market adjustments, higher legal and legal-related settlement expenses of $5.4 million and increased non-income tax expense of $3.2 million. Selling and administration expenses as a percentage of sales were 6% in 2016 and 8% in 2015.

Restructuring charges for the nine months ended September 30, 2016 included $105.0 million associated with the closure of 433,000 tons of chlor alkali capacity across three separate locations, of which $76.6 million were non-cash asset impairment charges. Restructuring charges for the nine months ended September 30, 2016 and 2015 were also associated with permanently closing a portion of the Becancour, Canada chlor alkali facility and the relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

Acquisition-related costs of $39.6 million and $35.4 million for the nine months ended September 30, 2016 and 2015, respectively, were related to the Acquisition and consisted of advisory, legal, accounting, integration and other professional fees.

Other operating (expense) income for the nine months ended September 30, 2016 included an $11.0 million insurance recovery for property damage and business interruption related to a 2008 chlor alkali facility incident. Other operating (expense) income for the nine months ended September 30, 2015 included $42.3 million of insurance recoveries for property damage and business interruption related to the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014.

Interest expense increased by $103.9 million for the nine months ended September 30, 2016, primarily due to a higher level of debt outstanding due to the financing of the Acquisition. The increase was partially offset by acquisition financing expenses of $19.7 million for the nine months ended September 30, 2015 associated with the Bridge Financing.

The effective tax rate for the nine months ended September 30, 2016 included a benefit of $5.2 million associated with return to provision adjustments for the finalization of our prior years’ U.S. federal and state income tax returns. The return to provision adjustment for the nine months ended September 30, 2016 included $14.9 million of benefit primarily associated with a change in estimate related to the calculation of salt depletion and $9.7 million of expense associated with the correction of an immaterial error related to non-deductible acquisition costs. The effective tax rate for the nine months ended September 30, 2016 also included an expense of $4.1 million related to changes in uncertain tax positions for prior tax years. After giving consideration to these items, the effective tax rate for the nine months ended September 30, 2016 of 61.0% was higher than the 35% U.S. federal statutory rate, primarily due to favorable permanent salt depletion deductions in combination with a pretax loss. The effective tax rate for the nine months ended September 30, 2015 included a benefit of $1.1 million associated with a return to provision adjustment for the finalization of our prior year’s U.S. federal and state income tax returns and an expense of $0.3 million related to the remeasurement of deferred taxes due to an increase in state effective tax rates. After giving consideration to these items, the effective tax rate for the nine months ended September 30, 2015 of 34.7% was lower than the 35.0% U.S. federal statutory rate due to the effect of favorable permanent tax deduction items, such as the domestic manufacturing deduction, salt depletion and tax deductible dividends paid to the CEOP, partially offset by state income taxes net of the utilization of certain state tax credits.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sales:	($ in millions)
Chlor Alkali Products and Vinyls	$779.4	$351.8	$2,216.7	$1,032.3
Epoxy	470.1	—	1,380.3	—
Winchester	203.2	181.8	567.9	554.7
Total sales	$1,452.7	$533.6	$4,164.9	$1,587.0
Income (loss) before taxes:
Chlor Alkali Products and Vinyls(1)	$53.7	$17.4	$152.5	$68.9
Epoxy	10.3	—	18.5	—
Winchester	36.0	30.1	95.9	93.8
Corporate/other:
Pension income(2)	15.4	7.3	40.2	21.8
Environmental expense	(0.4)	(7.3)	(5.5)	(13.1)
Other corporate and unallocated costs	(28.2)	(9.2)	(81.7)	(44.5)
Restructuring charges(3)	(5.2)	(0.3)	(106.2)	(2.2)
Acquisition-related costs(4)	(13.1)	(14.5)	(39.6)	(35.4)
Other operating (expense) income(5)	(0.2)	(0.1)	10.5	42.1
Interest expense(6)	(47.5)	(14.4)	(143.6)	(39.7)
Interest income	0.5	0.3	1.3	0.9
Income (loss) before taxes	$21.3	$9.3	$(57.7)	$92.6

(1)
Earnings of non-consolidated affiliates are included in the Chlor Alkali Products and Vinyls segment results consistent with management’s monitoring of the operating segments. The earnings of non-consolidated affiliates were $0.5 million for both the three months ended September 30, 2016 and 2015 and $1.1 million and $1.3 million for the nine months ended September 30, 2016 and 2015, respectively.

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

(3)
Restructuring charges for the three and nine months ended September 30, 2016 included $4.9 million and $105.0 million, respectively, associated with the closure of 433,000 tons of chlor alkali capacity across three separate locations.

For the nine months ended September 30, 2016, $76.6 million of these charges were non-cash asset impairment charges. Restructuring charges for the three and nine months ended September 30, 2016 and 2015 were also associated with permanently closing a portion of the Becancour, Canada chlor alkali facility and the ongoing relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS.

(4)
Acquisition-related costs for the three and nine months ended September 30, 2016 and 2015 were related to the Acquisition and consisted of advisory, legal, accounting, integration and other professional fees.

(5)
Other operating (expense) income for the nine months ended September 30, 2016 included an $11.0 million insurance recovery for property damage and business interruption related to a 2008 chlor alkali facility incident. Other operating (expense) income for the nine months months ended September 30, 2015 included $42.3 million of insurance recoveries for property damage and business interruption related to the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014.

(6)
Interest expense for the three and nine months months ended September 30, 2015 included acquisition financing expenses of $7.7 million and $19.7 million, respectively, for the Bridge Financing associated with the Acquisition.

Chlor Alkali Products and Vinyls

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Chlor Alkali Products and Vinyls sales for the three months ended September 30, 2016 were $779.4 million compared to $351.8 million for the three months ended September 30, 2015, an increase of $427.6 million, or 122%. The sales increase was primarily due to the inclusion of the Acquired Chlor Alkali Business ($441.9 million). This increase was partially offset by lower volumes ($12.6 million) and lower product prices ($1.7 million). The lower volumes were predominantly due to chlorine and caustic soda and potassium hydroxide volumes, partially offset by increased hydrochloric acid volumes. The lower product prices were primarily due to hydrochloric acid and potassium hydroxide prices, partially offset by increased chlorine and caustic soda prices.

Chlor Alkali Products and Vinyls segment income was $53.7 million for the three months ended September 30, 2016, compared to $17.4 million for the same period in 2015, an increase of $36.3 million, or 209%. Chlor Alkali Products and Vinyls segment income was higher primarily due to the contributions of the Acquired Chlor Alkali Business ($32.3 million) and lower freight costs, primarily driven by the realization of synergies ($8.0 million). These increases were partially offset by lower volumes ($2.3 million) and lower product prices ($1.7 million). The lower volumes were predominantly due to chlorine and caustic soda and potassium hydroxide volumes, partially offset by increased hydrochloric acid volumes. The lower product prices were primarily due to hydrochloric acid and potassium hydroxide prices, partially offset by increased chlorine and caustic soda prices. Chlor Alkali Products and Vinyls segment income included depreciation and amortization expense of $106.3 million and $30.4 million for the three months ended September 30, 2016 and 2015, respectively.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Chlor Alkali Products and Vinyls sales for the nine months ended September 30, 2016 were $2,216.7 million compared to $1,032.3 million for the nine months ended September 30, 2015, an increase of $1,184.4 million, or 115%. The sales increase was primarily due to the inclusion of the Acquired Chlor Alkali Business ($1,252.7 million). This increase was partially offset by lower product prices ($38.0 million) and lower volumes ($30.3 million). The lower volumes were primarily due to hydrochloric acid and potassium hydroxide volumes, partially offset by increased chlorine and caustic soda volumes. The lower product prices were primarily due to caustic soda, hydrochloric acid and potassium hydroxide prices, partially offset by increased chlorine prices.

Chlor Alkali Products and Vinyls segment income was $152.5 million for the nine months ended September 30, 2016, compared to $68.9 million for the same period in 2015, an increase of $83.6 million, or 121%. Chlor Alkali Products and Vinyls segment income was higher primarily due to the contributions of the Acquired Chlor Alkali Business ($104.0 million), lower freight costs, primarily driven by the realization of synergies ($20.5 million), and lower operating and material costs ($13.7 million). These increases were partially offset by lower product prices ($38.0 million), the second quarter 2015 recognition of insurance recoveries associated with our Becancour, Canada chlor alkali facility ($9.9 million), and lower volumes ($6.7 million). The lower product prices were primarily due to caustic soda, hydrochloric acid and potassium hydroxide prices, partially offset by increased chlorine prices. The decreased volumes were primarily due to hydrochloric acid and potassium hydroxide volumes, partially offset by increased chlorine and caustic soda volumes. Chlor Alkali Products and

Vinyls segment income included depreciation and amortization expense of $311.6 million and $88.9 million for the nine months ended September 30, 2016 and 2015, respectively.

Epoxy

Epoxy sales for the three and nine months ended September 30, 2016 were $470.1 million and $1,380.3 million, respectively. Epoxy segment income was $10.3 million and $18.5 million for the three and nine months ended September 30, 2016, respectively. Epoxy segment income included depreciation and amortization expense of $22.6 million and $67.3 million for the three and nine months ended September 30, 2016, respectively.

Winchester

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Winchester sales were $203.2 million for the three months ended September 30, 2016 compared to $181.8 million for the three months ended September 30, 2015, an increase of $21.4 million, or 12%. The sales increase was primarily due to increased shipments to commercial customers ($15.4 million), military customers ($5.0 million) and law enforcement agencies ($1.0 million).

Winchester reported segment income of $36.0 million for the three months ended September 30, 2016 compared to $30.1 million for the three months ended September 30, 2015, an increase of $5.9 million, or 20%. The increase was due to increased volumes ($6.9 million) and lower commodity and other material costs ($4.3 million). These increases were partially offset by lower selling prices ($3.2 million) and higher operating costs ($2.1 million). Winchester’s segment income included depreciation and amortization expense of $4.7 million and $4.4 million for the three months ended September 30, 2016 and 2015, respectively.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Winchester sales were $567.9 million for the nine months ended September 30, 2016 compared to $554.7 million for the nine months ended September 30, 2015, an increase of $13.2 million, or 2%. The sales increase was primarily due to increased shipments to commercial customers ($22.0 million), partially offset by decreased shipments to military customers ($5.3 million) and law enforcement agencies ($3.5 million).

Winchester reported segment income of $95.9 million for the nine months ended September 30, 2016 compared to $93.8 million for the nine months ended September 30, 2015, an increase of $2.1 million, or 2%. The increase was due to lower commodity and other material costs ($13.2 million) and increased volumes and a more favorable product mix ($9.9 million). These increases were partially offset by lower selling prices ($10.6 million) and higher operating costs ($10.4 million). Winchester’s segment income included depreciation and amortization expense of $13.8 million and $12.7 million for the nine months ended September 30, 2016 and 2015, respectively.

Corporate/Other

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

For the three months ended September 30, 2016, pension income included in corporate/other was $15.4 million compared to $7.3 million for the three months ended September 30, 2015. On a total company basis, defined benefit pension income for the three months ended September 30, 2016 was $9.3 million compared to $6.0 million for the three months ended September 30, 2015. The increase in pension income was primarily due to the impact of the change in the approach used to measure service and interest costs elected on the Closing Date.

For the three months ended September 30, 2016, charges to income for environmental investigatory and remedial activities were $0.4 million compared to $7.3 million for the three months ended September 30, 2015. These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the three months ended September 30, 2016, other corporate and unallocated costs were $28.2 million compared to $9.2 million for the three months ended September 30, 2015, an increase of $19.0 million. The increase was primarily due to increased corporate infrastructure costs, such as personnel, consulting and professional fees, that are necessary to support the newly acquired businesses of $6.9 million, higher stock-based compensation expense of $6.2 million, which includes mark-to-market adjustments, increased legal and legal-related settlement expenses of $3.3 million and increased non-income tax expense of $1.1 million.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

For the nine months ended September 30, 2016, pension income included in corporate/other was $40.2 million compared to $21.8 million for the nine months ended September 30, 2015. On a total company basis, defined benefit pension income for the nine months ended September 30, 2016 was $27.7 million compared to $18.1 million for the nine months ended September 30, 2015. The increase in pension income was primarily due to the impact of the change in the approach used to measure service and interest costs elected on the Closing Date.

For the nine months ended September 30, 2016, charges to income for environmental investigatory and remedial activities were $5.5 million compared to $13.1 million for the nine months ended September 30, 2015. These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the nine months ended September 30, 2016, other corporate and unallocated costs were $81.7 million compared to $44.5 million for the nine months ended September 30, 2015, an increase of $37.2 million. The increase was primarily due to increased corporate infrastructure costs, such as personnel, consulting and professional fees, that are necessary to support the newly acquired businesses of $17.7 million, increased legal and legal-related settlement expenses of $6.1 million, higher stock-based compensation expense of $5.8 million, which includes mark-to-market adjustments, and higher non-income tax expense of $3.3 million.

Outlook

Net income (loss) in the fourth quarter of 2016 is projected to be in the $(0.05) to $0.05 per diluted share range, which includes pretax restructuring charges and pretax acquisition-related integration costs of approximately $20 million and estimated step-up acquisition depreciation and amortization expense of approximately $40 million. Net income in the third quarter of 2016 was $0.11 per diluted share, which included pretax acquisition-related costs of $13.1 million and pretax restructuring charges of $5.2 million.
Chlor Alkali Products and Vinyls fourth quarter 2016 segment income is expected to be slightly lower compared to the third quarter of 2016 segment income of $53.7 million reflecting higher caustic soda prices offset by normal seasonally weaker volumes and higher natural gas and purchased ethylene prices.
Epoxy fourth quarter 2016 segment income is expected to be similar to the third quarter of 2016 segment income of $10.3 million as improved prices and lower expenses for maintenance outages are offset by higher raw material costs and seasonally weaker volumes.
Winchester fourth quarter 2016 segment income is expected to be lower than the $36.0 million of segment income achieved during the third quarter of 2016 primarily driven by normal seasonally weaker demand. However, Winchester fourth quarter 2016 segment income is expected to improve compared to the $21.8 million of segment income achieved during the fourth quarter of 2015. The Oxford, MS relocation project was completed during the second quarter of 2016. The relocation is forecast to reduce Winchester's annual operating costs by approximately $40 million in 2016 compared to $35.0 million realized in 2015.
Fourth quarter 2016 Other Corporate and Unallocated costs are expected to be similar to the third quarter of 2016 Other Corporate and Unallocated costs of $28.2 million.
We anticipate fourth quarter 2016 to include approximately $10 million of acquisition-related integration costs. We anticipate full year 2016 to include approximately $50 million of acquisition-related integration costs associated with outside consulting and professional fees and other personnel related-costs.
During the fourth quarter of 2016, we are anticipating environmental expenses in the $2 million to $4 million range compared to $0.4 million in the third quarter of 2016. We anticipate that full year 2016 charges for environmental investigatory and remedial activities will be approximately $10 million. We do not believe that there will be recoveries of environmental costs incurred and expensed in prior periods in 2016. In connection with the Acquisition, TDCC has retained liabilities relating to litigation, releases of hazardous materials and violations of environmental law to the extent arising prior to the Closing Date.
We expect qualified defined benefit pension plan income in 2016 to be higher than the 2015 level by approximately $10 million primarily due to the impact of an actuarial change in the calculation of the plan discount rates, partially offset by the costs associated with the acquired plans. During the third quarter of 2016, we made a discretionary cash contribution to our domestic qualified defined benefit pension plan of $6.0 million. Based on our plan assumptions and estimates, we will not be required to make any additional cash contributions to our domestic qualified defined benefit pension plan in 2016. We do have several international qualified defined benefit pension plans to which we anticipate cash contributions of less than $5 million in 2016.
During the fourth quarter of 2016, we are anticipating pretax restructuring charges of approximately $10 million, associated with the Chlor Alkali Products and Vinyls capacity reduction, the relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS and permanently closing a portion of the Becancour, Canada chlor alkali facility.
We have approximately 60% variable rate debt in our new debt profile. As a result, we are estimating our fourth quarter 2016 interest rate will be approximately 5%. During the fourth quarter of 2016, a total of approximately $30 million of debt will mature that is expected to be repaid using available cash.
In 2016, we currently expect our capital spending to be in the $270 million to $290 million range, which includes approximately $30 million of synergy-related capital, which we believe is necessary to realize the anticipated synergies. Based on the final valuation of the newly acquired fixed assets and intangible assets, we estimate our depreciation and amortization expense in 2016 to be in the $530 million to $540 million range, including approximately $160 million of acquisition step-up depreciation and amortization expense.
In 2016, the effective tax rate is not meaningful as we expect significant variation in the customary relationship between tax expense and pretax income due to the lower level of forecasted pretax income and favorable permanent book-tax differences.

Environmental Matters

Environmental provisions charged to income, which are included in costs of goods sold, were $0.4 million and $7.3 million for the three months ended September 30, 2016 and 2015, respectively, and $5.5 million and $13.1 million for the nine months ended September 30, 2016 and 2015, respectively.

Our liabilities for future environmental expenditures were as follows:

	September 30,
	2016	2015
	($ in millions)
Balance at beginning of year	$138.1	$138.3
Charges to income	5.5	13.1
Remedial and investigatory spending	(6.6)	(10.1)
Currency translation adjustments	0.5	(1.4)
Balance at end of period	$137.5	$139.9

Environmental investigatory and remediation activities spending was associated with former waste disposal sites and past manufacturing operations. Spending in 2016 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be approximately $15 million. Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interest against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $2.1 million at September 30, 2016. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and Operation, Maintenance and Monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M. Charges to income for investigatory and remedial efforts were material to operating results in 2015 and are expected to be material to operating results in 2016.

In connection with the Acquisition, TDCC retained liabilities relating to releases of hazardous materials and violations of environmental law to the extent arising prior to the Closing Date.

Our condensed balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $137.5 million at September 30, 2016, $138.1 million at December 31, 2015 and $139.9 million at September 30, 2015, of which $118.5 million, $119.1 million and $120.9 million, respectively, were classified as other noncurrent liabilities. These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities.

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

Legal Matters and Contingencies

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities. As of September 30, 2016, December 31, 2015 and September 30, 2015, our condensed balance sheets included liabilities for these legal actions of $22.9 million, $21.2 million and $22.7 million, respectively. These liabilities do not include costs associated with legal representation. Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations. In connection with the Acquisition, TDCC retained liabilities related to litigation to the extent arising prior to the Closing Date.

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

For the nine months ended September 30, 2016, we recognized an insurance recovery of $11.0 million in other operating (expense) income for property damage and business interruption related to a 2008 chlor alkali facility incident.

For the nine months ended September 30, 2015, we recognized insurance recoveries of $52.2 million for property damage and business interruption related to the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014. Cost of goods sold was reduced by $9.0 million and selling and administration was reduced by $0.9 million for the reimbursement of costs incurred and expensed in prior periods and other operating (expense) income included a gain of $42.3 million.

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data

	Nine Months Ended September 30,
	2016	2015
Provided By (Used For)	($ in millions)
Net operating activities	$407.1	$115.1
Capital expenditures	(199.4)	(79.7)
Business acquired in purchase transaction, net of cash acquired	(69.5)	—
Payments under long-term supply contract	(175.7)	—
Proceeds from sale/leaseback of equipment	40.4	—
Net investing activities	(397.2)	(51.1)
Long-term debt repayments	(176.1)	(3.2)
Dividends paid	(99.1)	(46.5)
Debt and equity issuance costs	(0.8)	(19.7)
Net financing activities	(275.6)	(66.8)

Operating Activities

For the nine months ended September 30, 2016, cash provided by operating activities increased by $292.0 million from the nine months ended September 30, 2015, primarily due to an increase in our operating results. Our net loss for the nine months ended September 30, 2016 included $76.6 million of non-cash impairment charges for equipment and facilities and a $292.5 million increase in depreciation and amortization as compared to the prior year. For the nine months ended September 30, 2016, working capital decreased $25.1 million compared to an increase of $19.5 million for the nine months ended September 30, 2015. Receivables decreased from December 31, 2015 by $18.2 million primarily as a result of receivables sold under the AR Facility, which was partially offset by higher sales in the third quarter of 2016 compared with fourth quarter of 2015. Accounts payable and accrued liabilities decreased from December 31, 2015 by $54.1 million.

Investing Activities

Capital spending of $199.4 million for the nine months ended September 30, 2016 was $119.7 million higher than the corresponding period in 2015. The increased capital spending in 2016 was primarily due to capital spending of $145.1 million of the Acquired Business. For the total year 2016, we expect our capital spending to be in the $270 million to $290 million range, which includes approximately $30 million of synergy-related capital which we believe is necessary to realize the anticipated synergies. Depreciation and amortization expense is forecast to be in the $530 million to $540 million range, including acquisition step-up depreciation and amortization of approximately $160 million.

During the nine months ended September 30, 2016, payments of $69.5 million were made related to the Acquisition for certain acquisition-related liabilities including the final working capital adjustment.

During the nine months ended September 30, 2016, payments of $175.7 million were made related to arrangements for the long-term supply of low cost electricity.

During the three months ended September 30, 2016, we entered into sale/leaseback transactions for railcars that we acquired in connection with the Acquisition. We received proceeds from the sales of $40.4 million.

Proceeds from disposition of property, plant and equipment for the nine months ended September 30, 2015 included $24.0 million of insurance recoveries for property damage related to the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014.

We received $6.6 million from the October 2013 sale of a bleach joint venture for both the nine months ended September 30, 2016 and 2015.

Financing Activities

In June 2016, $125.0 million under the 2016 Notes became due and was repaid. For the nine months ended September 30, 2016, we repaid $50.6 million under the required quarterly installments of the $1,350.0 million term loan facility. For the nine months ended September 30, 2015, we repaid $2.8 million under the required quarterly installments of the $150.0 million term loan facility.

We issued less than 0.1 million shares and 0.1 million shares representing stock options exercised for the nine months ended September 30, 2016 and 2015, respectively, with a total value of $0.4 million and $3.1 million, respectively.

For the nine months ended September 30, 2016, we paid deferred debt issuance costs of $0.8 million for the registration of the Notes. For the nine months ended September 30, 2015, we paid deferred debt issuance costs of $19.7 million for the Bridge Financing associated with the Acquisition.

The percent of total debt to total capitalization decreased to 61.2% at September 30, 2016 from 61.4% at December 31, 2015. The decrease was primarily due to a lower level of long-term debt outstanding due to the quarterly installment payments on the $1,350.0 million term loan facility and the repayment of the 2016 Notes. This decrease was partially offset by lower shareholders’ equity primarily resulting from the net loss for the nine months ended September 30, 2016.

In the first three quarters of 2016 and 2015, we paid a quarterly dividend of $0.20 per share. Dividends paid for the nine months ended September 30, 2016 and 2015 were $99.1 million and $46.5 million, respectively. On October 26, 2016, our board of directors declared a dividend of $0.20 per share on our common stock, payable on December 9, 2016 to shareholders of record on November 10, 2016.

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

Certain additional agreements have been entered into, including, among others, an Employee Matters Agreement, a Tax Matters Agreement, site, transitional and other service agreements, supply and purchase agreements, real estate agreements, technology licenses and intellectual property agreements. For the nine months ended September 30, 2016, payments of $69.5 million were made related to certain acquisition-related liabilities including the final working capital adjustment. In addition, Olin and TDCC have agreed in connection with the Acquisition to enter into arrangements for the long-term supply of ethylene by TDCC to Olin, pursuant to which, among other things, Olin made upfront payments of $433.5 million in order to receive ethylene at producer economics and for certain reservation fees for the option to obtain additional future ethylene supply at producer economics. During the nine months ended September 30, 2016, one of the options to obtain additional future ethylene supply at producer economics was exercised by us and, accordingly, additional payments will be made to TDCC of approximately $210 million in 2017, which will increase the value of the long-term asset. If the remaining option is exercised by us, additional payments will be made to TDCC of between $425 million and $465 million in 2020, which will increase the value of the long-term asset.

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

During 2016, Olin entered into arrangements to increase its supply of low cost electricity.  These arrangements improve manufacturing flexibility at our Freeport, TX and Plaquemine, LA facilities, reduce our overall electricity cost and accelerate the realization of cost synergies available from the Acquired Business.  In conjunction with these arrangements, Olin made payments of $175.7 million during the nine months ended September 30, 2016.  The payments made under these arrangements will be amortized over the life of the contracts as electrical power is received.

The overall cash decrease of $265.0 million for the nine months ended September 30, 2016 primarily reflects capital spending, which includes capital spending of the Acquired Business, repayment of long-term debt, payments made under arrangements to increase our supply of low cost electricity and payments to TDCC related to certain acquisition related liabilities, including the final working capital adjustment. These decreases were partially offset by our operating results, proceeds under sale/leaseback transactions and receivables sold under the AR Facility. We believe, based on current and projected levels of cash flow from our operations, together with our cash and cash equivalents on hand and the availability to borrow under our senior revolving credit facility, we have sufficient liquidity to meet our short-term and long-term needs to make required payments of interest on our debt, make amortization payments under the senior credit facilities, fund our operating needs, fund working capital and capital expenditure requirements and comply with the financial ratios in our debt agreements.

On June 23, 2015, Spinco entered into a new five-year delayed-draw term loan facility of up to $1,050.0 million. As of the Closing Date, Spinco drew $875.0 million to finance the cash portion of the Cash and Debt Distribution. Also on June 23, 2015, Olin and Spinco entered into a new five-year $1,850.0 million senior credit facility consisting of a $500.0 million senior revolving credit facility, which replaced Olin’s $265.0 million senior revolving credit facility at the Closing Date, and a $1,350.0 million (subject to reduction by the aggregate amount of the term loans funded to Spinco under the Spinco term loan facility) delayed-draw term loan facility. As of the Closing Date, an additional $475.0 million was drawn by Olin under this term loan facility which was used to pay fees and expenses of the Acquisition, obtain additional funds for general corporate purposes and refinance Olin’s existing senior term loan facility due in 2019. As of the Closing Date, total borrowings under the term loan facilities were $1,350.0 million. Subsequent to the Closing Date, these senior credit facilities were consolidated into a single $1,850.0 senior credit facility, which includes a $1,350.0 million term loan facility. This new senior credit facility will expire in 2020. The $500.0 million senior revolving credit facility includes a $100.0 million letter of credit subfacility. At September 30, 2016, we had $483.5 million available under our $500.0 million senior revolving credit facility because we had issued $16.5 million of letters of credit under the $100.0 million subfacility. The term loan facility includes amortization payable in equal quarterly installments at a rate of 5.0% per annum for the first two years, increasing to 7.5% per annum for the following year and to 10.0% per annum for the last two years. Under the new senior credit facility, we may select various floating rate borrowing options. The actual interest rate paid on borrowings under the senior credit facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the applicable facility for the prior fiscal quarter. The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio). Compliance with these covenants is determined quarterly based on the operating cash flows. We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of September 30, 2016 and 2015, and December 31, 2015, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured. As of September 30, 2016, there were no covenants or other restrictions that limited our ability to borrow. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities.

On June 29, 2016, we entered into the AR Facility which was amended on September 1, 2016. Pursuant to the terms of the AR Facility, certain of our subsidiaries may sell their accounts receivable up to a maximum of $185.0 million. We will continue to service such accounts.  These receivables qualify for sales treatment under ASC 860 and, accordingly, the proceeds are included in net cash provided by operating activities in the condensed statements of cash flows.  The gross amount of receivables sold for the three and nine months ended September 30, 2016 totaled $209.9 million and $236.7 million.  The factoring discount paid under the AR Facility is recorded as interest expense on the condensed statements of operations. The agreement is without recourse and therefore no recourse liability has been recorded as of September 30, 2016. As of

September 30, 2016, $85.0 million of receivables qualifying for sale treatment were outstanding and will continue to be serviced by us.

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

For the nine months ended September 30, 2016, cash provided by operating activities increased by $292.0 million from the nine months ended September 30, 2015, primarily due to an increase in our operating results. Our net loss for the nine months ended September 30, 2016 included $76.6 million of non-cash impairment charges for equipment and facilities and a $292.5 million increase in depreciation and amortization as compared to the prior year. For the nine months ended September 30, 2016, working capital decreased $25.1 million compared to an increase of $19.5 million for the nine months ended September 30, 2015. Receivables decreased from December 31, 2015 by $18.2 million primarily as a result of receivables sold under the AR Facility, which was partially offset by higher sales in the third quarter of 2016 compared with fourth quarter of 2015. Accounts payable and accrued liabilities decreased from December 31, 2015 by $54.1 million.

Capital spending of $199.4 million for the nine months ended September 30, 2016 was $119.7 million higher than the corresponding period in 2015. The increased capital spending in 2016 was primarily due to capital spending of $145.1 million of the Acquired Business. For the total year 2016, we expect our capital spending to be in the $270 million to $290 million range, which includes approximately $30 million of synergy-related capital which we believe is necessary to realize the anticipated synergies. Depreciation and amortization expense is forecast to be in the $530 million to $540 million range, including acquisition step-up depreciation and amortization of approximately $160 million.

On April 24, 2014, our board of directors authorized a share repurchase program for up to 8 million shares of common stock that will terminate in three years for any of the remaining shares not yet repurchased. For the nine months ended September 30, 2016, no shares were purchased and retired. As of September 30, 2016, we had purchased a total of 1.9 million shares under the April 2014 program, and 6.1 million shares remained authorized to be purchased. Under the Merger Agreement relating to the Acquisition, we were restricted from repurchasing shares of our common stock prior to the consummation of the merger. For a period of two years subsequent to the Closing Date, we will continue to be subject to certain restrictions on our ability to conduct share repurchases.

At September 30, 2016, we had total letters of credit of $73.3 million outstanding, of which $16.5 million were issued under our $500.0 million senior revolving credit facility. The letters of credit were used to support certain long-term debt, certain workers compensation insurance policies, certain plant closure and post-closure obligations and certain Canadian pension funding requirements.

As of September 30, 2016, we had long-term borrowings, including current installments and capital lease obligations, of $3,677.8 million, of which $2,255.3 million was issued at variable rates. Commitments from banks under our senior revolving credit facility are an additional source of liquidity.

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

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million, which will be recognized through 2017. As of September 30, 2016, $0.2 million of this gain was included in long-term debt.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, paid us fixed rates. The counterparty to these agreements was Citibank. In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 2016 Notes. We have agreed to pay a fixed rate to a counterparty who, in turn, paid us variable rates. The counterparty to these agreements was also Citibank. The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which as of September 30, 2016 has been recognized. In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges. The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps did not meet the criteria for hedge accounting. All changes in the fair value of these interest rate swaps were recorded currently in earnings.

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

New Accounting Standards

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updated (ASU) 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This update will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The update is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. We are currently evaluating the effect of this update on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting,” which amends ASC 718 “Compensation—Stock Compensation.” This update will simplify the income tax consequences, accounting for forfeitures and classification on the statements of cash flows of share-based payment arrangements. This standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with earlier application permitted. We are currently evaluating the effect of this update on our consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03) and, in August 2015, the FASB issued ASU 2015-15 “Interest—Imputation of Interest” (ASU 2015-15), which both amend ASC 835-30 “Interest—Imputation of Interest.” These updates require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability while debt issuance costs related to line-of-credit arrangements will continue to be presented as an asset. We adopted ASU 2015-03 and ASU 2015-15 on January 1, 2016 which required retrospective application. As of September 30, 2016, December 31, 2015, and September 30, 2015, debt issuance costs of $28.0 million, $31.4 million and $5.7 million, respectively, were reclassified within our condensed balance sheet from other assets to long-term debt and zero, $1.5 million and $2.2 million, respectively, were reclassified within our condensed balance sheet from other assets to current installments of long-term debt.

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

Energy costs, including electricity and natural gas, and certain raw materials used in our production processes are subject to price volatility. Depending on market conditions, we may enter into futures contracts, forward contracts, commodity swaps and put and call option contracts in order to reduce the impact of commodity price fluctuations. As of September 30, 2016, we maintained open positions on commodity contracts with a notional value totaling $101.3 million ($63.6 million at December 31, 2015 and $70.8 million at September 30, 2015). Assuming a hypothetical 10% increase in commodity prices which are currently hedged, as of September 30, 2016, we would experience a $10.1 million ($6.4 million at December 31, 2015 and $7.1 million at September 30, 2015) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.

We transact business in various foreign currencies other than the USD which exposes us to movements in exchange rates which may impact revenue and expenses, assets and liabilities and cash flows. Our significant foreign currency exposure is denominated with European currencies, primarily the Euro, although exposures also exist in other currencies of Asia Pacific, Latin America, Middle East and Africa. For all derivative positions, we evaluated the effects of a 10% shift in exchange rates between those currencies and the USD, holding all other assumptions constant. Unfavorable currency movements of 10% would negatively affect the fair values of the derivatives held to hedge currency exposures by $16.2 million. These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. The effect of interest rates on our investing activity is not material to our consolidated financial position, results of operations or cash flows. Our current debt structure is used to fund business operations, and commitments from banks under our senior revolving credit facility are a source of liquidity. As of September 30, 2016, December 31, 2015 and September 30, 2015, we had long-term borrowings, including current installments and capital lease obligations, of $3,677.8 million, $3,848.8 million and $662.3 million, respectively, of which $2,255.3 million, $2,305.9 million and $302.2 million at September 30, 2016, December 31, 2015 and September 30, 2015, respectively, were issued at variable rates.

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

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million, which will be recognized through 2017. As of September 30, 2016, $0.2 million of this gain was included in long-term debt.

In March 2010, we entered into interest rate swaps on $125 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to a counterparty who, in turn, paid us fixed rates. The counterparty to these agreements was Citibank. In October 2011, we entered into $125 million of interest rate swaps with equal and opposite terms as the $125 million variable interest rate swaps on the 2016 Notes. We have agreed to pay a fixed rate to a counterparty who, in turn, paid us variable rates. The counterparty to these agreements was also Citibank. The result was a gain of $11.0 million on the $125 million variable interest rate swaps, which as of September 30, 2016 has been recognized. In October 2011, we de-designated our $125 million interest rate swaps that had previously been designated as fair value hedges. The $125 million variable interest rate swaps and the $125 million fixed interest rate swaps did not meet the criteria for hedge accounting. All changes in the fair value of these interest rate swaps were recorded currently in earnings.

Our interest rate swaps reduced interest expense by $2.6 million and $2.1 million for the nine months ended September 30, 2016 and 2015, respectively.

If the actual changes in commodities, foreign currency, or interest pricing is substantially different than expected, the net impact of commodity risk, foreign currency risk, or interest rate risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

Item 4. Controls and Procedures.

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, on October 5, 2015, we acquired from TDCC the Acquired Business. In accordance with the SEC's published guidance, our Annual Report on Form 10-K for the year ending December 31, 2015 did not include consideration of the internal controls of the Acquired Business within management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. We are in the process of integrating the Acquired Business into our overall internal control over financial reporting process and will incorporate the Acquired Business into our annual assessment of internal control over financial reporting as of December 31, 2016.

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

Part II — Other Information

Item 1. Legal Proceedings.

Not Applicable.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not Applicable.

(b)	Not Applicable.

(c)
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2016	—	—	—
August 1-31, 2016	—	—	—
September 1-30, 2016	—	—	—
Total				6,062,657	(1)

(1)
On April 24, 2014, we announced a share repurchase program approved by the board of directors for the purchase of up to 8 million shares of common stock that will terminate on April 24, 2017. Through September 30, 2016, 1,937,343 shares had been repurchased, and 6,062,657 shares remained available for purchase under this program. Under the Merger Agreement relating to the Acquisition, we were restricted from repurchasing shares of our common stock prior to the consummation of the merger. For a period of two years subsequent to the Closing Date, we will continue to be subject to certain restrictions on our ability to conduct share repurchases.

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

Date: November 1, 2016

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