Form 10-K
period 2016-12-31
OLIN CORP
filed 2017-02-28
CIK 74303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    ☒    No    ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes    ☐    No    ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No    ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    ☒    No    ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large Accelerated Filer ☒ Accelerated Filer ☐ Non-accelerated Filer ☐ Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes    ☐ No    ☒
As of June 30, 2016, the aggregate market value of registrant’s common stock, par value $1 per share, held by non-affiliates of registrant was approximately $4,062,589,377 based on the closing sale price as reported on the New York Stock Exchange.
As of January 31, 2017, 165,430,330 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Olin’s Annual Meeting of Shareholders to be held in 2017	Part III

PART I

Item 1.  BUSINESS

GENERAL

Olin Corporation (Olin) is a Virginia corporation, incorporated in 1892, having its principal executive offices in Clayton, MO.  We are a manufacturer concentrated in three business segments:  Chlor Alkali Products and Vinyls, Epoxy and Winchester.  The Chlor Alkali Products and Vinyls segment manufactures and sells chlorine and caustic soda, ethylene dichloride and vinyl chloride monomer, methyl chloride, methylene chloride, chloroform, carbon tetrachloride, perchloroethylene, trichloroethylene and vinylidene chloride, hydrochloric acid, hydrogen, bleach products and potassium hydroxide, which represent 54% of 2016 sales.  The Epoxy segment produces and sells a full range of epoxy materials, including allyl chloride, epichlorohydrin, liquid epoxy resins and downstream products such as converted epoxy resins and additives, which represent 33% of 2016 sales. The Winchester segment produces and sells sporting ammunition, reloading components, small caliber military ammunition and components, and industrial cartridges, which represent 13% of 2016 sales.  See our discussion of our segment disclosures contained in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

On October 5, 2015 (the Closing Date), we acquired from The Dow Chemical Company (TDCC) its U.S. Chlor Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses (collectively, the Acquired Business) using a Reverse Morris Trust Structure (collectively, the Acquisition). The Acquired Business’s operating results are included in the accompanying financial statements since the Closing Date of the Acquisition. For segment reporting purposes, the Acquired Business’s Global Epoxy operating results comprise the Epoxy segment and U.S. Chlor Alkali and Vinyl and Global Chlorinated Organics (Acquired Chlor Alkali Business) operating results combined with our former Chlor Alkali Products and Chemical Distribution segments to comprise the Chlor Alkali Products and Vinyls segment.

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

In May 2016, our Chief Executive Officer executed the annual Section 303A.12(a) CEO Certification required by the New York Stock Exchange (NYSE), certifying that he was not aware of any violation of the NYSE’s corporate governance listing standards by us.  Additionally, our Chief Executive Officer and Chief Financial Officer executed the required Sarbanes-Oxley Act of 2002 (SOX) Sections 302 and 906 certifications relating to this Annual Report on Form 10-K, which are filed with the SEC as exhibits to this Annual Report on Form 10-K.

PRODUCTS, SERVICES AND STRATEGIES

Chlor Alkali Products and Vinyls

Products and Services

We have been involved in the chlor alkali industry for more than 120 years and are a major participant in the global chlor alkali industry.  Chlorine, caustic soda and hydrogen are co-produced commercially by the electrolysis of salt.  These co-produced products are produced simultaneously, and in a fixed ratio of 1.0 ton of chlorine to 1.1 tons of caustic soda and 0.03 tons of hydrogen.  The industry refers to this as an Electrochemical Unit or ECU.  With a demonstrated capacity of 5.8 million ECUs as of the end of 2016, we have the largest global chlor alkali capacity, according to data from IHS, Inc. (IHS). IHS is a global information consulting company established in 1959 that provides information to a variety of industries.

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

Our Chlor Alkali Products and Vinyls segment is one of the largest global marketers of caustic soda, including caustic soda produced by TDCC in Brazil. The off-take arrangement with TDCC in Brazil entitles the Chlor Alkali Products and Vinyls segment the right to market and sell the caustic soda produced at TDCC’s Aratu, Brazil site. The diversity of caustic sourcing allows us to cost effectively supply customers worldwide. Caustic soda has a wide variety of end-use applications, the largest of which include water treatment, alumina, pulp and paper, urethanes, detergents and soaps and a variety of other organic and inorganic chemicals.

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

We also manufacture and sell other chlor alkali-related products, including hydrochloric acid, sodium hypochlorite (bleach) and potassium hyrdroxide, which we refer to as co-products. The production of co-products, chlorinated organics and epoxy generally consume chlorine as a raw material creating downstream applications that upgrade the value of chlorine and enable caustic soda production. As industry leaders in chlorinated organics and epoxy resins, the addition of the Acquired Business creates integrated outlets for our captive chlorine. With the addition of the Acquired Business, we have increased the diversification of our high value outlets for chlorine from three to nineteen.

The Chlor Alkali Products and Vinyls segment’s products are delivered by pipeline, marine vessel, deep-water and coastal barge, railcar and truck. Our chemical distribution infrastructure provides us with geographically advantaged storage capacity and provides us with a private fleet of trucks, tankers and trailers that expands our geographic coverage and enhance our service capabilities. At our largest integrated product sites, our deep-water access enables us to reach global markets.

Our Chlor Alkali Products and Vinyls segment maintains strong relationships with TDCC as both a customer and supplier. These relationships are maintained through long-term cost based contracts that provide us with a reliable supply of key raw materials and predictable and consistent demand for our end use products. Key products sold to TDCC include chlorine, cell effluent, chlorinated organics and VCM. Key raw materials received from TDCC include ethylene and electricity. Ethylene is supplied for the vinyl business under a long-term supply arrangement with TDCC whereby we receive ethylene at integrated producer economics.

Electricity, salt and ethylene are the major purchased raw materials for our Chlor Alkali Products and Vinyls segment.  Electricity is the single largest raw material component in the production of chlor alkali vinyl products. Approximately 76% of our electricity is generated from natural gas or hydroelectric sources.  Approximately 85% of our salt requirements are met by internal supply. The high volume nature of this industry places an emphasis on cost management and we believe that our scale, integration and raw material positions make us one of the low cost producers in the industry.

The following table lists products and services of our Chlor Alkali Products and Vinyls segment, with principal products on the basis of annual sales highlighted in bold face.

Products & Services	Major End Uses	Plants & Facilities	Major Raw Materials & Components for Products/Services
Chlorine/caustic soda	Pulp & paper processing, chemical manufacturing, water purification, manufacture of vinyl chloride, bleach, swimming pool chemicals and urethane chemicals	Becancour, Canada Charleston, TN Freeport, TX McIntosh, AL Niagara Falls, NY Plaquemine, LA St. Gabriel, LA	salt, electricity

Ethylene dichloride/vinyl chloride monomer	Precursor to polyvinyl chloride used in vinyl siding, plumbing and automotive parts	Freeport, TX Plaquemine, LA	chlorine, ethylene

Chlorinated organics intermediates	Used as feedstocks in the production of fluoropolymers, fluorocarbon refrigerants and blowing agents, silicones, cellulosics and agricultural chemicals	Freeport, TX Plaquemine, LA Stade, Germany	chlorine, ethylene dichloride, hydrochloric acid, methanol, RCls

Chlorinated organics solvents	Surface preparation, dry cleaning, pharmaceuticals and regeneration of refining catalysts	Freeport, TX Plaquemine, LA Stade, Germany	chlorine, ethylene dichloride, hydrochloric acid, RCls

Sodium hypochlorite (bleach)	Household cleaners, laundry bleaching, swimming pool sanitizers, semiconductors, water treatment, textiles, pulp & paper and food processing	Augusta, GA Becancour, Canada Charleston, TN Henderson, NV Lemont, IL McIntosh, AL* Niagara Falls, NY* Santa Fe Springs, CA Tracy, CA	caustic soda, chlorine

Hydrochloric acid	Steel, oil & gas, plastics, organic chemical synthesis, water & wastewater treatment, brine treatment, artificial sweeteners, pharmaceuticals, food processing and ore & mineral processing	Becancour, Canada Charleston, TN McIntosh, AL Niagara Falls, NY	chlorine, hydrogen

Potassium hydroxide	Fertilizer manufacturing, soaps, detergents & cleaners, battery manufacturing, food processing chemicals and deicers	Charleston, TN	electricity, potassium chloride

Hydrogen	Fuel source, hydrogen peroxide and hydrochloric acid	Becancour, Canada Charleston, TN Freeport, TX McIntosh, AL Niagara Falls, NY Plaquemine, LA St. Gabriel, LA	electricity, salt
* Includes low salt, high strength bleach manufacturing.

Strategies

Strengthen Our Role as Preferred Supplier in North America. Take maximum advantage of our world-scale integrated facilities on the U.S. Gulf Coast, our geographically-advantaged plants across North America and our extensive distribution network to provide a reliable and preferred supply position to our North American customers.

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

Allyl has use, not only as a feedstock in the production of EPI, but also as a chemical intermediate in multiple industries and applications, including water purification chemicals. EPI is primarily produced as a feedstock for use in the business’s epoxy resins, and also sold to epoxy producers globally who produce their own resins for end use segments such as coatings and adhesives. LER is manufactured in liquid form and cures with the addition of a hardener into a thermoset solid material offering a distinct combination of strength, adhesion and chemical resistance that is well-suited to coatings and composites applications. While LER is sold externally, a portion of LER production is further converted into CER where value-added modifications produce higher margin customer-specific resins.

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

The following table lists products and services of our Epoxy segment, with principal products on the basis of annual sales highlighted in bold face.

Products & Services	Major End Uses	Plants & Facilities	Major Raw Materials & Components for Products/Services
Allylics (allyl chloride & epichlorohydrin)	Manufacturers of polymers, resins and other plastic materials, water purification, and pesticides	Freeport, TX Stade, Germany Terneuzen, Netherlands	chlor alkali, propylene

Liquid epoxy resin	Adhesives, paint and coatings, composites and flooring	Freeport, TX Guaruja, Brazil Stade, Germany	acetone, benzene, bisphenol, chlor alkali, cumene, phenol

Converted epoxy resins	Electrical laminates, paint and coatings, wind blades, electronics and construction	Baltringen, Germany Freeport, TX Guaruja, Brazil Gumi, South Korea Pisticci, Italy Rheinmunster, Germany Roberta, GA Stade, Germany Zhangjigang, China	acetone, benzene, bisphenol, chlor alkali, cumene, phenol

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

Take Maximum Advantage of Our Geographical Presence. Operating ten strategically-located sites on four continents with reliable production and delivery of product enables the business to increase market share in strategic international markets and expand into attractive new emerging markets.

Winchester

Products and Services

In 2017, Winchester is in its 151st year of operation and its 87th year as part of Olin.  Winchester is a premier developer and manufacturer of small caliber ammunition for sale to domestic and international retailers (commercial customers), law enforcement agencies and domestic and international militaries.  We believe we are a leading U.S. producer of ammunition for recreational shooters, hunters, law enforcement agencies and the U.S. Armed Forces. Winchester also manufacturers industrial products that have various applications in the construction industry.

In January 2017, SIG Sauer, Inc. was awarded a $580 million, ten-year contract for the modular handgun system pistol contract by the U.S. Army. Winchester will supply the pistol ammunition as a subcontractor to SIG Sauer, Inc.

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

Our legendary Winchester® product line includes all major gauges and calibers of shotgun shells, rimfire and centerfire ammunition for pistols and rifles, reloading components and industrial cartridges.  We believe we are a leading U.S. supplier of small caliber commercial ammunition.

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

In October 2014, Winchester was recognized by the National Association of Sporting Goods Wholesalers (NASGW) with the group’s Excellence in Ammunition Manufacturing award. The NASGW presents the award to manufacturers who best demonstrate outstanding value and service to NASGW distributor members.

Winchester has strong relationships throughout the sales and distribution chain and strong ties to traditional dealers and distributors.  Winchester has also built its business with key high-volume mass merchants and specialty sporting goods retailers.  Winchester has consistently developed industry-leading ammunition, which is recognized in the industry for manufacturing excellence, design innovation and consumer value. Winchester’s new ammunition products continue to receive awards from major industry publications, with recent awards including: American Hunter magazine’s Golden Bullseye Award as “Ammunition Product of the Year” in 2016; Predator Xtreme magazine’s “2015 Readers’ Choice Gold” award; American Rifleman magazine’s Golden Bullseye Award as “Ammunition Product of the Year” in 2015 and 2014; one of Outdoor Life magazine’s “Best New Hunting Loads” in 2015; Field & Stream magazine’s “Best of the Best” award in 2015 and 2014; Petersen's Hunting magazine’s 2014 “Editor’s Choice” award; Guns & Ammo magazine’s “2014 Ammunition of the Year” award; and Shooting Illustrated magazine’s “Ammunition Product of the Year” in 2014.

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

On November 3, 2010, we announced that we had made the decision to relocate the Winchester centerfire pistol and rifle ammunition manufacturing operations from East Alton, IL to Oxford, MS.  In October 2011, we opened the new centerfire pistol and rifle production facility in Oxford, MS and, during 2013, we completed the relocation of the centerfire pistol manufacturing equipment. During 2014, the centerfire rifle manufacturing equipment was in the process of being relocated, and by December 1, 2014, all commercial centerfire rifle ammunition was manufactured in Oxford, MS. During 2015 and 2016, all of Winchester’s commercial centerfire pistol and rifle ammunition were manufactured in Oxford, MS.  During 2016, the final rifle ammunition production equipment relocation was completed and the annual cost savings for the project reached approximately $40 million. In 2017, we expect the cost savings from the completed project to reach approximately $45 million.  With the completion of the facility, we believe Winchester has the most modern centerfire ammunition production facility in North America.

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

Cost Reduction Strategy. Winchester plans to continue to focus on strategies that will lower our costs. During 2016, we completed the relocation of our centerfire pistol and rifle ammunition manufacturing operations from East Alton, IL to Oxford, MS. Our focus will continue to optimize the Oxford facility and maximize production output.

INTERNATIONAL OPERATIONS

With the addition of the Acquired Business, our international presence increased, including the geographic regions of Europe, Asia Pacific and Latin America. Approximately 40% of Olin’s 2016 sales were generated outside of the U.S., including 28% of our Chlor Alkali Products and Vinyls 2016 segment sales, 71% of our Epoxy 2016 segment sales and 9% of our Winchester 2016 segment sales. See the Note “Segment Information” of the notes to consolidated financial statements contained in Item 8, for geographic segment data.  We are incorporating our segment information from that Note into this section of our Form 10-K.

CUSTOMERS AND DISTRIBUTION

Products we sell to industrial or commercial users or distributors for use in the production of other products constitute a major part of our total sales.  We sell some of our products, such as epoxy resins, caustic soda and sporting ammunition, to a large number of users or distributors, while we sell others, such as chlorine and chlorinated organics in substantial quantities to a relatively small number of industrial users.  With the addition of the Acquired Business, we entered into or have significant relationships with a few customers including TDCC, who was our largest customer by revenue in 2016. We expect these relationships to continue to be significant to Olin and to represent more than 10% of our annual sales in the future. During 2016, sales to TDCC represented approximately 15% of our total sales. No other single customer accounted for more than 4% of sales. We discuss the customers for each of our three business segments in more detail above under “Products and Services.”

We market most of our products and services primarily through our sales force and sell directly to various industrial customers, mass merchants, retailers, wholesalers, other distributors and the U.S. Government and its prime contractors.

Sales to all U.S. Government agencies and sales under U.S. Government contracting activities in total accounted for approximately 2% of sales in 2016.  Because we engage in some government contracting activities and make sales to the U.S. Government, we are subject to extensive and complex U.S. Government procurement laws and regulations.  These laws and regulations provide for ongoing government audits and reviews of contract procurement, performance and administration.
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

BACKLOG

The total amount of contracted backlog was approximately $316.7 million and $312.5 million as of January 31, 2017 and 2016, respectively.  The backlog orders are in our Winchester business.  Backlogs in our other businesses are not significant. Backlog is comprised of all open customer orders not yet shipped.  Approximately 75% of contracted backlog as of January 31, 2017 is expected to be filled during 2017.

COMPETITION

We are in active competition with businesses producing or distributing the same or similar products, as well as, in some instances, with businesses producing or distributing different products designed for the same uses.

Chlor alkali manufacturers in North America, with approximately 17 million tons of chlorine and 18 million tons of caustic soda capacity, account for approximately 17% of worldwide chlor alkali production capacity.  According to IHS, we have the largest chlor alkali capacity in North America and globally. While the technologies to manufacture and transport chlorine and caustic soda are widely available, the production facilities require large capital investments, and are subject to significant regulatory and permitting requirements. Approximately 76% of the total North American chlor alkali capacity is located in the U.S. Gulf Coast region. There is a worldwide market for caustic soda, which attracts imports and allows exports depending on market conditions. Other large chlor alkali producers in North America include The Occidental Petroleum Corporation (Oxy) and Westlake Chemical Corporation (Westlake).

We are also a leading integrated global producer of chlorinated organic products with a strong cost position due to our scale and access to chlor alkali feedstocks. This industry includes large diversified producers such as Oxy, Westlake and Solvay S.A., as well as multiple producers located in China.

We are a major global fully integrated epoxy producer, with access to key low cost feedstocks and a cost advantaged infrastructure. The markets in which our Epoxy segment operates are highly competitive and are dependent on significant capital investment, the development of proprietary technology and maintenance of product research and development. Among our competitors are Huntsman Corporation, Trinseo S.A. and Hexion, Inc.

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

EMPLOYEES

As of December 31, 2016, we had approximately 6,400 employees, with 5,300 working in the U.S. and 1,100 working in foreign countries.  Various labor unions represent a significant number of our hourly-paid employees for collective bargaining purposes.

The following labor contracts are scheduled to expire in early 2018:

Location	Number of Employees	Expiration Date
Lemont (Chlor Alkali Products and Vinyls)	20	March 2018
Becancour (Chlor Alkali Products and Vinyls)	97	April 2018

While we believe our relations with our employees and their various representatives are generally satisfactory, we cannot assure that we can conclude these labor contracts or any other labor agreements without work stoppages and cannot assure that any work stoppages will not have a material adverse effect on our business, financial condition or results of operations.

RESEARCH ACTIVITIES; PATENTS

Our research activities are conducted on a product-group basis at a number of facilities.  Company-sponsored research expenditures were $10.9 million in 2016, $4.9 million in 2015 and $4.1 million in 2014.

We own or license a number of patents, patent applications and trade secrets covering our products and processes.  We believe that, in the aggregate, the rights under our patents and licenses are important to our operations, but we do not consider any individual patent, license or group of patents and licenses related to a specific process or product to be of material importance to our total business.

SEASONALITY

Our sales are affected by the cyclicality of the economy and the seasonality of several industries we serve, including building and construction, coatings, infrastructure, electronics, automotive, bleach, refrigerants and ammunition. The seasonality of the ammunition business is typically driven by the U.S. fall hunting season. Our chlor alkali businesses generally experience their highest level of activity during the spring and summer months, particularly when construction, refrigerants, coatings and infrastructure activity is higher. The chlor alkali industry is cyclical, both as a result of changes in demand for each of the co-produced products and as a result of the large increments in which new capacity is added and removed.  Because chlorine and caustic soda are produced in a fixed ratio, the supply of one product can be constrained both by the physical capacity of the production facilities and/or by the ability to sell the co-produced product.  Prices for both products respond rapidly to changes in supply and demand. The cyclicality of the chlor alkali industry has further impacts on downstream products. With the addition of the Acquired Business, we have significantly increased the diversification of our chlorine outlets allowing us to better manage the cyclical nature of the industry.

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

The principal basic raw materials for our production of Chlor Alkali Products and Vinyls’ products are electricity, salt, ethylene, potassium chloride, methanol and hydrogen.  A portion of our purchases of our raw materials, including ethylene and electricity, are made under long-term supply agreements, while approximately 85% of the salt used in our Chlor Alkali Products and Vinyls segment is produced from internal resources.

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

Electricity is the predominant energy source for our manufacturing facilities.  Approximately 76% of our electricity is generated from natural gas or hydroelectric sources. In conjunction with the Acquisition, we entered into long-term power supply contracts with TDCC in addition to acquiring power assets which allow for cost differentiation at specific U.S. manufacturing sites. During 2016, Olin entered into additional arrangements to increase our supply of low cost electricity.

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

We employ waste minimization and pollution prevention programs at our manufacturing sites and we are a party to various governmental and private environmental actions associated with former waste disposal sites and past manufacturing facilities.  Charges to income for investigatory and remedial efforts were $9.2 million, $15.7 million and $9.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. These charges may be material to operating results in future years.

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
Although we historically have not sold a large percentage of our products directly to customers abroad, a large part of our financial performance is dependent upon a healthy economy beyond North America because our customers sell their products abroad. Additionally, the percentage of our sales to customers abroad has increased significantly since the Acquired Business derives a larger portion of its sales from customers outside the U.S. As a result, our business is and will continue to be affected by general economic conditions and other factors in Europe, Asia Pacific, particularly China and Japan, and Latin America, including fluctuations in interest rates, customer demand, labor and energy costs, currency changes and other factors beyond our control. The demand for our customers’ products, and therefore, our products, is directly affected by such fluctuations. In addition, our customers could decide to move some or all of their production to lower cost, offshore locations, and this could reduce demand in North America for our products. We cannot assure you that events having an adverse effect on the industries in which we operate will not occur or continue, such as a downturn in the European, Asia Pacific, particularly China and Japan, Latin American, or world economies, increases in interest rates or unfavorable currency fluctuations. Economic conditions in other regions of the world, predominantly Asia and Europe, can increase the amount of caustic soda produced and available for export to North America. The increased caustic soda supply can put downward pressure on our caustic soda prices, negatively impacting our profitability.
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
Indebtedness—Our indebtedness could adversely affect our financial condition.
As of December 31, 2016, we had $3,617.6 million of indebtedness outstanding. Outstanding indebtedness does not include amounts that could be borrowed under our $500.0 million senior revolving credit facility, under which $483.4 million was available for borrowing as of December 31, 2016 because we had issued $16.6 million of letters of credit. As of December 31, 2016, our indebtedness represented 61.4% of our total capitalization. At December 31, 2016, $80.5 million of our indebtedness was due within one year. Despite our level of indebtedness, we expect to continue to have the ability to borrow additional debt.
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
For example, our chlor alkali product transportation costs, particularly railroad shipment costs, are a significant portion of our cost of goods sold, and have been increasing over the past several years. Part of the anticipated cost reductions from the Acquisition are due to transportation cost efficiencies from the increased number of manufacturing locations and the Acquired Business’s utilization of diverse modes of delivery for products, which we currently deliver by rail. If transportation costs continue to increase, and we are unable to control those costs or pass the increased costs on to customers, our profitability in our Chlor Alkali Products and Vinyls and Epoxy segments would be negatively affected. Similarly, costs of commodity metals and other materials used in our Winchester business, such as copper and lead, can vary. If we experience significant increases in these costs and are unable to raise our prices to offset the higher costs, the profitability in our Winchester business would be negatively affected.

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
We are highly dependent on our information systems infrastructure in order to process orders, track inventory, ship products in a timely manner, prepare invoices to our customers, maintain regulatory compliance and otherwise carry on our business in the ordinary course. We currently operate on an ERP information system and the Acquired Business operates on a separate ERP system. Since we are required to process and reconcile our information from multiple systems, the chance of errors has increased, and we may incur significant additional costs related thereto. Inconsistencies in the information from multiple ERP systems could adversely impact our ability to manage our business efficiently and may result in heightened risk to our ability to maintain our books and records and comply with regulatory requirements. We expect that we will transition all or a portion of the operations of the Acquired Business from one ERP system to another. The transition to a different ERP system involves numerous risks, including:

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
Information Security—A failure of our information technology systems, or an interruption in their operation due to internal or external factors including cyber-attacks, could have a material adverse effect on our business, financial condition or results of operations.
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
Integration—Our integration of the Acquired Business may not be successful in realizing the anticipated benefits from the Acquisition.
As a result of the addition of the Acquired Business, we have significantly more sales, assets and employees than we did prior to the Closing Date. The integration process requires us to expend capital and significantly expand the scope of our operations and financial systems.
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
If we are unable to successfully realize the anticipated synergies and other benefits of the Acquisition, there could be a material adverse effect on our business, financial condition and results of operations.

Pension Plans—The impact of declines in global equity and fixed income markets on asset values and any declines in interest rates and/or improvements in mortality assumptions used to value the liabilities in our pension plans may result in higher pension costs and the need to fund the pension plans in future years in material amounts.
Under Accounting Standards Codification (ASC) 715 “Compensation-Retirement Benefits” (ASC 715), we recorded an after-tax charge of $37.5 million ($61.0 million pretax) to shareholders’ equity as of December 31, 2016 for our pension and other postretirement plans. This charge primarily reflected a 30-basis point decrease in the domestic pension plans’ discount rate, partially offset by favorable performance on plan assets during 2016. In 2015, we recorded an after-tax charge of $78.8 million ($125.3 million pretax) to shareholders’ equity as of December 31, 2015 for our pension and other postretirement plans. This charge reflected unfavorable performance on plan assets during 2015, partially offset by a 50-basis point increase in the domestic pension plans’ discount rate. In 2014, we recorded an after-tax charge of $86.6 million ($142.0 million pretax) to shareholders’ equity as of December 31, 2014 for our pension and other postretirement plans. This charge reflected a 60-basis point decrease in the plans’ discount rate and the negative impact of updated mortality tables, partially offset by favorable performance on plan assets during 2014. These non-cash charges to shareholders’ equity do not affect our ability to borrow under our senior credit facility.
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
During 2016, we made a discretionary cash contribution to our domestic qualified defined benefit pension plan of $6.0 million. Based on our plan assumptions and estimates, we will not be required to make any cash contributions to the domestic qualified defined benefit pension plan at least through 2017.
We have several international qualified defined benefit pension plans to which we made cash contributions of $1.3 million in 2016, $0.9 million in 2015 and $0.8 million in 2014, and we anticipate less than $5 million of cash contributions to international qualified defined benefit pension plans in 2017.
At December 31, 2016, the projected benefit obligation of $2,711.7 million exceeded the market value of assets in our qualified defined benefit pension plans by $633.2 million, as calculated under ASC 715.
In addition, the impact of declines in global equity and fixed income markets on asset values may result in higher pension costs and may increase and accelerate the need to fund the pension plans in future years. For example, holding all other assumptions constant, a 100-basis point decrease or increase in the assumed long-term rate of return on plan assets for our domestic qualified defined benefit pension plan would have decreased or increased, respectively, the 2016 defined benefit pension plan income by approximately $19.8 million.

Holding all other assumptions constant for our domestic qualified defined benefit pension plan, a 50-basis point decrease in the discount rate used to calculate pension income for 2016 and the projected benefit obligation as of December 31, 2016 would have decreased pension income by $0.7 million and increased the projected benefit obligation by $147.0 million.  A 50-basis point increase in the discount rate used to calculate pension income for 2016 and the projected benefit obligation as of December 31, 2016 for our domestic qualified defined benefit pension plan would have increased pension income by $0.8 million and decreased the projected benefit obligation by $133.0 million.
Foreign Exchange Rates—Fluctuations in foreign currency exchange could affect our consolidated financial results.
We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar (USD). Because our consolidated financial statements are presented in USD, we must translate revenues and expenses into USD at the average exchange rate during each reporting period, as well as assets and liabilities into USD at exchange rates in effect at the end of each reporting period. Therefore, increases or decreases in the value of the USD against other major currencies will affect our net revenues, operating income and the value of balance sheet items denominated in foreign currencies. Because of the geographic diversity of our operations, weaknesses in various currencies might occur in one or many of such currencies over time. From time to time, we may use derivative financial instruments to further reduce our net exposure to currency exchange rate fluctuations. However, we cannot assure you that fluctuations in foreign currency exchange rates, particularly the strengthening of the USD against major currencies, would not materially adversely affect our financial results.
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
Various labor unions represent a significant number of our hourly paid employees for collective bargaining purposes. The following labor contracts are scheduled to expire in early 2018:

Location	Number of Employees	Expiration Date
Lemont (Chlor Alkali Products and Vinyls)	20	March 2018
Becancour (Chlor Alkali Products and Vinyls)	97	April 2018

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

If our goodwill, other intangible assets or property plant and equipment become impaired in the future, we may be required to record non-cash charges to earnings, which could be significant.

The process of impairment testing for our goodwill involves a number of judgments and estimates made by management including future cash flows, discount rates, profitability assumptions and terminal growth rates with regards to our reporting units. Our internally generated long-range plan includes cyclical assumptions regarding pricing and operating forecasts for the chlor alkali industry. If the judgments and estimates used in our analysis are not realized or are affected by external factors, then actual results may not be consistent with these judgments and estimates, and we may be required to record a goodwill impairment charge in the future, which could be significant and have an adverse effect on our financial position and results of operations.

We review long-lived assets, including property, plant and equipment and identifiable amortizing intangible assets, for impairment whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable. If the fair value is less than the carrying amount of the asset, an impairment is recognized for the difference. Factors which may cause an impairment of long-lived assets include significant changes in the manner of use of these assets, negative industry or market trends, a significant underperformance relative to historical or projected future operating results, extended period of idleness or a likely sale or disposal of the asset before the end of its estimated useful life. If our property, plant and equipment and identifiable amortizing intangible assets are determined to be impaired in the future, we may be required to record non-cash charges to earnings during the period in which the impairment is determined, which could be significant and have an adverse effect on our financial position and results of operations.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.  PROPERTIES

Information concerning our principal locations from which our products and services are manufactured, distributed or marketed are included in the tables set forth under the caption “Products and Services” contained in Item 1—“Business.” Generally, these facilities are well maintained, in good operating condition, and suitable and adequate for their use. Our two largest facilities are co-located with TDCC. The land in which these facilities are located is leased with a 99 year term, commencing on the Closing Date. Additionally, we lease warehouses, terminals and distribution offices and space for executive and branch sales offices and service departments. We believe our current facilities are adequate to meet the requirements of our present operations.

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

We, and our subsidiaries, are defendants in various other legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  At December 31, 2016 and 2015, our consolidated balance sheets included liabilities for these legal actions of $13.6 million and $21.2 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations.

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

As of January 31, 2017, we had 4,220 record holders of our common stock.

Our common stock is traded on the New York Stock Exchange.

The high and low sales prices of our common stock during each quarterly period in 2016 and 2015 are listed below.  A dividend of $0.20 per common share was paid during each of the four quarters in 2016 and 2015.

2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Market price of common stock per New York Stock Exchange composite transactions
High	$17.75	$24.99	$26.46	$26.93
Low	12.29	16.55	18.24	19.62

2015
Market price of common stock per New York Stock Exchange composite transactions
High	$34.34	$32.56	$27.18	$22.13
Low	22.00	26.77	15.73	16.60

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2016	—	—	—
November 1-30, 2016	—	—	—
December 1-31, 2016	—	—	—
Total				6,062,657 (1)

(1)
On April 24, 2014, we announced a share repurchase program approved by the board of directors for the purchase of up to 8 million shares of common stock that will terminate on April 24, 2017.  Through December 31, 2016, 1,937,343 shares had been repurchased, and 6,062,657 shares remained available for purchase under this program. Under the Merger Agreement relating to the Acquisition, we were restricted from repurchasing shares of our common stock prior to the consummation of the merger. For a period of two years subsequent to the Closing Date, we will continue to be subject to certain restrictions on our ability to conduct share repurchases.

Performance Graph

This graph compares the total shareholder return on our common stock with the cumulative total return of the Standard & Poor’s 1000 Index (the S&P 1000), our current peer group (the 2016 Peer Group) and our prior peer group (the 2015 Peer Group). The 2015 Peer Group consists of a customized peer group of four companies comprised of: Orbital ATK, Inc., TDCC, Oxy, and Westlake. The 2016 Peer Group consists of a customized peer group of five companies comprised of: TDCC, Huntsman Corporation, Trinseo S.A., Oxy and Westlake.

We adjusted the peer group to better reflect companies that are in our current line of business which was primarily driven by acquisitions and divestitures within our prior peer group. We believe the current peer group provides a better and more accurate basis to compare our performance.

Data is for the five-year period from December 31, 2011 through December 31, 2016.  The cumulative return includes reinvestment of dividends.  The Peer Groups are weighted in accordance with market capitalization (closing stock price multiplied by the number of shares outstanding) as of the beginning of each of the five years covered by the performance graph.  We calculated the weighted return for each year by multiplying (a) the percentage that each corporation’s market capitalization represented of the total market capitalization for all corporations in the Peer Groups for such year by (b) the total shareholder return for that corporation for such year.

Item 6.  SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY

	2016	2015	2014	2013	2012
Operations	($ and shares in millions, except per share data)
Sales	$5,551	$2,854	$2,241	$2,515	$2,185
Cost of goods sold	4,924	2,487	1,853	2,034	1,748
Selling and administration	323	186	166	190	169
Restructuring charges	113	3	16	6	9
Acquisition-related costs	49	123	4	—	8
Other operating income	11	46	2	1	8
Earnings of non-consolidated affiliates	2	2	2	3	3
Interest expense	192	97	44	39	26
Interest income and other income (expense)	3	1	1	—	(10)
Income (loss) before taxes from continuing operations	(34)	7	163	250	226
Income tax (benefit) provision	(30)	8	58	71	76
Income (loss) from continuing operations	(4)	(1)	105	179	150
Discontinued operations, net	—	—	1	—	—
Net (loss) income	$(4)	$(1)	$106	$179	$150
Financial position
Cash and cash equivalents and restricted cash	$185	$392	$257	$312	$177
Working capital, excluding cash and cash equivalents	439	395	182	125	150
Property, plant and equipment, net	3,705	3,953	931	988	1,034
Total assets	8,763	9,289	2,689	2,790	2,762
Capitalization:
Short-term debt	81	205	16	13	24
Long-term debt	3,537	3,644	650	665	674
Shareholders’ equity	2,273	2,419	1,013	1,101	998
Total capitalization	$5,891	$6,268	$1,679	$1,779	$1,696
Per share data
Basic:
Continuing operations	$(0.02)	$(0.01)	$1.33	$2.24	$1.87
Discontinued operations, net	—	—	0.01	—	—
Net (loss) income	$(0.02)	$(0.01)	$1.34	$2.24	$1.87
Diluted:
Continuing operations	$(0.02)	$(0.01)	$1.32	$2.21	$1.85
Discontinued operations, net	—	—	0.01	—	—
Net (loss) income	$(0.02)	$(0.01)	$1.33	$2.21	$1.85
Common Cash Dividends	0.80	0.80	0.80	0.80	0.80
Market price of common stock:
High	26.93	34.34	29.28	29.52	23.48
Low	12.29	15.73	20.43	21.29	18.40
Year end	25.61	17.26	22.77	28.85	21.59
Other
Capital expenditures	$278	$131	$72	$91	$256
Depreciation and amortization	534	229	139	135	111
Common dividends paid	132	80	63	64	64
Repurchases of common stock	—	—	65	36	3
Current ratio	1.7	1.7	2.2	2.1	1.7
Total debt to total capitalization	61.4%	61.4%	39.7%	38.1%	41.1%
Effective tax rate	88.6%	120.9%	35.5%	28.6%	33.6%
Average common shares outstanding - diluted	165.2	103.4	79.7	80.9	81.0
Shareholders	4,200	4,500	3,600	3,900	4,100
Employees	6,400	6,200	3,900	4,100	4,100

Since August 22, 2012, our Selected Financial Data reflects the acquisition of K.A. Steel Chemicals Inc. (KA Steel). Since October 5, 2015, our Selected Financial Data reflects the operating results of the Acquired Business. Our Selected Financial Data also reflects the adoption of Accounting Standard Update (ASU) 2015-03, “Simplifying the Presentation of Debt Issuance Costs” which required retrospective application. See the Note “Recent Accounting Pronouncements” of the notes to consolidated financial statements contained in Item 8.

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

RECENT DEVELOPMENTS AND HIGHLIGHTS

2016 Overview

In 2016, Chlor Alkali Products and Vinyls generated segment income of $224.9 million compared to $115.5 million for 2015. The improvement in the Chlor Alkali Products and Vinyls segment income reflects the inclusion of a full year of the Acquired Chlor Alkali Business and lower freight costs, primarily driven by the realization of synergies, partially offset by lower product prices. The lower product prices were primarily due to caustic soda, hydrochloric acid and potassium hydroxide prices, partially offset by increased chlorine prices. The Chlor Alkali Products and Vinyls segment income in 2015 was also impacted by the recognition of $6.7 million of additional costs of goods sold related to the fair value adjustment related to the purchase accounting for inventory and insurance recoveries of $11.4 million. Chlor Alkali Products and Vinyls segment income included depreciation and amortization expense of $418.1 million and $186.1 million in 2016 and 2015, respectively.

During the second half of 2016, Chlor Alkali Products and Vinyls segment results began to reflect improvements in caustic soda prices. For the final nine months of 2016, caustic soda price indices have increased resulting in positive product price momentum into 2017. During the fourth quarter of 2016, a caustic soda price increase was announced for $40 per ton and, during February 2016, an additional caustic soda price increase of $60 per ton was announced. While the success of these caustic soda price increases are not yet known, the majority of the benefit, if realized, would impact 2017 results.

In 2016, Epoxy generated segment income of $15.4 million compared to a segment loss of $7.5 million for 2015.  The fourth quarter of 2015 was impacted by the recognition of $17.3 million of additional costs of goods sold related to the fair value adjustment related to the purchase accounting for inventory. Additionally, Epoxy segment results were higher than the prior year due to the ownership of the Acquired Business for the full year. Epoxy segment results included depreciation and amortization expense of $90.0 million and $20.9 million in 2016 and 2015, respectively.

Winchester reported segment income of $120.9 million for 2016 compared to $115.6 million for 2015.  The increase in segment income in 2016 compared to 2015 reflects lower commodity and other material costs and increased volumes. These increases were partially offset by lower product prices and higher operating costs. Winchester’s segment income included depreciation and amortization expense of $18.5 million and $17.4 million in 2016 and 2015, respectively.

Other operating income for 2016 included an $11.0 million insurance recovery for property damage and business interruption related to a 2008 chlor alkali facility incident.

During 2016, Olin entered into arrangements to increase our supply of low cost electricity. These arrangements improve manufacturing flexibility at our Freeport, TX and Plaquemine, LA facilities, reduce our overall electricity cost and accelerate the realization of cost synergies available from the Acquired Business. In conjunction with these arrangements, Olin made payments of $175.7 million during 2016.

In 2016, we entered into sale/leaseback transactions for railcars that we acquired in connection with the Acquisition. We received proceeds from the sales of $40.4 million.

Financing

During 2016, we repaid $125.0 million of 6.75% senior notes due 2016 (2016 Notes), which became due, $67.5 million under the required quarterly installments of the $1,350.0 million senior term loan facility and $12.2 million due under the annual requirements of the SunBelt Notes.

On December 20, 2016, we entered into a three year, $250.0 million Receivables Financing Agreement. As of December 31, 2016, $210.0 million was drawn under this program and the proceeds were used to repay a portion of the Sumitomo Credit Facility.

Restructuring

On March 21, 2016, we announced that we had made the decision to close a combined total of 433,000 tons of chlor alkali capacity across three separate locations. Associated with this action, we have permanently closed our Henderson, NV chlor alkali plant with 153,000 tons of capacity and have reconfigured the site to manufacture bleach and distribute caustic soda and hydrochloric acid. Also, the capacity of our Niagara Falls, NY chlor alkali plant has been reduced from 300,000 tons to 240,000 tons and the chlor alkali capacity at our Freeport, TX facility was reduced by 220,000 tons. This 220,000 ton reduction was entirely from diaphragm cell capacity. For the year ended December 31, 2016, we recorded pretax restructuring charges of $111.3 million, of which $76.6 million of these charges were non-cash asset impairment charges for equipment and facilities. We expect to incur additional restructuring charges through 2020 of approximately $33 million related to these capacity reductions.

Acquisition

On the Closing Date, we acquired from TDCC the Acquired Business, whose operating results are included in the accompanying financial statements since the date of the Acquisition. For segment reporting purposes, the Acquired Business’s Global Epoxy operating results comprise the Epoxy segment and the Acquired Chlor Alkali Business operating results combined with our former Chlor Alkali Products and Chemical Distribution segments comprise the Chlor Alkali Products and Vinyls segment.

Under the Merger Agreement dated March 26, 2015, the aggregate purchase price for the Acquired Business was $5,136.7 million, after the final post closing adjustments. The $5,136.7 million consisted of $2,095.0 million of cash and debt transferred to TDCC and approximately 87.5 million shares of Olin common stock valued at $1,527.4 million, plus the assumption of pension liabilities of $442.3 million and long-term debt of $569.0 million. During 2016, payments of $69.5 million were made related to certain acquisition related liabilities including the final working capital adjustment. The value of the common stock was based on the closing stock price on the last trading day prior to the Closing Date of $17.46.

Certain additional agreements were entered into, including, among others, an Employee Matters Agreement, a Tax Matters Agreement, site, transitional and other service agreements, supply and purchase agreements, real estate agreements, technology licenses and intellectual property agreements. In addition, Olin and TDCC agreed in connection with the Acquisition to enter into arrangements for the long-term supply of ethylene by TDCC to Olin, pursuant to which, among other things, Olin made upfront payments on the Closing Date of $433.5 million in order to receive ethylene at producer economics and for certain reservation fees for the option to obtain additional future ethylene supply at producer economics. During 2016, one of the options to obtain additional future ethylene supply at producer economics was exercised by us and, accordingly, additional payments will be made to TDCC of $209.4 million in 2017. On February 27, 2017, we exercised the remaining option to obtain additional future ethylene supply and in connection with the exercise we also secured a long-term customer arrangement. Consequently, additional payments will be made to TDCC of between $425 million and $465 million on or about the fourth quarter of 2020.

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

We financed the cash and debt portion of the Acquisition with new long-term debt which consisted of $720.0 million aggregate principal amount of 9.75% senior notes due October 15, 2023, $500.0 million aggregate principal amount of 10.00% senior notes due October 15, 2025 and a $1,350.0 million five-year senior term loan facility, a portion of which was used to refinance the remaining $146.3 million outstanding on an existing term loan facility. Also in connection with the Acquisition, we obtained a three-year senior term loan facility in an aggregate principal amount of $800.0 million, which was primarily used to refinance existing indebtedness of the Acquired Business that was assumed by Olin.

The Acquired Business’s results of operations have been included in our consolidated results for the period subsequent to the Closing Date. Our results for the years ended December 31, 2016 and 2015 includes Epoxy sales of $1,822.0 million and $429.6 million, respectively, and segment income (loss) of $15.4 million and $(7.5) million, respectively. For the years ended December 31, 2016 and 2015, Chlor Alkali Products and Vinyls include sales of the Acquired Chlor Alkali Business of $1,715.7 million and $373.0 million, respectively, and segment income of $164.5 million and $37.2 million, respectively.

For the years ended December 31, 2016, 2015 and 2014, we incurred acquisition-related costs in connection with the Acquisition and related transactions, including $48.8 million, $76.3 million and $4.2 million, respectively, of advisory, legal, accounting, integration and other professional fees. For the year ended December 31, 2015, we also incurred acquisition-related costs of $47.1 million as a result of the change in control, which created a mandatory acceleration of expenses under deferred compensation plans as a result of the transactions and $30.5 million of financing-related fees.

As a result of the Acquisition, we believe we can generate at least $250 million in annual cost synergies by 2019, or if we are able to increase sales to new third-party customers and access new product markets as a result of the Acquisition, the potential for additional annual synergies of up to $100 million. Synergies realized in 2016 were approximately $75 million primarily related to cost savings. During the first three years we expect to incur $100 million to $150 million in transition-related costs and $255 million in incremental capital spending and payments under electricity supply contracts which we believe are necessary to realize the anticipated synergies.

PENSION AND POSTRETIREMENT BENEFITS

Under ASC 715, we recorded an after-tax charge of $37.5 million ($61.0 million pretax) to shareholders’ equity as of December 31, 2016 for our pension and other postretirement plans.  This charge primarily reflected a 30-basis point decrease in the domestic pension plans’ discount rate, partially offset by favorable performance on plan assets during 2016. In 2015, we recorded an after-tax charge of $78.8 million ($125.3 million pretax) to shareholders’ equity as of December 31, 2015 for our pension and other postretirement plans. This charge reflected unfavorable performance on plan assets during 2015, partially offset by a 50-basis point increase in the domestic pension plans’ discount rate. In 2014, we recorded an after-tax charge of $86.6 million ($142.0 million pretax) to shareholders’ equity as of December 31, 2014 for our pension and other postretirement plans.  This charge reflected a 60-basis point decrease in the plans’ discount rate and the negative impact of updated mortality tables, partially offset by favorable performance on plan assets during 2014.  Our benefit obligation as of December 31, 2014 increased approximately $90 million pretax as a result of updated mortality tables. The non-cash charges to shareholders’ equity do not affect our ability to borrow under our senior credit facility.

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

As of the Closing Date and as part of the Acquisition, our U.S. qualified defined benefit pension plan assumed certain U.S. qualified defined benefit pension obligations and assets related to active employees and certain terminated, vested retirees of the Acquired Business with a net liability of $281.7 million. In connection therewith, pension assets were transferred from TDCC’s U.S. qualified defined benefit pension plans to our U.S. qualified defined benefit pension plan during 2016. Immediately prior to the Acquisition, the Acquired Business’s participant accounts assumed in the Acquisition were closed to new participants and were no longer accruing additional benefits.

During 2016, we made a discretionary cash contribution to our domestic qualified defined benefit pension plan of $6.0 million. Based on our plan assumptions and estimates, we will not be required to make any cash contributions to the domestic qualified defined benefit pension plan at least through 2017.

As of the Closing Date, we assumed certain accrued defined benefit pension liabilities relating to employees of TDCC in Germany, Switzerland and other international locations who transferred to Olin in connection with the Acquisition. The net liability assumed as of the Closing Date was $160.6 million. We also have a small Canadian defined benefit pension liability. In connection with international qualified defined benefit pension plans, we made cash contributions of $1.3 million, $0.9 million and $0.8 million in 2016, 2015, and 2014, respectively, and we anticipate less than $5 million of cash contributions to international qualified defined benefit pension plans in 2017.

At December 31, 2016, the projected benefit obligation of $2,711.7 million exceeded the market value of assets in our qualified defined benefit pension plans by $633.2 million, as calculated under ASC 715.

Components of net periodic benefit (income) costs were:

	Years ended December 31,
	2016	2015	2014
	($ in millions)
Pension (benefits) costs	$(37.1)	$18.7	$(25.0)
Other postretirement benefit costs	2.5	6.7	6.6

For the year ended December 31, 2015, pension costs included $47.1 million of costs incurred as a result of the change in control, which created a mandatory acceleration of expenses under our domestic non-qualified pension plan as a result of the Acquisition. These charges were included in acquisition-related costs.

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

CONSOLIDATED RESULTS OF OPERATIONS

	Years ended December 31,
	2016	2015	2014
	($ in millions, except per share data)
Sales	$5,550.6	$2,854.4	$2,241.2
Cost of goods sold	4,923.7	2,486.8	1,853.2
Gross margin	626.9	367.6	388.0
Selling and administration	323.2	186.3	166.1
Restructuring charges	112.9	2.7	15.7
Acquisition-related costs	48.8	123.4	4.2
Other operating income	10.6	45.7	1.5
Operating income	152.6	100.9	203.5
Earnings of non-consolidated affiliates	1.7	1.7	1.7
Interest expense	191.9	97.0	43.8
Interest income	3.4	1.1	1.3
Income (loss) from continuing operations before taxes	(34.2)	6.7	162.7
Income tax (benefit) provision	(30.3)	8.1	57.7
Income (loss) from continuing operations	(3.9)	(1.4)	105.0
Income from discontinued operations, net	—	—	0.7
Net (loss) income	$(3.9)	$(1.4)	$105.7
Net (loss) income per common share:
Basic (loss) income per common share:
Income (loss) from continuing operations	$(0.02)	$(0.01)	$1.33
Income from discontinued operations, net	—	—	0.01
Net (loss) income	$(0.02)	$(0.01)	$1.34
Diluted (loss) income per common share:
Income (loss) from continuing operations	$(0.02)	$(0.01)	$1.32
Income from discontinued operations, net	—	—	0.01
Net (loss) income	$(0.02)	$(0.01)	$1.33

2016 Compared to 2015

Sales for 2016 were $5,550.6 million compared to $2,854.4 million last year, an increase of $2,696.2 million, or 94%.  The sales increase was primarily due to the inclusion of a full year of the Acquired Business of $2,735.1 million. Chlor Alkali Products and Vinyls sales generated from legacy businesses decreased $56.8 million due to lower product prices and volumes. The lower volumes were primarily due to hydrochloric acid and potassium hydroxide volumes, partially offset by increased chlorine and caustic soda volumes. The lower product prices were primarily due to caustic soda, hydrochloric acid and potassium hydroxide prices, partially offset by increased chlorine prices. Winchester sales increased by $17.9 million from the prior year due to increased shipments to commercial customers and law enforcement agencies, partially offset by decreased shipments to industrial and military customers.

Gross margin increased $259.3 million, or 71%, from 2015 primarily due to the inclusion of a full year of the Acquired Business of $264.2 million which includes the fourth quarter of 2015 impact of additional costs of goods sold related to the fair value adjustment related to the purchase accounting for inventory of $24.0 million. Chlor Alkali Products and Vinyls gross margin generated from legacy businesses decreased $16.1 million primarily due to lower product prices and insurance recoveries recognized in 2015, partially offset by lower freight costs, primarily driven by the realization of synergies. The insurance recoveries represented reimbursement of costs incurred and expensed in prior periods, primarily related to the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014. Winchester gross margin increased $7.6 million primarily due to lower commodity and other material costs and increased volumes, partially offset by lower product prices and higher operating costs. Gross margin was also impacted by lower environmental costs of $6.5 million. Gross margin as a percentage of sales decreased to 11% in 2016 from 13% in 2015.

Selling and administration expenses in 2016 increased $136.9 million, or 73%, from 2015, primarily due to the inclusion of a full year of the Acquired Business’s selling and administration costs of $100.6 million, increased consulting fees of $11.6 million, increased legal and legal-related settlement expenses of $7.3 million, increased stock-based compensation expense of $6.8 million, which includes mark-to-market adjustments, and increased non-income tax expense of $4.0 million. Selling and administration expenses as a percentage of sales were 6% in 2016 and 7% in 2015.

Restructuring charges in 2016 of $112.9 million were primarily associated with the closure of 433,000 tons of chlor alkali capacity across three separate locations, of which $76.6 million were non-cash asset impairment charges. Restructuring charges for 2016 and 2015 were also associated with permanently closing a portion of the Becancour, Canada chlor alkali facility and the relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS which was completed during 2016.

Acquisition-related costs for the years ended December 31, 2016 and 2015 were associated with the Acquisition and consisted of advisory, legal, accounting, integration and other professional fees. For the year ended December 31, 2015, acquisition-related costs also included $47.1 million of costs incurred as a result of the change in control, which created a mandatory acceleration of expenses under deferred compensation plans.

Other operating income in 2016 included an $11.0 million insurance recovery for property damage and business interruption related to a 2008 chlor alkali facility incident. Other operating income in 2015 included insurance recoveries for property damage and business interruption of $42.3 million related to the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014 and $3.7 million related to the McIntosh, AL chlor alkali facility.

Interest expense increased by $94.9 million in 2016 due to a higher level of debt outstanding due to the financing of the Acquisition and higher interest rates. These increases were partially offset by acquisition financing expenses incurred in 2015 of $30.5 million primarily for the Bridge Financing associated with the Acquisition.

The effective tax rate from continuing operations for 2016 included a benefit of $4.8 million associated with return to provision adjustments for the finalization of our prior years’ U.S. federal and state income tax returns. The return to provision adjustment for 2016 included $14.9 million of benefit primarily associated with a change in estimate related to the calculation of salt depletion and $9.7 million of expense associated with the correction of an immaterial error related to non-deductible acquisition costs. The effective tax rate from continuing operations for 2016 also included an expense of $4.1 million related to changes in uncertain tax positions for prior tax years and a benefit of $3.2 million related to the remeasurement of deferred taxes due to a decrease in our state effective tax rates. After giving consideration to these items, the effective tax rate from continuing operations for 2016 of 77.2% was higher than the 35% U.S. federal statutory rate, primarily due to favorable permanent salt depletion deductions in combination with a pretax loss. The effective tax rate from continuing operations for 2015 included $8.9 million of expense associated with certain transaction costs related to the Acquisition that are not deductible for U.S. tax purposes partially offset by $2.6 million of benefit associated with salt depletion deductions. After giving consideration to these items, the effective tax rate from continuing operations for 2015 of 26.9% was lower than the 35% U.S. federal statutory rate, primarily due to favorable permanent tax deduction items, such as the domestic manufacturing deduction and tax deductible dividends paid to the Contributing Employee Ownership Plan (CEOP).

2015 Compared to 2014

Sales for 2015 were $2,854.4 million compared to $2,241.2 million in 2014, an increase of $613.2 million, or 27%.  Sales of the Acquired Business were $802.6 million. Chlor Alkali Products and Vinyls sales generated from legacy businesses decreased by $162.4 million primarily due to lower chlorine, caustic soda, potassium hydroxide and hydrochloric acid volumes and lower product prices, predominantly caustic soda and bleach partially offset by higher chlorine prices. Winchester sales decreased by $27.0 million primarily due to lower shipments to commercial customers, partially offset by increased shipments to military customers.

Gross margin decreased $20.4 million, or 5%, from 2014. Gross margin of the Acquired Business was $52.8 million, which included additional costs of goods sold of $24.0 million related to the fair value adjustment related to the purchase accounting for inventory. Chlor Alkali Products and Vinyls gross margin from legacy businesses declined $55.4 million, primarily due to decreased chlorine, caustic soda, potassium hydroxide and hydrochloric acid volumes and lower product prices, partially offset by lower operating costs and property damage and business interruption insurance recoveries. The lower product prices were predominantly due to caustic soda and bleach, partially offset by higher chlorine prices. Winchester gross margin was lower by $12.1 million primarily due to lower volumes and a less favorable product mix for pistol and shotshell ammunition, partially offset by decreased commodity and other material costs. Gross margin was also negatively impacted by higher environmental costs of $7.5 million. Gross margin as a percentage of sales was 13% in 2015 and 17% in 2014.

Selling and administration expenses in 2015 increased $20.2 million, or 12%, from 2014, primarily due to selling and administration costs of the Acquired Business of $25.4 million and an increase in stock-based compensation expense of $3.2 million, which includes mark-to-market adjustments, partially offset by decreased consulting fees of $4.8 million and lower legal and legal-related settlement expenses of $4.3 million. Selling and administration expenses as a percentage of sales were 7% for both 2015 and 2014.

Restructuring charges in 2015 and 2014 of $2.7 million and $15.7 million, respectively, were associated with permanently closing a portion of the Becancour, Canada chlor alkali facility and the relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS which was completed during 2016. Restructuring charges in 2014 were also associated with exiting the use of mercury cell technology in the chlor alkali manufacturing process.

Acquisition-related costs for the years ended December 31, 2015 and 2014 were associated with the Acquisition. For the years ended December 31, 2015 and 2014 acquisition-related costs included $76.3 million and $4.2 million, respectively, for advisory, legal, accounting, integration and other professional fees. For the year ended December 31, 2015 acquisition-related costs also included $47.1 million of costs incurred as a result of the change in control, which created a mandatory acceleration of expenses under deferred compensation plans.

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

The effective tax rate from continuing operations for 2015 included $8.9 million of expense associated with certain transaction costs related to the Acquisition that are not deductible for U.S. tax purposes partially offset by $2.6 million of benefit associated with salt depletion deductions. After giving consideration to these items, the effective tax rate from continuing operations for 2015 of 26.9% was lower than the 35% U.S. federal statutory rate, primarily due to favorable permanent tax deduction items, such as the domestic manufacturing deduction and tax deductible dividends paid to the CEOP. The effective tax rate from continuing operations for 2014 included $1.2 million of benefit associated with the return to provision adjustment for the finalization of our 2013 U.S. federal and state income tax returns and $0.7 million of benefit associated with the expiration of the statutes of limitations in federal and state jurisdictions. These items were partially offset by $0.8 million of expense associated with increases in valuation allowances on certain state tax credit balances primarily associated with a change in state tax law and $0.6 million of expense related to the remeasurement of deferred taxes due to an increase in state effective tax rates. After giving consideration to these four items of $0.5 million, the effective tax rate from continuing operations for 2014 of 35.8% was slightly higher than the 35% U.S. federal statutory rate, primarily due to state income taxes net of utilization of certain state tax credits, partially offset by favorable permanent tax deduction items, such as the domestic manufacturing deduction and tax deductible dividends paid to the CEOP.

SEGMENT RESULTS

We define segment results as income (loss) from continuing operations before interest expense, interest income, other operating income, other income (expense) and income taxes, and include the results of non-consolidated affiliates.  Consistent with the guidance in ASC 280 “Segment Reporting” (ASC 280), we have determined it is appropriate to include the operating results of non-consolidated affiliates in the relevant segment financial results. Beginning in the fourth quarter of 2015, we modified our reportable segments due to changes in our organization resulting from the Acquisition. We have three operating segments: Chlor Alkali Products and Vinyls, Epoxy and Winchester. For segment reporting purposes, the Acquired Business’s Global Epoxy operating results comprise the Epoxy segment and the Acquired Chlor Alkali Business operating results combined with our former Chlor Alkali Products and Chemical Distribution segments comprise the Chlor Alkali Products and Vinyls segment. This reporting structure has been retrospectively applied to financial results for all periods presented. The three operating segments reflect the organization used by our management for purposes of allocating resources and assessing performance. Chlorine used in our Epoxy segment is transferred at cost from the Chlor Alkali Products and Vinyls segment. Sales and profits are recognized in the Chlor Alkali Products and Vinyls segment for all caustic soda generated and sold by Olin.

	Years ended December 31,
	2016	2015	2014
Sales:	($ in millions)
Chlor Alkali Products and Vinyls	$2,999.3	$1,713.4	$1,502.8
Epoxy	1,822.0	429.6	—
Winchester	729.3	711.4	738.4
Total sales	$5,550.6	$2,854.4	$2,241.2
Income (loss) from continuing operations before taxes:
Chlor Alkali Products and Vinyls(1)	$224.9	$115.5	$130.1
Epoxy	15.4	(7.5)	—
Winchester	120.9	115.6	127.3
Corporate/Other:
Pension income(2)	53.6	35.2	32.4
Environmental expense(3)	(9.2)	(15.7)	(8.2)
Other corporate and unallocated costs	(100.2)	(60.1)	(58.0)
Restructuring charges(4)	(112.9)	(2.7)	(15.7)
Acquisition-related costs(5)	(48.8)	(123.4)	(4.2)
Other operating income(6)	10.6	45.7	1.5
Interest expense(7)	(191.9)	(97.0)	(43.8)
Interest income	3.4	1.1	1.3
Income (loss) from continuing operations before taxes	$(34.2)	$6.7	$162.7

(1)
Earnings of non-consolidated affiliates are included in the Chlor Alkali Products and Vinyls segment results consistent with management’s monitoring of the operating segment.  The earnings from non-consolidated affiliates were $1.7 million for each of the years ended December 31, 2016, 2015 and 2014.

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

(3)
Environmental expense for the year ended December 31, 2014 included $1.4 million of recoveries from third parties for costs incurred and expensed in prior periods.  Environmental expense is included in cost of goods sold in the consolidated statements of operations.

(4)
Restructuring charges for the year ended December 31, 2016 were associated with the closure of 433,000 tons of chlor alkali capacity across three separate locations, of which $76.6 million of these charges were non-cash asset impairment charges for equipment and facilities, permanently closing a portion of the Becancour, Canada chlor alkali facility and the relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS which was completed during 2016. Restructuring charges for the year ended December 31, 2015 were associated with permanently closing a portion of the Becancour, Canada chlor alkali facility and the relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS. Restructuring charges for the year ended December 31, 2014 were associated with the relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS and exiting the use of mercury cell technology in the chlor alkali manufacturing process.

(5)
Acquisition-related costs for the years ended December 31, 2016, 2015 and 2014 were related to the Acquisition and consisted of advisory, legal, accounting, integration and other professional fees. For the year ended December 31, 2015 acquisition-related costs also included $47.1 million of costs incurred as a result of the change in control, which created a mandatory acceleration of expenses under deferred compensation plans.

(6)
Other operating income for the year ended December 31, 2016 included an $11.0 million insurance recovery for property damage and business interruption related to a 2008 chlor alkali facility incident. Other operating income for the year ended December 31, 2015 included insurance recoveries for property damage and business interruption of $42.3 million related to the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014 and $3.7 million related to the McIntosh, AL chlor alkali facility. Other operating income for the year ended December 31, 2014 included a gain of $1.0 million for the resolution of a contract matter.

(7)
Interest expense for the year ended December 31, 2015 included acquisition financing expenses of $30.5 million primarily for the Bridge Financing associated with the Acquisition. Interest expense for the year ended December 31, 2014 included $9.5 million for the call premium and the write-off of unamortized deferred debt issuance costs and unamortized discount associated with the redemption of our 2019 Notes, which would have matured on August 15, 2019. Interest expense was reduced by capitalized interest of $1.9 million, $1.1 million and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Chlor Alkali Products and Vinyls

2016 Compared to 2015

Chlor Alkali Products and Vinyls sales for 2016 were $2,999.3 million compared to $1,713.4 million for 2015, an increase of $1,285.9 million, or 75%.  Sales of the Acquired Chlor Alkali Business were $1,715.7 million compared to $373.0 million for 2015, an increase of $1,342.7 million, which was primarily due to the inclusion of a full year of the Acquired Chlor Alkali Business. Chlor Alkali Products and Vinyls sales generated from legacy businesses decreased $56.8 million from 2015. The decrease was primarily due to lower product prices ($35.3 million) and lower volumes ($21.5 million). The lower product prices were primarily due to caustic soda, hydrochloric acid and potassium hydroxide prices, partially offset by increased chlorine prices. The lower volumes were primarily due to hydrochloric acid and potassium hydroxide volumes, partially offset by increased chlorine and caustic soda volumes.

Chlor Alkali Products and Vinyls generated segment income of $224.9 million for 2016 compared to $115.5 million for 2015, an increase of $109.4 million, or 95%.  Chlor Alkali Products and Vinyls segment income was higher primarily due to the inclusion of a full year of the Acquired Chlor Alkali Business ($127.2 million) which included the fourth quarter of 2015 impact of additional costs of goods sold related to the fair value adjustment related to the purchase accounting for inventory ($6.7 million). Chlor Alkali Products and Vinyls segment income generated from legacy businesses decreased $17.8 million primarily due to lower product prices ($35.3 million), insurance recoveries recognized in 2015 ($11.4 million), and lower volumes ($0.3 million). The lower product prices were primarily due to caustic soda, hydrochloric acid and potassium hydroxide prices, partially offset by increased chlorine prices. The insurance recoveries represented reimbursement of costs incurred and expensed in prior periods, primarily related to the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014. These decreases were partially offset by lower freight costs, primarily driven by the realization of synergies ($24.2 million) and lower operating and material costs ($5.0 million). Chlor Alkali Products and Vinyls segment income included depreciation and amortization expense of $418.1 million and $186.1 million in 2016 and 2015, respectively.

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

Chlor Alkali Products and Vinyls generated segment income of $115.5 million for 2015 compared to $130.1 million for 2014, a decrease of $14.6 million, or 11%.  Chlor Alkali Products and Vinyls segment income was lower primarily due to decreased volumes ($56.9 million) and lower product prices ($39.3 million). These decreases were partially offset by the contributions of the Acquired Chlor Alkali Business ($37.2 million), lower operating costs ($22.1 million), primarily due to lower energy costs, insurance recoveries ($11.4 million) and reduced costs associated with material purchased from other parties ($10.9 million). Segment income also included $6.7 million of additional costs of goods sold related to the fair value adjustment related to the purchase accounting for inventory. The decreased volumes were primarily due to chlorine and caustic soda, potassium hydroxide and hydrochloric acid. The lower product prices were predominantly due to lower caustic soda and bleach prices, partially offset by increased chlorine prices. The insurance recoveries represent reimbursement of costs incurred and expensed in prior periods primarily related to the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014. Chlor Alkali Products and Vinyls segment income included depreciation and amortization expense of $186.1 million and $119.4 million in 2015 and 2014, respectively.

Epoxy
2016 Compared to 2015

Epoxy sales were $1,822.0 million for 2016 compared to $429.6 million for 2015, an increase of $1,392.4 million, or 324%.  Epoxy sales were higher than the prior year primarily due to the inclusion of a full year of the Acquired Business.

Epoxy reported segment income of $15.4 million for 2016 compared to a segment loss of $7.5 million for 2015, an increase of $22.9 million.  The fourth quarter of 2015 was impacted by the recognition of additional costs of goods sold related to the fair value adjustment related to the purchase accounting for inventory ($17.3 million). Additionally, Epoxy segment income was higher than the prior year due to the inclusion of a full year of the Acquired Business. Epoxy segment results included depreciation and amortization expense of $90.0 million and $20.9 million in 2016 and 2015, respectively.

Winchester

2016 Compared to 2015

Winchester sales were $729.3 million for 2016 compared to $711.4 million for 2015, an increase of $17.9 million, or 3%.  The sales increase was primarily due to increased shipments of ammunition to commercial customers ($19.7 million) and law enforcement agencies ($1.3 million). These increases were partially offset by decreased shipments to military ($2.6 million) and industrial customers ($0.5 million).

Winchester reported segment income of $120.9 million for 2016 compared to $115.6 million for 2015, an increase of $5.3 million, or 5%.  The increase in segment income in 2016 compared to 2015 reflected the impact of lower commodity and other material costs ($15.8 million) and increased volumes ($13.4 million). These increases were partially offset by the impact of lower selling prices ($13.8 million) and higher operating costs ($10.1 million). Winchester segment income included depreciation and amortization expense of $18.5 million and $17.4 million in 2016 and 2015, respectively.

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

Winchester reported segment income of $115.6 million for 2015 compared to $127.3 million for 2014, a decrease of $11.7 million, or 9%.  The decrease in segment income in 2015 compared to 2014 reflected the impact of decreased volumes and a less favorable product mix for pistol and shotshell ammunition ($16.3 million), lower selling prices ($7.7 million) and higher operating costs ($1.0 million), which include the impact of decreased costs associated with our new centerfire operation in Oxford, MS ($10.9 million). These decreases were partially offset by lower commodity and other material costs ($13.3 million). Winchester segment income included depreciation and amortization expense of $17.4 million and $16.3 million in 2015 and 2014, respectively.

Corporate/Other

2016 Compared to 2015

For 2016, pension income included in corporate/other, was $53.6 million compared to $35.2 million for 2015, which excludes the impact of the change in control, which created a mandatory acceleration of expenses under deferred compensation plans associated with the Acquisition.  On a total company basis, defined benefit pension income was $37.1 million compared to an expense of $18.7 million for 2015, which includes the impact of the change in control which created a mandatory acceleration of expenses under deferred compensation plans of $47.1 million associated with the Acquisition, and was included in acquisition-related costs. On a total company basis, defined benefit pension income without this charge, was $28.4 million for 2015. The increase in pension income from 2015 was primarily due to the change in approach used to measure service and interest costs for our defined benefit pension plans.

Charges to income for environmental investigatory and remedial activities were $9.2 million for 2016 compared to $15.7 million for 2015.  These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For 2016, other corporate and unallocated costs were $100.2 million compared to $60.1 million for 2015, an increase of $40.1 million, or 67%.  The increase was primarily due to increased corporate infrastructure costs of $21.4 million, such as personnel, consulting and professional fees, that are necessary to support the Acquired Business, higher stock-based compensation expense of $6.9 million, which includes mark-to-market adjustments, increased legal and legal-related settlement expenses of $7.0 million and increased non-income tax expense of $4.3 million.

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

For 2015, other corporate and unallocated costs were $60.1 million compared to $58.0 million for 2014, an increase of $2.1 million, or 4%.  The increase was primarily due to increased stock-based compensation expense of $3.2 million, which includes mark-to-market adjustments, higher non-income tax expense of $2.2 million and increased audit fees of $2.2 million. These increases were partially offset by decreased legal and legal-related settlement expenses of $5.8 million.

Restructurings

On March 21, 2016, we announced that we had made the decision to close a combined total of 433,000 tons of chlor alkali capacity across three separate locations. Associated with this action, we have permanently closed our Henderson, NV chlor alkali plant with 153,000 tons of capacity and have reconfigured the site to manufacture bleach and distribute caustic soda and hydrochloric acid. Also, the capacity of our Niagara Falls, NY chlor alkali plant has been reduced from 300,000 tons to 240,000 tons and the chlor alkali capacity at our Freeport, TX facility was reduced by 220,000 tons. This 220,000 ton reduction was entirely from diaphragm cell capacity. For the year ended December 31, 2016, we recorded pretax restructuring charges of $111.3 million for the write-off of equipment and facility costs, lease and other contract termination costs, employee severance and related benefit costs, employee relocation costs and facility exit costs related to these actions. We expect to incur additional restructuring charges through 2020 of approximately $33 million related to these capacity reductions. This estimate of additional restructuring charges does not include any additional charges related to a contract termination that is currently in dispute. The other party to the contract has filed a demand for arbitration alleging, among other things, that Olin breached the related agreement and claimed damages in excess of the amount Olin believes it is obligated for under the contract. Any additional losses related to this contract dispute are not currently estimable because of unresolved questions of fact and law but, if resolved unfavorably to Olin, they could have a material effect on our financial results.

On December 12, 2014, we announced that we had made the decision to permanently close the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014. This action reduced the facility’s chlor alkali capacity by 185,000 tons. Subsequent to the shut down, the plant predominantly focuses on bleach and hydrochloric acid, which are value-added products, as well as caustic soda. In the fourth quarter of 2014, we recorded pretax restructuring charges of $10.0 million for the write-off of equipment and facility costs, employee severance and related benefit costs and lease and other contract termination costs related to these actions. For the years ended December 31, 2016 and 2015, we recorded pretax restructuring charges of $0.8 million and $2.0 million, respectively, for the write-off of equipment and facility costs, lease and other contract termination costs and facility exit costs. We expect to incur additional restructuring charges through 2018 of approximately $7 million related to the shut down of this portion of the facility.

2017 OUTLOOK

Net income in 2017 is projected to be in the $0.70 to $1.15 per diluted share range, which includes pretax restructuring charges and pretax acquisition-related integration costs totaling approximately $50 million. Net loss in 2016 was $0.02 per diluted share, which included pretax acquisition-related costs of $48.8 million and pretax restructuring charges of $112.9 million.
We currently expect the first quarter 2017 to have the lowest earnings per diluted share amount during 2017 due to the timing of planned maintenance turnaround expenses.
Chlor Alkali Products and Vinyls 2017 segment income is expected to be higher compared to 2016 segment income of $224.9 million reflecting higher caustic soda and EDC prices and expected benefits due to lower purchased ethylene prices.
Epoxy 2017 segment income is expected to be higher than 2016 segment income of $15.4 million as improved volumes and lower operating costs are partially offset by higher raw material costs.
Winchester 2017 segment income is expected to be lower than the $120.9 million of segment income achieved during 2016 primarily driven by lower ammunition demand, driven by customer efforts to reduce inventory, and higher commodity and material costs. The Oxford, MS relocation project was completed during the second quarter of 2016. This relocation reduced Winchester's annual operating costs by approximately $40 million in 2016 and, in 2017, we expect the cost savings from the completed project to reach approximately $45 million.
Other Corporate and Unallocated costs in 2017 are expected to be higher than 2016 Other Corporate and Unallocated costs of $100.2 million driven by stock-based compensation, timing of legal and litigation costs and the full year effect of the increased corporate infrastructure costs to support the Acquisition.
During 2017, we are anticipating environmental expenses in the $15 million to $20 million range compared to $9.2 million in 2016. We do not believe that there will be recoveries of environmental costs incurred and expensed in prior periods in 2017. In connection with the Acquisition, TDCC has retained liabilities relating to litigation, releases of hazardous materials and violations of environmental law to the extent arising prior to the Closing Date.

We expect qualified defined benefit pension plan income in 2017 to be lower than the 2016 level by approximately $10 million. During 2016, we made a discretionary cash contribution to our domestic qualified defined benefit pension plan of $6.0 million. Based on our plan assumptions and estimates, we will not be required to make any cash contributions to our domestic qualified defined benefit pension plan in 2017. We do have several international qualified defined benefit pension plans to which we anticipate cash contributions of less than $5 million in 2017.
We have approximately 60% variable rate debt in our debt profile. As a result, we are estimating our 2017 interest rate will be approximately 5%. During 2017, a total of approximately $80 million of debt will mature that is expected to be repaid using available cash.
In 2017, we currently expect our capital spending to be in the $300 million to $350 million range, which includes approximately $30 million of synergy-related capital, which we believe is necessary to realize the anticipated synergies. In 2017, we also expect to make payments of $209.4 million associated with long-term supply contracts. We expect 2017 depreciation and amortization expense to be in the $530 range to $540 million range.
We currently believe the 2017 effective tax rate will be in the 25% to 30% range.

ENVIRONMENTAL MATTERS

	Years ended December 31,
	2016	2015	2014
Cash outlays (receipts):	($ in millions)
Remedial and investigatory spending (charged to reserve)	$10.3	$14.1	$14.9
Recoveries from third parties	—	—	(1.4)
Capital spending	3.5	2.0	2.7
Plant operations (charged to cost of goods sold)	192.6	71.9	24.2
Total cash outlays	$206.4	$88.0	$40.4

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

Total environmental-related cash outlays in 2016 were higher than 2015 primarily due to environmental spending for plant operations related to the Acquired Business. In connection with the Acquisition, TDCC retained liabilities relating to releases of hazardous materials and violations of environmental law to the extent arising prior to the Closing Date. Total environmental-related cash outlays for 2017 are estimated to be approximately $210 million, of which approximately $17 million is expected to be spent on investigatory and remedial efforts, approximately $3 million on capital projects and approximately $190 million on normal plant operations.  Remedial and investigatory spending is anticipated to be higher in 2017 than 2016 due to the timing of continuing remedial action plans and investigations. Historically, we have funded our environmental capital expenditures through cash flow from operations and expect to do so in the future.

Annual environmental-related cash outlays for site investigation and remediation, capital projects and normal plant operations are expected to range between $190 million to $210 million over the next several years, $15 million to $25 million of which is for investigatory and remedial efforts, which are expected to be charged against reserves recorded on our consolidated balance sheet.  While we do not anticipate a material increase in the projected annual level of our environmental-related cash outlays for site investigation and remediation, there is always the possibility that such an increase may occur in the future in view of the uncertainties associated with environmental exposures.

Our liabilities for future environmental expenditures were as follows:

	December 31,
	2016	2015	2014
	($ in millions)
Beginning balance	$138.1	$138.3	$144.6
Charges to income	9.2	15.7	9.6
Remedial and investigatory spending	(10.3)	(14.1)	(14.9)
Currency translation adjustments	0.3	(1.8)	(1.0)
Ending balance	$137.3	$138.1	$138.3

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

We are party to various governmental and private environmental actions associated with past manufacturing facilities and former waste disposal sites.  Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.  Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages.  With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we expect to incur to protect our interests against those unasserted claims.  Our accrued liabilities for unasserted claims amounted to $2.0 million at December 31, 2016.  With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and operation, maintenance and monitoring (OM&M) expenses that, in our experience, we expect to incur in connection with the asserted claims.  Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.

Environmental provisions charged (credited) to income, which are included in cost of goods sold, were as follows:

	Years ended December 31,
	2016	2015	2014
	($ in millions)
Charges to income	$9.2	$15.7	$9.6
Recoveries from third parties of costs incurred and expensed in prior periods	—	—	(1.4)
Total environmental expense	$9.2	$15.7	$8.2

These charges relate primarily to remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites and may be material to operating results in future years.

Our total estimated environmental liability at the end of 2016 was attributable to 64 sites, 16 of which were USEPA National Priority List (NPL) sites.  Nine sites accounted for 79% of our environmental liability and, of the remaining 55 sites, no one site accounted for more than 3% of our environmental liability.  At four of the nine sites, part of the site is subject to a remedial investigation and another part is in the long-term OM&M stage.  At one of the nine sites, a remedial action plan is being developed for part of the site and at another part a remedial design is being developed. At one of the nine sites, part of the site is subject to a remedial investigation and another part a remedial design is being developed. At one of these nine sites, a remedial investigation is being performed.  The two remaining sites are in long-term OM&M.  All nine sites are either associated with past manufacturing operations or former waste disposal sites.  None of the nine largest sites represents more than 23% of the liabilities reserved on our consolidated balance sheet at December 31, 2016 for future environmental expenditures.

Our consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $137.3 million at December 31, 2016, and $138.1 million at December 31, 2015, of which $120.3 million and $119.1 million, respectively, were classified as other noncurrent liabilities.  Our environmental liability amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.  These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed.  As a result of these reassessments, future charges to income may be made for additional liabilities.  Of the $137.3 million included on our consolidated balance sheet at December 31, 2016 for future environmental expenditures, we currently expect to utilize $77.8 million of the reserve for future environmental expenditures over the next 5 years, $16.1 million for expenditures 6 to 10 years in the future, and $43.4 million for expenditures beyond 10 years in the future.  These estimates are subject to a number of risks and uncertainties, as described in “Environmental Costs” contained in Item 1A—“Risk Factors.”

Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, changes in regulatory authorities, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other PRPs, our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs.  It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations.  At December 31, 2016, we estimate it is reasonably possible that we may have additional contingent environmental liabilities of $60 million in addition to the amounts for which we have already recorded as a reserve.

LEGAL MATTERS AND CONTINGENCIES

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  We describe some of these matters in Item 3—“Legal Proceedings.”  At December 31, 2016 and 2015, our consolidated balance sheets included liabilities for these legal actions of $13.6 million and $21.2 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations. In connection with the Acquisition, TDCC retained liabilities related to litigation to the extent arising prior to the Closing Date. In addition to the aforementioned legal actions, we are party to a dispute relating to a contract termination. The other party to the contract has filed a demand for arbitration alleging, among other things, that Olin breached the related agreement and claimed damages in excess of the amount Olin believes it is obligated for under the contract. Any additional losses related to this contract dispute are not currently estimable because of unresolved questions of fact and law but, if resolved unfavorably to Olin, they could have a material effect on our financial results.

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

For the year ended December 31, 2016, we recognized an insurance recovery of $11.0 million in other operating income for property damage and business interruption related to a 2008 chlor alkali facility incident.

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

LIQUIDITY, INVESTMENT ACTIVITY AND OTHER FINANCIAL DATA

Cash Flow Data

	Years ended December 31,
	2016	2015	2014
Provided by (used for)	($ in millions)
Net operating activities	$603.2	$217.1	$159.2
Capital expenditures	(278.0)	(130.9)	(71.8)
Business acquired and related transactions, net of cash acquired	(69.5)	(408.1)	—
Payments under long-term supply contract	(175.7)	—	—
Proceeds from sale/leaseback of equipment	40.4	—	—
Proceeds from disposition of property, plant and equipment	0.5	26.2	5.6
Net investing activities	(473.5)	(504.0)	(61.7)
Long-term debt (repayments) borrowings, net	(205.3)	544.3	(12.4)
Earn out payment - SunBelt	—	—	(14.8)
Common stock repurchased and retired	—	—	(64.8)
Dividends paid	(132.1)	(79.5)	(63.0)
Debt and equity issuance costs	(1.0)	(45.2)	(1.2)
Net financing activities	(337.5)	422.2	(148.5)

Operating Activities

For 2016, cash provided by operating activities increased by $386.1 million from 2015, primarily due to an increase in our operating results. Our net loss for 2016 included $76.6 million of non-cash impairment charges for equipment and facilities and a $304.6 million increase in depreciation and amortization as compared to the prior year. For 2016, working capital decreased $80.9 million compared to a decrease of $25.1 million in 2015. Receivables decreased from December 31, 2015 by $38.5 million primarily as a result of receivables sold under the new accounts receivable factoring arrangements, which was partially offset by higher sales in the fourth quarter of 2016 compared with fourth quarter of 2015.

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

Capital Expenditures

Capital spending was $278.0 million, $130.9 million and $71.8 million in 2016, 2015 and 2014, respectively.  The increased capital spending in 2016 and 2015 was primarily due to capital spending of the Acquired Business of $187.8 million and $26.6 million, respectively. Capital spending in 2016 included approximately $35 million of synergy-related capital we believe is necessary to realize the anticipated synergies. Capital spending was 64%, 66% and 58% of depreciation in 2016, 2015 and 2014, respectively.

In 2017, we expect our capital spending to be in the $300 million to $350 million range, which includes approximately $30 million of synergy-related capital which we believe is necessary to realize the anticipated synergies. In 2017, we also expect to make payments of $209.4 million associated with long-term supply contracts.

Investing Activities

In 2016, payments of $69.5 million were made related to the Acquisition for certain acquisition-related liabilities including the final working capital adjustment. In 2015, as part of the Acquisition, we paid cash of $408.1 million, net of $25.4 million of cash acquired.

In 2016, payments of $175.7 million were made related to arrangements for the long-term supply of low cost electricity.

In 2016, we entered into sale/leaseback transactions for railcars that we acquired in connection with the Acquisition. We received proceeds from the sales of $40.4 million.

In 2015, proceeds from disposition of property, plant and equipment included $25.8 million of insurance recoveries for property damage related to the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014 and our McIntosh, AL chlor alkali facility.

In both 2016 and 2015, we received $8.8 million from the October 2013 sale of a bleach joint venture.

Financing Activities

On December 20, 2016, we entered into a three year, $250.0 million Receivables Financing Agreement with PNC Bank, National Association, as administrative agent (Receivables Financing Agreement). Under the Receivables Financing Agreement our eligible trade receivables are used for collateralized borrowings and are continued to be serviced by us. As of December 31, 2016, $282.3 million of our trade receivables have been pledged as collateral. During 2016 we drew $230.0 million under the agreement and subsequently repaid $20.0 million. As of December 31, 2016, $210.0 million was drawn under the Receivables Financing Agreement. The net $210.0 million proceeds were used to repay a portion of the Sumitomo Credit Facility.

On the Closing Date, Spinco issued $720.0 million aggregate principal amount of 9.75% senior notes due October 15, 2023 (2023 Notes) and $500.0 million aggregate principal amount of 10.00% senior notes due October 15, 2025 (2025 Notes and, together with the 2023 Notes, the Notes) to TDCC. TDCC transferred the Notes to certain unaffiliated securityholders in satisfaction of existing debt obligations of TDCC held or acquired by those unaffiliated securityholders. On October 5, 2015, certain initial purchasers purchased the Notes from the unaffiliated securityholders. During 2016, the Notes were registered under the Securities Act of 1933, as amended. Interest on the Notes began accruing from October 1, 2015 and is paid semi-annually beginning on April 15, 2016. The Notes are not redeemable at any time prior to October 15, 2020. Neither Olin nor Spinco received any proceeds from the sale of the Notes. Upon the consummation of the Acquisition, Olin became guarantor of the Notes.

On June 23, 2015, Spinco entered into a new five-year delayed-draw term loan facility of up to $1,050.0 million. As of the Closing Date, Spinco drew $875.0 million to finance the cash portion of the distributions of cash and debt instruments of Spinco with an aggregate value of $2,095.0 million (Cash and Debt Distribution). Also on June 23, 2015, Olin and Spinco entered into a new five-year $1,850.0 million senior credit facility consisting of a $500.0 million senior revolving credit facility, which replaced Olin’s $265.0 million senior revolving credit facility on the Closing Date, and a $1,350.0 million delayed-draw term loan facility. As of the Closing Date, we drew an additional $475.0 million under this term loan facility which was used to pay fees and expenses of the Acquisition, obtain additional funds for general corporate purposes and refinance Olin’s existing senior term loan facility due in 2019 of $146.3 million. Subsequent to the Closing Date, these senior credit facilities were consolidated into a single $1,850.0 million senior credit facility. This new senior credit facility will expire in 2020. During 2016, we repaid $67.5 million under the required quarterly installments of this new senior credit facility.

On August 25, 2015, Olin entered into a Credit Agreement (the Credit Agreement) with a syndicate of lenders and Sumitomo Mitsui Banking Corporation, as administrative agent, in connection with the Acquisition. The Credit Agreement provides for a term credit facility (the Sumitomo Credit Facility) under which Olin obtained term loans in an aggregate amount of $600.0 million. On November 3, 2015, we entered into an amendment to the Sumitomo Credit Facility which increased the aggregate amount of term loans available by $200.0 million. On the Closing Date, $600.0 million of loans under the Credit Agreement were made available and borrowed upon and on November 5, 2015, $200.0 million of loans under the Credit Agreement were made available and borrowed upon. The term loans under the Sumitomo Credit Facility will mature on October 5, 2018 and have no scheduled amortization payments. The proceeds of the Sumitomo Credit Facility were used to refinance existing Spinco indebtedness at the Closing Date of $569.0 million, to pay fees and expenses in connection with the Acquisition and for general corporate purposes. During 2016, $210.0 million was repaid under the Sumitomo Credit Facility using proceeds from the Receivables Financing Agreement.

In December 2016, 2015 and 2014, we repaid $12.2 million due under the annual requirements of the SunBelt Notes. In June 2016, we also repaid $125.0 million of 2016 Notes, which became due.

In August 2014, we redeemed our $150.0 million 2019 Notes, which would have matured on August 15, 2019. We recognized interest expense of $9.5 million for the call premium ($6.7 million), the write-off of unamortized deferred debt issuance costs ($2.1 million) and unamortized discount ($0.7 million) related to this action during 2014. On June 24, 2014, we entered into a five-year $415.0 million senior credit facility consisting of a $265.0 million senior revolving credit facility, which replaced our previous $265.0 million senior revolving credit facility, and a $150.0 million delayed-draw term loan facility. In August 2014, we drew the entire $150.0 million of the term loan and used the proceeds to redeem our 2019 Notes. In 2015 and 2014, we repaid $2.8 million and $0.9 million, respectively, under the required quarterly installments of the $150.0 million term loan facility and, on the Closing Date of the Acquisition, the remaining $146.3 term loan facility was refinanced using the proceeds of the new senior credit facility. We recognized interest expense of $0.5 million for the write-off of unamortized deferred debt issuance costs related to this action in conjunction with the Acquisition.

During 2014, we paid $26.7 million for the earn out related to the 2013 SunBelt Chlor Alkali Partnership (SunBelt) performance.  The earn out payment for the year ended December 31, 2014 included $14.8 million that was recognized as part of the original purchase price.  The $14.8 million is included as a financing activity in the statement of cash flows.

We repurchased and retired 2.5 million shares in 2014 with a total value of $64.8 million.

In 2016, 2015 and 2014, we issued 0.3 million, 0.1 million and 0.5 million shares, respectively, with a total value of $4.1 million, $3.1 million and $12.1 million, respectively, representing stock options exercised.

In 2016, we paid debt issuance costs of $1.0 million for the registration of the Notes. In 2015, we paid debt issuance costs of $13.3 million relating to the Notes, the Sumitomo Credit Facility and the $1,850.0 million senior credit facility and we paid $1.9 million of equity issuance costs for the issuance of approximately 87.5 million shares. In 2014, we paid debt issuance costs of $1.2 million related to the five-year $415.0 million senior credit facility.

On March 26, 2015, we and certain financial institutions executed commitment letters pursuant to which the financial institutions agreed to provide $3,354.5 million of financing to Spinco to finance the amount of the Cash and Debt Distribution and to provide financing, if needed, to Olin to refinance certain of our existing debt (the Bridge Financing), in each case on the terms and conditions set forth in the commitment letters. The Bridge Financing was not drawn on to facilitate the Acquisition, and the commitments for the Bridge Financing were terminated as of the Closing Date. For the year ended December 31, 2015, we paid debt issuance costs of $30.0 million associated with the Bridge Financing, which are included in interest expense.

The percent of total debt to total capitalization of 61.4% was consistent at December 31, 2016 and 2015 as a result of a lower level of long-term debt at December 31, 2016 resulting from the repayments of maturing debt, offset by lower shareholders’ equity primarily due to the payment of dividends. The percent of total debt to total capitalization increased to 61.4% as of December 31, 2015 from 39.7% at year-end 2014.  The 2015 increase from 2014 was primarily a result of a higher level of long-term debt which was issued to finance the Acquisition.

Dividends per common share were $0.80 in 2016, 2015 and 2014.  Total dividends paid on common stock amounted to $132.1 million, $79.5 million and $63.0 million in 2016, 2015 and 2014, respectively.  On January 26, 2017, our board of directors declared a dividend of $0.20 per share on our common stock, payable on March 10, 2017 to shareholders of record on February 10, 2017.

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

The aggregate purchase price of the Acquired Business was $5,136.7 million, after the final post-closing adjustments. The $5,136.7 million consisted of $2,095.0 million of cash and debt transferred to TDCC and approximately 87.5 million shares of Olin common stock valued at $1,527.4 million, plus the assumption of pension liabilities of $442.3 million and long-term debt of $569.0 million. During 2016, payments of $69.5 million were made related to certain acquisition related liabilities including the final working capital adjustment. The value of the common stock was based on the closing stock price on the last trading day prior to the Closing Date of $17.46.
Certain additional agreements were entered into, including, among others, an Employee Matters Agreement, a Tax Matters Agreement, site, transitional and other service agreements, supply and purchase agreements, real estate agreements, technology licenses and intellectual property agreements. In addition, Olin and TDCC have agreed in connection with the Acquisition to enter into arrangements for the long-term supply of ethylene by TDCC to Olin, pursuant to which, among other things, Olin made upfront payments of $433.5 million in order to receive ethylene at producer economics and for certain reservation fees for the option to obtain additional future ethylene supply at producer economics. During 2016, one of the options to obtain additional future ethylene supply at producer economics was exercised by us and, accordingly, additional payments will be made to TDCC of $209.4 million in 2017. On February 27, 2017, we exercised the remaining option to obtain additional future ethylene supply and in connection with the exercise we also secured a long-term customer arrangement. Consequently, additional payments will be made to TDCC of between $425 million and $465 million on or about the fourth quarter of 2020.
Debt that was issued in the fourth quarter of 2015 relating to the Acquisition totaled $3,370.0 million, consisting of $1,350.0 million of term loans under senior credit facilities, an $800.0 million term loan under the Sumitomo Credit Facility and $1,220.0 million under the Notes. The new debt was used for the cash and debt transferred to TDCC, refinancing existing Spinco indebtedness at the Closing Date of the Acquisition, refinancing our existing senior term loan facility due in 2019, paying fees and expenses in connection with the Acquisition and for general corporate purposes.
During 2016, Olin entered into arrangements to increase our supply of low cost electricity.  These arrangements improve manufacturing flexibility at our Freeport, TX and Plaquemine, LA facilities, reduce our overall electricity cost and accelerate the realization of cost synergies available from the Acquired Business.  In conjunction with these arrangements, Olin made payments of $175.7 million during 2016.

The overall cash decrease of $207.5 million in 2016 primarily reflects capital spending, which includes capital spending of the Acquired Business, repayment of long-term debt, payments made under arrangements to increase our supply of low cost electricity and payments to TDCC related to certain acquisition related liabilities, including the final working capital adjustment. These decreases were partially offset by our operating results, proceeds under sale/leaseback transactions, proceeds of the Receivables Financing Agreement and receivables sold under the new accounts receivable factoring arrangements. We believe, based on current and projected levels of cash flow from our operations, together with our cash and cash equivalents on hand and the availability to borrow under our senior revolving credit facility, we have sufficient liquidity to meet our short-term and long-term needs to make required payments of interest on our debt, make amortization payments under the senior credit facilities, fund our operating needs, fund working capital and capital expenditure requirements and comply with the financial ratios in our debt agreements.

On December 20, 2016, we entered into a three year, $250.0 million Receivables Financing Agreement. Under the Receivables Financing Agreement, our eligible trade receivables are used for collateralized borrowings and are continued to be serviced by us. As of December 31, 2016, $282.3 million of our trade receivables have been pledged as collateral. During 2016 we drew $230.0 million under the agreement and subsequently repaid $20.0 million. As of December 31, 2016, $210.0 million was drawn under the Receivables Financing Agreement. In addition, the Receivables Financing Agreement incorporates the leverage and coverage covenants that are contained in the senior revolving credit facility. The net $210.0 million proceeds were used to repay a portion of the Sumitomo Credit Facility.

On June 29, 2016, we entered into a trade accounts receivable factoring arrangement which was amended on September 1, 2016 and, on December 22, 2016, we entered into a separate trade accounts receivable factoring arrangement (collectively the AR Facilities). Pursuant to the terms of the AR Facilities, certain of our subsidiaries may sell their accounts receivable up to a maximum of $242.0 million. We will continue to service such accounts.  These receivables qualify for sales treatment under ASC 860 “Transfers and Servicing” (ASC 860) and, accordingly, the proceeds are included in net cash provided by operating activities in the consolidated statements of cash flows.  The gross amount of receivables sold for the year ended December 31, 2016 totaled $533.6 million.  The factoring discount paid under the AR Facilities is recorded as interest expense on the consolidated statements of operations. The agreements are without recourse and therefore no recourse liability has been recorded as of December 31, 2016.  As of December 31, 2016, $126.1 million of receivables qualifying for sale treatment were outstanding and will continue to be serviced by us.

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

On June 23, 2015, Spinco entered into a new five-year delayed-draw term loan facility of up to $1,050.0 million. As of the Closing Date, Spinco drew $875.0 million to finance the cash portion of the Cash and Debt Distribution. Also on June 23, 2015, Olin and Spinco entered into a new five-year $1,850.0 million senior credit facility consisting of a $500.0 million senior revolving credit facility, which replaced Olin’s $265.0 million senior revolving credit facility at the Closing Date, and a $1,350.0 million delayed-draw term loan facility. As of the Closing Date, an additional $475.0 million was drawn by Olin under this term loan facility which was used to pay fees and expenses of the Acquisition, obtain additional funds for general corporate purposes and refinance Olin’s existing senior term loan facility due in 2019. As of the Closing Date, total borrowings under the term loan facilities were $1,350.0 million. Subsequent to the Closing Date, these senior credit facilities were consolidated into a single $1,850.0 million senior credit facility. This new senior credit facility will expire in 2020. The $500.0 million senior revolving credit facility includes a $100.0 million letter of credit subfacility. At December 31, 2016, we had $483.4 million available under our $500.0 million senior revolving credit facility because we had issued $16.6 million of letters of credit under the $100.0 million subfacility. The term loan facility includes amortization payable in equal quarterly installments at a rate of 5.0% per annum for the first two years, increasing to 7.5% per annum for the following year and to 10.0% per annum for the last two years. During 2016, we repaid $67.5 million under the required quarterly installments of this new senior credit facility.

Under the new senior credit facility, we may select various floating rate borrowing options.  The actual interest rate paid on borrowings under the senior credit facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the applicable facility for the prior fiscal quarter.  The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows. We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of December 31, 2016 and 2015, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured. As of December 31, 2016, there were no covenants or restrictions that limited our ability to borrow. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities.

On August 25, 2015, Olin entered into a Credit Agreement with a syndicate of lenders and Sumitomo Mitsui Banking Corporation, as administrative agent, in connection with the Acquisition. Olin obtained term loans in an aggregate amount of $600.0 million under the Sumitomo Credit Facility. On November 3, 2015, we entered into an amendment to the Sumitomo Credit Facility which increased the aggregate amount of term loans available by $200.0 million. On the Closing Date, $600.0 million of loans under the Credit Agreement were made available and borrowed upon and on November 5, 2015, $200.0 million of loans under the Credit Agreement were made available and borrowed upon. The term loans under the Sumitomo Credit Facility will mature on October 5, 2018 and will have no scheduled amortization payments. The proceeds of the Sumitomo Credit Facility were used to refinance existing Spinco indebtedness at the Closing Date, to pay fees and expenses in connection with the Acquisition and for general corporate purposes. The Credit Agreement contains customary representations, warranties and affirmative and negative covenants which are substantially similar to those included in the new $1,850.0 million senior credit facility. During 2016, $210.0 million was repaid under the Sumitomo Credit Facility using proceeds from the Receivables Financing Agreement.

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

For 2016, cash provided by operating activities increased by $386.1 million from 2015, primarily due to an increase in our operating results. Our net loss for 2016 included $76.6 million of non-cash impairment charges for equipment and facilities and a $304.6 million increase in depreciation and amortization as compared to the prior year. For 2016, working capital decreased $80.9 million compared to a decrease of $25.1 million in 2015. Receivables decreased from December 31, 2015 by $38.5 million primarily as a result of receivables sold under the new AR Facilities, which was partially offset by higher sales in the fourth quarter of 2016 compared with fourth quarter of 2015.

Capital spending was $278.0 million, $130.9 million and $71.8 million in 2016, 2015 and 2014, respectively.  The increased capital spending in 2016 and 2015 was primarily due to capital spending of the Acquired Business of $187.8 million and $26.6 million, respectively. Capital spending in 2016 included approximately $35 million of synergy-related capital we believe is necessary to realize the anticipated synergies. Capital spending was 64%, 66% and 58% of depreciation in 2016, 2015 and 2014, respectively.

In 2017, we expect our capital spending to be in the $300 million to $350 million range, which includes approximately $30 million of synergy-related capital which we believe is necessary to realize the anticipated synergies. In 2017, we also expect to make payments of $209.4 million associated with long-term supply contracts.

On April 24, 2014, our board of directors authorized a new share repurchase program for up to 8 million shares of common stock that will terminate on April 24, 2017 for any remaining shares not yet repurchased.  No shares were purchased and retired in 2016 or 2015. We repurchased and retired 2.5 million shares in 2014 at a cost of $64.8 million.  As of December 31, 2016, we had repurchased a total of 1.9 million shares under the April 2014 program, and 6.1 million shares remained authorized to be purchased.  The repurchases will be effected from time to time on the open market, or in privately negotiated transactions. Under the Merger Agreement relating to the Acquisition, we were restricted from repurchasing shares of our common stock prior to the consummation of the Acquisition. For a period of two years subsequent to the Closing Date, we will continue to be subject to certain restrictions on our ability to conduct share repurchases.

In August 2014, we redeemed our $150.0 million 2019 Notes, which would have matured on August 15, 2019. We recognized interest expense of $9.5 million for the call premium ($6.7 million), the write-off of unamortized deferred debt issuance costs ($2.1 million) and unamortized discount ($0.7 million) related to this action during 2014. On June 24, 2014, we entered into a five-year $415.0 million senior credit facility consisting of a $265.0 million senior revolving credit facility, which replaced our previous $265.0 million senior revolving credit facility, and a $150.0 million delayed-draw term loan facility. In August 2014, we drew the entire $150.0 million of the term loan and used the proceeds to redeem our 2019 Notes. In 2015 and 2014, we repaid $2.8 million and $0.9 million, respectively, under the required quarterly installments of the $150.0 million term loan facility and, on the Closing Date of the Acquisition, the remaining $146.3 million was refinanced using the proceeds of the new senior credit facility. We recognized interest expense of $0.5 million for the write-off of unamortized deferred debt issuance costs related to this action in conjunction with the Acquisition.

Pursuant to a note purchase agreement dated December 22, 1997, SunBelt sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G.  We refer to these notes as the SunBelt Notes.  The SunBelt Notes bear interest at a rate of 7.23% per annum, payable semi-annually in arrears on each June 22 and December 22.  Beginning on December 22, 2002 and each year through 2017, SunBelt is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes and of which $6.1 million is attributable to the Series G Notes.  In December 2016, 2015 and 2014, $12.2 million was repaid on these SunBelt Notes.

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

In June 2016, we repaid $125.0 million of 2016 Notes, which became due.

At December 31, 2016, we had total letters of credit of $73.3 million outstanding, of which $16.6 million were issued under our $500.0 million senior revolving credit facility.  The letters of credit were used to support certain long-term debt, certain workers compensation insurance policies, certain plant closure and post-closure obligations and certain international pension funding requirements.

Our current debt structure is used to fund our business operations.  As of December 31, 2016, we had long-term borrowings, including the current installment and capital lease obligations, of $3,617.6 million, of which $2,238.4 million was at variable rates.  Annual maturities of long-term debt, including capital lease obligations, are $80.3 million in 2017, $691.9 million in 2018, $345.7 million in 2019, $980.3 million in 2020, $0.2 million in 2021 and a total of $1,576.1 million thereafter. Commitments from banks under our senior revolving credit facility are an additional source of liquidity. Included within the $3,617.6 million of long-term borrowings on the consolidated balance sheet as of December 31, 2016 were deferred debt issuance costs, deferred gains and losses on fair value interest rate swaps and unamortized fair value premium of $56.9 million.

In April 2016, we entered into three tranches of forward starting interest rate swaps whereby we agreed to pay fixed rates to the counterparties who, in turn, pay us floating rates on $1,100.0 million, $900.0 million, and $400.0 million of our underlying floating-rate debt obligations. Each tranche’s term length is for twelve months beginning on December 31, 2016, December 31, 2017, and December 31, 2018, respectively. The counterparties to the agreements are SMBC Capital Markets, Inc., Wells Fargo Bank, N.A. (Wells Fargo), PNC Bank, National Association, and Toronto-Dominion Bank. These counterparties are large financial institutions; however, the risk of loss to us in the event of nonperformance by a counterparty could be significant to our financial position or results of operations. We have designated the swaps as cash flow hedges of the risk of changes in interest payments associated with our variable rate borrowings. Accordingly, the swap agreements have been recorded at their fair market value of $9.6 million and are included in other current assets and other assets on the accompanying consolidated balance sheet, with the corresponding gain deferred as a component of other comprehensive loss. No gain or loss has been recorded in earnings as a result of ineffectiveness.

In April 2016, we entered into interest rate swaps on $250.0 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to the counterparties who, in turn, pay us fixed rates.  The counterparties to these agreements are Toronto-Dominion Bank and SMBC Capital Markets, Inc., both of which are major financial institutions.

In October 2016, we entered into interest rate swaps on an additional $250.0 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to the counterparties who, in turn, pay us fixed rates.  The counterparties to these agreements are PNC Bank, National Association and Wells Fargo, both of which are major financial institutions.

We have designated the April 2016 and October 2016 interest rate swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of our fixed rate borrowings. Accordingly, the swap agreements have been recorded at their fair market value of $28.5 million and are included in other long-term liabilities on the accompanying consolidated balance sheet, with a corresponding decrease in the carrying amount of the related debt. For the year ended December 31, 2016, $2.6 million of income has been recorded to interest expense on the accompanying consolidated statement of operations related to these swap agreements. No gain or loss has been recorded in earnings as a result of ineffectiveness.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million which will be recognized through 2017. As of December 31, 2016, $0.1 million of this gain was included in current installments of long-term debt.

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

Our long-term contractual commitments, including the on and off-balance sheet arrangements, consisted of the following:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in millions)
Debt obligations, including capital lease obligations(a)	$3,674.5	$80.3	$1,037.6	$980.5	$1,576.1
Interest payments under debt obligations and interest rate swap agreements(b)	1,139.5	186.1	332.3	287.6	333.5
Contingent tax liability	41.3	12.3	6.1	4.0	18.9
Qualified pension plan contributions(c)	5.0	5.0	—	—	—
Non-qualified pension plan payments	5.5	0.6	1.1	0.9	2.9
Postretirement benefit payments	52.2	5.2	9.1	7.2	30.7
Off-Balance Sheet Commitments:
Non-cancelable operating leases	339.6	78.8	117.8	65.4	77.6
Long-term supply contracts	674.4	209.4	—	465.0	—
Purchasing commitments:
Raw materials	5,588.2	596.9	1,011.4	987.7	2,992.2
Capital expenditures	5.7	5.7	—	—	—
Utilities	1.9	0.5	0.9	0.5	—
Total	$11,527.8	$1,180.8	$2,516.3	$2,798.8	$5,031.9

(a)	Excludes debt issuance costs, deferred gains and losses on fair value interest rate swaps and unamortized fair value premium of $56.9 million.

(b)	For the purposes of this table, we have assumed for all periods presented that there are no changes in the rates from those in effect at December 31, 2016 which ranged from 0.25% to 10.00%.

(c)
These amounts are only estimated payments assuming for our domestic qualified pension plan an annual expected rate of return on pension plan assets of 7.75%, and a discount rate on pension plan obligations of 4.1% and for our foreign qualified pension plans a weighted average annual expected rate of return on pension plan assets of 6.0%, and a discount rate on pension plan obligations of 2.3%.  These estimated payments are subject to significant variation and the actual payments may be more than the amounts estimated.  Given the inherent uncertainty as to actual minimum funding requirements for qualified defined benefit pension plans, no amounts are included in this table for any period beyond one year.  During 2016, we made a discretionary cash contribution to our domestic qualified defined benefit pension plan of $6.0 million. Based on the current funding requirements, we will not be required to make any cash contributions to the domestic qualified defined benefit pension plan at least through 2017.  In connection with international qualified defined benefit pension plans we made cash contributions of $1.3 million and $0.9 million in 2016 and 2015, respectively, and we anticipate less than $5 million of cash contributions to international qualified defined benefit pension plans in 2017.  See discussion on MAP-21 and HATFA 2014 in “Pension Plans” in the notes to consolidated financial statements contained in Item 8.

Non-cancelable operating leases and purchasing commitments are utilized in our normal course of business for our projected needs.  In connection with the Acquisition, certain additional agreements have been entered into with TDCC, including long-term purchase agreements for raw materials. These agreements are maintained through long-term cost based contracts that provide us with a reliable supply of key raw materials. Key raw materials received from TDCC include ethylene, electricity, propylene and benzene. For losses that we believe are probable and which are estimable, we have accrued for such amounts in our consolidated balance sheets.  In addition to the table above, we have various commitments and contingencies including: defined benefit and postretirement healthcare plans (as described below), environmental matters (see discussion above under “Environmental Matters”) and litigation claims (see Item 3—“Legal Proceedings”).

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

We also have standby letters of credit of $73.3 million of which $16.6 million have been issued through our senior revolving credit facility.  At December 31, 2016, we had $483.4 million available under our senior revolving credit facility.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities.  Significant estimates in our consolidated financial statements include goodwill recoverability, environmental, restructuring and other unusual items, litigation, income tax reserves including deferred tax asset valuation allowances, pension, postretirement and other benefits and allowance for doubtful accounts.  We base our estimates on prior experience, current facts and circumstances and other assumptions.  Actual results may differ from these estimates.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Goodwill

Goodwill is not amortized, but is reviewed for impairment annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.  ASC 350 “Intangibles—Goodwill and Other” permits entities to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. Circumstances that are considered as part of the qualitative assessment and could trigger the two-step impairment test include, but are not limited to:  a significant adverse change in the business climate; a significant adverse legal judgment; adverse cash flow trends; an adverse action or assessment by a government agency; unanticipated competition; decline in our stock price; and a significant restructuring charge within a reporting unit.  We define reporting units at the business segment level or one level below the business segment level.  For purposes of testing goodwill for impairment, goodwill has been allocated to our reporting units to the extent it relates to each reporting unit.

It is our practice, at a minimum, to perform a quantitative goodwill impairment test in the fourth quarter every three years. In the fourth quarter of 2016, we performed a quantitative goodwill impairment test for our reporting units. We use a discounted cash flow approach to develop the estimated fair value of a reporting unit when a quantitative review is performed.  Management judgment is required in developing the assumptions for the discounted cash flow model.  We also corroborate our discounted cash flow analysis by evaluating a market-based approach that considers earnings before interest, taxes, depreciation and amortization (EBITDA) multiples from a representative sample of comparable public companies.  As a further indicator that each reporting unit has been valued appropriately using a discounted cash flow model, the aggregate fair value of all reporting units is reconciled to the total market value of Olin. An impairment would be recorded if the carrying amount of a reporting unit exceeded the estimated fair value. Based on the aforementioned analysis, the estimated fair value of our reporting units substantially exceeded the carrying value of the reporting units. No impairment charges were recorded for 2016, 2015 or 2014.

The discount rate, profitability assumptions and terminal growth rate of our reporting units and the cyclical nature of the chlor alkali industry were the material assumptions utilized in the discounted cash flow model used to estimate the fair value of each reporting unit.  The discount rate reflects a weighted-average cost of capital, which is calculated based on observable market data.  Some of this data (such as the risk free or treasury rate and the pretax cost of debt) are based on the market data at a point in time.  Other data (such as the equity risk premium) are based upon market data over time for a peer group of companies in the chemical manufacturing or distribution industries with a market capitalization premium added, as applicable.

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

We believe the assumptions used in our goodwill impairment analysis are appropriate and result in reasonable estimates of the implied fair value of each reporting unit.  However, given the economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions, made for purposes of our goodwill impairment testing, will prove to be an accurate prediction of the future.  In order to evaluate the sensitivity of the fair value calculation on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair value of each reporting unit. We also applied a hypothetical decrease of 100-basis points in our terminal growth rate or an increase of 100-basis points in our weighted-average cost of capital to test the fair value calculation. In all cases, the estimated fair value of our reporting units derived in these sensitivity calculations exceeded the carrying value in excess of 10%. If our assumptions regarding future performance are not achieved, we may be required to record goodwill impairment charges in future periods.  It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

Pension and Postretirement Plans

We account for our defined benefit pension plans and non-pension postretirement benefit plans using actuarial models required by ASC 715.  These models use an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over the average remaining service lives of the employees in the plan.  Changes in liability due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as actuarial gains or losses.  The principle underlying the required attribution approach is that employees render service over their average remaining service lives on a relatively smooth basis and, therefore, the accounting for benefits earned under the pension or non-pension postretirement benefits plans should follow the same relatively smooth pattern.  Substantially all domestic defined benefit pension plan participants are no longer accruing benefits; therefore, actuarial gains and losses are amortized based upon the remaining life expectancy of the inactive plan participants.  For both the years ended December 31, 2016 and 2015, the average remaining life expectancy of the inactive participants in the domestic defined benefit pension plan was 19 years.

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

Changes in pension costs may occur in the future due to changes in these assumptions resulting from economic events.  For example, holding all other assumptions constant, a 100-basis point decrease or increase in the assumed long-term rate of return on plan assets for our domestic qualified defined benefit pension plan would have decreased or increased, respectively, the 2016 defined benefit pension plan income by approximately $19.8 million.  Holding all other assumptions constant for our domestic qualified defined benefit pension plan, a 50-basis point decrease in the discount rate used to calculate pension income for 2016 and the projected benefit obligation as of December 31, 2016 would have decreased pension income by $0.7 million and increased the projected benefit obligation by $147.0 million.  A 50-basis point increase in the discount rate used to calculate pension income for 2016 and the projected benefit obligation as of December 31, 2016 for our domestic qualified defined benefit pension plan would have increased pension income by $0.8 million and decreased the projected benefit obligation by $133.0 million.  For additional information on long-term rates of return, discount rates and projected healthcare costs projections, see “Pension Plans” and “Postretirement Benefits” in the notes to the consolidated financial statements contained in Item 8.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” which amends ASC 350 “Intangibles—Goodwill and Other.” This update will simplify the measurement of goodwill impairment by eliminating Step 2 from the goodwill impairment test. This update will require an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carry amount exceeds the reporting unit’s fair value. The update does not modify the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The guidance in this update is applied on a prospective basis with earlier application permitted. We are currently evaluating the effect of this update on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” which amends ASC 230 “Statement of Cash Flows.” This update will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The update is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. We are currently evaluating the effect of this update on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting,” which amends ASC 718 “Compensation—Stock Compensation.” This update will simplify the income tax consequences, accounting for forfeitures and classification on the statements of cash flows of share-based payment arrangements. This standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with earlier application permitted. We will adopt this update in the first quarter of 2017.

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

In May 2015, the FASB issued ASU 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (ASU 2015-07) which amends ASC 820 “Fair Value Measurement.”  This update removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments removed the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient.  This update is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years and impacts the disclosure requirements surrounding certain assets held by our pension plans. The new guidance will be applied on a retrospective basis. We adopted ASU 2015-07 on January 1, 2016 which was applied retrospectively, and, therefore, all prior periods have been retrospectively adjusted.

In April 2015, the FASB issued ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs” and, in August 2015, the FASB issued ASU 2015-15 “Interest—Imputation of Interest,” which both amend ASC 835-30 “Interest—Imputation of Interest.” These updates require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability while debt issuance costs related to line-of-credit arrangements will continue to be presented as an asset. We adopted ASU 2015-03 and ASU 2015-15 on January 1, 2016 which required retrospective application. As of December 31, 2015, debt issuance costs of $31.4 million were reclassified within our consolidated balance sheet from other assets to long-term debt and $1.5 million were reclassified within our consolidated balance sheet from other assets to current installments of long-term debt.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (ASU 2014-09), which amends ASC 605 “Revenue Recognition” and creates a new topic, ASC 606 “Revenue from Contracts with Customers” (ASC 606). Subsequent to the issuance of ASU 2014-09, ASC 606 was amended by various updates that amend and clarify the impact and implementation of the aforementioned standard. These updates provide guidance on how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Upon initial application, the provisions of these updates are required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. These updates also expand the disclosure requirements surrounding revenue recorded from contracts with customers. These updates are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We continue to evaluate the impact these updates will have on our consolidated financial statements. Based on the analysis conducted to date, we believe the most significant impact the updates will have will be on our accounting policies and disclosures on revenue recognition. Preliminarily, we do not expect that these updates will materially impact our consolidated financial statements and we have not yet determined the method of application we will use.

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

The company actively manages currency exposures that are associated with net monetary asset positions, currency purchases and sales commitments denominated in foreign currencies and foreign currency denominated assets and liabilities created in the normal course of business. We enter into forward sales and purchase contracts to manage currency to offset our net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of our operations. At December 31, 2016 we had outstanding forward contracts to buy foreign currency with a notional value of $73.2 million and to sell foreign currency with a notional value of $100.8 million. All of the currency derivatives expire within one year and are for USD equivalents. The counterparties to the forward contracts were large financial institutions; however, the risk of loss to us in the event of nonperformance by a counterparty could be significant to our financial position or results of operations. At December 31, 2015, we had outstanding forward contracts to buy foreign currency with a notional value of $21.7 million and to sell foreign currency with a notional value of $10.1 million.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy costs used in our manufacturing process.  For derivative instruments that are designated and qualify as a cash flow hedge, the change in fair value of the derivative is recognized as a component of other comprehensive (loss) income until the hedged item is recognized into earnings.  Gains and losses on the derivatives representing hedge ineffectiveness are recognized currently in earnings.  Losses on settled derivative contracts were $5.8 million ($3.6 million, net of taxes), $9.7 million ($5.9 million, net of taxes) and $1.8 million ($1.1 million, net of taxes) in 2016, 2015 and 2014, respectively, which were included in cost of goods sold.  At December 31, 2016, we had open positions in futures contracts through 2021 totaling $101.6 million (2015—$63.6 million).  If all open futures contracts had been settled on December 31, 2016, we would have recognized a pretax gain of $11.1 million.

At December 31, 2016, accumulated other comprehensive loss included a gain, net of taxes, in fair value on commodity derivative contracts of $6.8 million.  If commodity prices were to remain at the levels they were at December 31, 2016, approximately $6.2 million of deferred gains, net of tax, would be reclassified into earnings during the next twelve months.  The actual effect on earnings will be dependent on commodity prices when the forecasted transactions occur.  At December 31, 2015, accumulated other comprehensive loss included a loss, net of taxes, in fair value on commodity forward contracts of $6.9 million.

We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels.  The accounting for gains and losses associated with changes in fair value of the derivative and the effect on the consolidated financial statements will depend on the hedge designation and whether the hedge is effective in offsetting changes in fair value of cash flows of the asset or liability being hedged.  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps.  As of December 31, 2016 and 2015, the total notional amounts of our interest rate swaps designated as fair value hedges were $500.0 million and zero, respectively.

We also use interest rate swaps as a means of minimizing significant unanticipated earnings fluctuations that may arise from volatility in interest rates of our variable-rate borrowings. For derivative instruments that are designated and qualify as a cash flow hedge, the change in fair value of the derivative is recognized as a component of other comprehensive (loss) income until the hedged item is recognized into earnings.  Gains and losses on the derivatives representing hedge ineffectiveness are recognized currently in earnings. At December 31, 2016, we had open interest rate swaps designated as cash flow hedges with maximum terms through 2019. If all open futures contracts had been settled on December 31, 2016, we would have recognized a pretax gain of $9.6 million. If interest rates were to remain at December 31, 2016 levels, $1.1 million of deferred gains would be reclassified into earnings during the next twelve months. The actual effect on earnings will be dependent on actual interest rates when the forecasted transactions occur.

The fair value of our derivative asset and liability balances were:

	December 31,
	2016	2015
	($ in millions)
Other current assets	$13.5	$1.2
Other assets	7.7	—
Total derivative asset	$21.2	$1.2
Current installments of long-term debt	$0.1	$1.2
Accrued liabilities	1.2	11.6
Long-term debt	—	0.4
Other liabilities	28.5	—
Total derivative liability	$29.8	$13.2

The ineffective portion of changes in fair value resulted in zero charged or credited to earnings for the years ended December 31, 2016, 2015 and 2014.

Our foreign currency forward contracts and certain commodity derivatives did not meet the criteria to qualify for hedge accounting.  The effect on operating results of items not qualifying for hedge accounting was a charge of $11.5 million, $2.1 million and $1.4 million in 2016, 2015 and 2014, respectively.

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

Energy costs, including electricity and natural gas, and certain raw materials used in our production processes are subject to price volatility.  Depending on market conditions, we may enter into futures contracts, forward contracts, commodity swaps and put and call option contracts in order to reduce the impact of commodity price fluctuations.  As of December 31, 2016, we maintained open positions on commodity contracts with a notional value totaling $101.6 million ($63.6 million at December 31, 2015).  Assuming a hypothetical 10% increase in commodity prices, which are currently hedged, as of December 31, 2016, we would experience a $10.2 million ($6.4 million at December 31, 2015) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.

We transact business in various foreign currencies other than the USD which exposes us to movements in exchange rates which may impact revenue and expenses, assets and liabilities and cash flows. Our significant foreign currency exposure is denominated with European currencies, primarily the Euro, although exposures also exist in other currencies of Asia Pacific, Latin America, Middle East and Africa. For all derivative positions, we evaluated the effects of a 10% shift in exchange rates between those currencies and the USD, holding all other assumptions constant. Unfavorable currency movements of 10% would negatively affect the fair values of the derivatives held to hedge currency exposures by $16.1 million. These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities.  Our current debt structure is used to fund business operations, and commitments from banks under our senior revolving credit facility are a source of liquidity.  As of December 31, 2016, we had long-term borrowings, including current installments and capital lease obligations, of $3,617.6 million ($3,848.8 million at December 31, 2015) of which $2,238.4 million ($2,305.9 million at December 31, 2015) was issued at variable rates.

In April 2016, we entered into three tranches of forward starting interest rate swaps whereby we agreed to pay fixed rates to the counterparties who, in turn, pay us floating rates on $1,100.0 million, $900.0 million and $400.0 million of our underlying floating-rate debt obligations. Each tranche’s term length is for twelve months beginning on December 31, 2016, December 31, 2017 and December 31, 2018, respectively. The counterparties to the agreements are SMBC Capital Markets, Inc., Wells Fargo, PNC Bank, National Association, and Toronto-Dominion Bank. These counterparties are large financial institutions; however, the risk of loss to us in the event of nonperformance by a counterparty could be significant to our financial position or results of operations.

In April 2016, we entered into interest rate swaps on $250.0 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to the counterparties, who, in turn, pay us fixed rates. The counterparties to these agreements are Toronto-Dominion Bank and SMBC Capital Markets, Inc., both of which are major financial institutions.

In October 2016, we also entered into interest rate swaps on an additional $250.0 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to the counterparties who, in turn, pay us fixed rates.  The counterparties to these agreements are PNC Bank, National Association and Wells Fargo, both of which are major financial institutions.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million which will be recognized through 2017. As of December 31, 2016, $0.1 million of this gain was included in current installments of long-term debt.

Assuming no changes in the $2,238.4 million of variable-rate debt levels from December 31, 2016, we estimate that a hypothetical change of 100-basis points in the LIBOR interest rates from 2016 would impact annual interest expense by $22.4 million. A portion of this hypothetical change would be offset by our interest rate swaps.

Our interest rate swaps reduced interest expense by $3.7 million, $2.8 million and $2.9 million in 2016, 2015 and 2014, respectively.

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

The management of Olin Corporation has assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2016.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013) to guide our analysis and assessment.  Based on our assessment as of December 31, 2016, the company’s internal control over financial reporting was effective based on those criteria.

Our independent registered public accountants, KPMG LLP, have audited and issued a report on our internal control over financial reporting, which appears in this Form 10-K.

/s/ John E. Fischer
President and Chief Executive Officer

/s/ Todd A. Slater
Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Olin Corporation:

We have audited the accompanying consolidated balance sheets of Olin Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited Olin Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Olin Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Olin Corporation’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Olin Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Olin Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

St. Louis, Missouri
February 27, 2017

CONSOLIDATED BALANCE SHEETS
December 31
(In millions, except per share data)

Assets	2016	2015
Current assets:
Cash and cash equivalents	$184.5	$392.0
Receivables, net	675.0	783.4
Income taxes receivable	25.5	32.9
Inventories	630.4	685.2
Other current assets	30.8	39.9
Total current assets	1,546.2	1,933.4
Property, plant and equipment, net	3,704.9	3,953.4
Deferred income taxes	119.5	95.9
Other assets	644.4	454.6
Intangible assets, net	629.6	677.5
Goodwill	2,118.0	2,174.1
Total assets	$8,762.6	$9,288.9
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$80.5	$205.0
Accounts payable	570.8	608.2
Income taxes payable	7.5	4.9
Accrued liabilities	263.8	328.1
Total current liabilities	922.6	1,146.2
Long-term debt	3,537.1	3,643.8
Accrued pension liability	638.1	648.9
Deferred income taxes	1,032.5	1,095.2
Other liabilities	359.3	336.0
Total liabilities	6,489.6	6,870.1
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share:
Authorized, 240.0 shares;
Issued and outstanding, 165.4 shares (165.1 in 2015)	165.4	165.1
Additional paid-in capital	2,243.8	2,236.4
Accumulated other comprehensive loss	(510.0)	(492.5)
Retained earnings	373.8	509.8
Total shareholders’ equity	2,273.0	2,418.8
Total liabilities and shareholders’ equity	$8,762.6	$9,288.9

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31
(In millions, except per share data)

	2016	2015	2014
Sales	$5,550.6	$2,854.4	$2,241.2
Operating expenses:
Cost of goods sold	4,923.7	2,486.8	1,853.2
Selling and administration	323.2	186.3	166.1
Restructuring charges	112.9	2.7	15.7
Acquisition-related costs	48.8	123.4	4.2
Other operating income	10.6	45.7	1.5
Operating income	152.6	100.9	203.5
Earnings of non-consolidated affiliates	1.7	1.7	1.7
Interest expense	191.9	97.0	43.8
Interest income	3.4	1.1	1.3
Income (loss) from continuing operations before taxes	(34.2)	6.7	162.7
Income tax (benefit) provision	(30.3)	8.1	57.7
Income (loss) from continuing operations	(3.9)	(1.4)	105.0
Income from discontinued operations, net	—	—	0.7
Net (loss) income	$(3.9)	$(1.4)	$105.7
Net (loss) income per common share:
Basic (loss) income per common share:
Income (loss) from continuing operations	$(0.02)	$(0.01)	$1.33
Income from discontinued operations, net	—	—	0.01
Net (loss) income	$(0.02)	$(0.01)	$1.34
Diluted (loss) income per common share:
Income (loss) from continuing operations	$(0.02)	$(0.01)	$1.32
Income from discontinued operations, net	—	—	0.01
Net (loss) income	$(0.02)	$(0.01)	$1.33
Average common shares outstanding:
Basic	165.2	103.4	78.6
Diluted	165.2	103.4	79.7
The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years ended December 31
(In millions)

	2016	2015	2014
Net (loss) income	$(3.9)	$(1.4)	$105.7
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net	(12.0)	(9.8)	(1.8)
Unrealized gains (losses) on derivative contracts, net	19.7	(2.7)	(5.1)
Pension and postretirement liability adjustments, net	(37.5)	(78.8)	(86.6)
Amortization of prior service costs and actuarial losses, net	12.3	41.9	15.5
Total other comprehensive loss, net of tax	(17.5)	(49.4)	(78.0)
Comprehensive (loss) income	$(21.4)	$(50.8)	$27.7

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In millions, except per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares Issued	Par Value
Balance at January 1, 2014	79.4	$79.4	$838.8	$(365.1)	$548.0	$1,101.1
Net income	—	—	—	—	105.7	105.7
Other comprehensive loss	—	—	—	(78.0)	—	(78.0)
Dividends paid:
Common stock ($0.80 per share)	—	—	—	—	(63.0)	(63.0)
Common stock repurchased and retired	(2.5)	(2.5)	(62.3)	—	—	(64.8)
Common stock issued for:
Stock options exercised	0.5	0.5	11.6	—	—	12.1
Other transactions	—	—	(1.4)	—	—	(1.4)
Stock-based compensation	—	—	1.6	—	—	1.6
Balance at December 31, 2014	77.4	77.4	788.3	(443.1)	590.7	1,013.3
Net loss	—	—	—	—	(1.4)	(1.4)
Other comprehensive loss	—	—	—	(49.4)	—	(49.4)
Dividends paid:
Common stock ($0.80 per share)	—	—	—	—	(79.5)	(79.5)
Common stock issued for:
Stock options exercised	0.1	0.1	3.0	—	—	3.1
Other transactions	0.1	0.1	2.2	—	—	2.3
Business acquired in purchase transaction, net of issuance costs	87.5	87.5	1,438.0	—	—	1,525.5
Stock-based compensation	—	—	4.9	—	—	4.9
Balance at December 31, 2015	165.1	165.1	2,236.4	(492.5)	509.8	2,418.8
Net loss	—	—	—	—	(3.9)	(3.9)
Other comprehensive loss	—	—	—	(17.5)	—	(17.5)
Dividends paid:
Common stock ($0.80 per share)	—	—	—	—	(132.1)	(132.1)
Common stock issued for:
Stock options exercised	0.3	0.3	3.8	—	—	4.1
Other transactions	—	—	(0.8)	—	—	(0.8)
Stock-based compensation	—	—	4.4	—	—	4.4
Balance at December 31, 2016	165.4	$165.4	$2,243.8	$(510.0)	$373.8	$2,273.0

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31 (In millions)

	2016	2015	2014
Operating Activities
Net (loss) income	$(3.9)	$(1.4)	$105.7
Adjustments to reconcile net (loss) income to net cash and cash equivalents provided by (used for) operating activities:
Earnings of non-consolidated affiliates	(1.7)	(1.7)	(1.7)
Losses (gains) on disposition of property, plant and equipment	0.7	(25.2)	(1.1)
Stock-based compensation	7.5	7.6	5.1
Depreciation and amortization	533.5	228.9	139.1
Deferred income taxes	(32.7)	5.6	31.0
Write-off of equipment and facility included in restructuring charges	76.6	0.5	3.3
Qualified pension plan contributions	(7.3)	(0.9)	(0.8)
Qualified pension plan income	(37.5)	(32.0)	(28.5)
Change in assets and liabilities:
Receivables	38.5	(115.1)	25.8
Income taxes receivable/payable	10.7	(12.6)	(27.8)
Inventories	23.9	(1.7)	(23.6)
Other current assets	20.9	(30.6)	1.7
Accounts payable and accrued liabilities	(13.1)	185.1	(38.5)
Other assets	(4.3)	37.6	5.2
Other noncurrent liabilities	(12.1)	(32.5)	(33.2)
Other operating activities	3.5	5.5	(2.5)
Net operating activities	603.2	217.1	159.2
Investing Activities
Capital expenditures	(278.0)	(130.9)	(71.8)
Business acquired and related transactions, net of cash acquired	(69.5)	(408.1)	—
Payments under long-term supply contract	(175.7)	—	—
Proceeds from sale/leaseback of equipment	40.4	—	—
Proceeds from disposition of property, plant and equipment	0.5	26.2	5.6
Proceeds from disposition of investments in non-consolidated equity affiliate	8.8	8.8	—
Restricted cash activity, net	—	—	4.2
Other investing activities	—	—	0.3
Net investing activities	(473.5)	(504.0)	(61.7)
Financing Activities
Long-term debt:
Borrowings	230.0	1,275.0	150.0
Repayments	(435.3)	(730.7)	(162.4)
Earn out payment - SunBelt	—	—	(14.8)
Common stock repurchased and retired	—	—	(64.8)
Stock options exercised	0.5	2.2	6.6
Excess tax benefits from stock-based compensation	0.4	0.4	1.1
Dividends paid	(132.1)	(79.5)	(63.0)
Debt and equity issuance costs	(1.0)	(45.2)	(1.2)
Net financing activities	(337.5)	422.2	(148.5)
Effect of exchange rate changes on cash and cash equivalents	0.3	(0.1)	—
Net (decrease) increase in cash and cash equivalents	(207.5)	135.2	(51.0)
Cash and cash equivalents, beginning of year	392.0	256.8	307.8
Cash and cash equivalents, end of year	$184.5	$392.0	$256.8
Cash paid for interest and income taxes:
Interest	$200.8	$32.3	$36.8
Income taxes, net of refunds	$(2.6)	$5.3	$49.0

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

On October 5, 2015 (the Closing Date), we acquired from The Dow Chemical Company (TDCC) its U.S. Chlor Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses (collectively, the Acquired Business), whose operating results are included in the accompanying financial statements since the Closing Date. For segment reporting purposes, a portion of the Acquired Business’s operating results comprise the Epoxy segment with the remaining operating results combined with Olin’s Chlor Alkali Products and Chemical Distribution segments to comprise the Chlor Alkali Products and Vinyls segment.

ACCOUNTING POLICIES

The preparation of the consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes.  Actual results could differ from those estimates.

Basis of Presentation

The consolidated financial statements include the accounts of Olin and all majority-owned subsidiaries. Investment in our affiliates are accounted for on the equity method.  Accordingly, we include only our share of earnings or losses of these affiliates in consolidated net (loss) income.  Certain reclassifications were made to prior year amounts to conform to the 2016 presentation.

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

Acquisition-related Costs

Acquisition-related costs include advisory, legal, accounting and other professional fees incurred in connection with the purchase and integration of our acquisitions. Acquisition-related costs also may include costs which arise as a result of acquisitions, including contractual change in control provisions, contract termination costs, compensation payments related to the acquisition or pension and other postretirement benefit plan settlements. Acquisition-related costs for the years ended December 31, 2016, 2015 and 2014 of $48.8 million, $123.4 million and $4.2 million, respectively, were associated with the Acquisition.

Other Operating Income

Other operating income consists of miscellaneous operating income items, which are related to our business activities, and gains (losses) on disposition of property, plant and equipment.

Included in other operating income were the following:

	Years Ended December 31,
	2016	2015	2014
	($ in millions)
Gains (losses) on disposition of property, plant and equipment, net	$(0.7)	$(0.6)	$0.2
Gains on insurance recoveries	11.0	46.0	—
Gain on resolution of a contract matter	—	—	1.0
Other	0.3	0.3	0.3
Other operating income	$10.6	$45.7	$1.5

The gains on insurance recoveries in 2016 included insurance recoveries for property damage and business interruption related to a 2008 Henderson, NV chlor alkali facility incident. The gains on insurance recoveries in 2015 included insurance recoveries for property damage and business interruption of $42.3 million related to the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014 and $3.7 million related to the McIntosh, AL chlor alkali facility.

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

Short-Term Investments

We classify our marketable securities as available-for-sale, which are reported at fair market value with unrealized gains and losses included in accumulated other comprehensive loss, net of applicable taxes.  The fair value of marketable securities is determined by quoted market prices.  Realized gains and losses on sales of investments, as determined on the specific identification method, and declines in value of securities judged to be other-than-temporary are included in other income (expense) in the consolidated statements of operations.  Interest and dividends on all securities are included in interest income and other income (expense), respectively. As of December 31, 2016 and 2015, we had no short-term investments recorded on our consolidated balance sheets.

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

The activity of our asset retirement obligation was as follows:

	December 31,
	2016	2015
	($ in millions)
Beginning balance	$53.5	$54.4
Accretion	3.1	3.6
Spending	(8.8)	(8.2)
Currency translation adjustments	0.2	(1.1)
Acquisition activity	—	1.7
Adjustments	7.4	3.1
Ending balance	$55.4	$53.5

At December 31, 2016 and 2015, our consolidated balance sheets included an asset retirement obligation of $42.8 million and $46.2 million, respectively, which were classified as other noncurrent liabilities.

In 2016, we had net adjustments that increased the asset retirement obligation by $7.4 million, which were primarily comprised of increases in estimated costs for certain assets. In 2015, we had net adjustments that increased the asset retirement obligation by $3.1 million, which were primarily due to changes in the estimated timing of payments for certain assets.

Comprehensive Income (Loss)

Accumulated other comprehensive loss consists of foreign currency translation adjustments, pension and postretirement liability adjustments, pension and postretirement amortization of prior service costs and actuarial losses and net unrealized (losses) gains on derivative contracts.

Goodwill

Goodwill is not amortized, but is reviewed for impairment annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.  Accounting Standards Codification (ASC) 350 “Intangibles—Goodwill and Other” permits entities to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. Circumstances that are considered as part of the qualitative assessment and could trigger the two-step impairment test include, but are not limited to:  a significant adverse change in the business climate; a significant adverse legal judgment; adverse cash flow trends; an adverse action or assessment by a government agency; unanticipated competition; decline in our stock price; and a significant restructuring charge within a reporting unit.  We define reporting units at the business segment level or one level below the business segment level.  For purposes of testing goodwill for impairment, goodwill has been allocated to our reporting units to the extent it relates to each reporting unit.

It is our practice, at a minimum, to perform a quantitative goodwill impairment test in the fourth quarter every three years. In the fourth quarter of 2016, we performed a quantitative goodwill impairment test for our reporting units. We use a discounted cash flow approach to develop the estimated fair value of a reporting unit when a quantitative test is performed.  Management judgment is required in developing the assumptions for the discounted cash flow model.  We also corroborate our discounted cash flow analysis by evaluating a market-based approach that considers earnings before interest, taxes, depreciation and amortization (EBITDA) multiples from a representative sample of comparable public companies.  As a further indicator that each reporting unit has been valued appropriately using a discounted cash flow model, the aggregate fair value of all reporting units is reconciled to the total market value of Olin. An impairment would be recorded if the carrying amount exceeded the estimated fair value. Based on the aforementioned analysis, the estimated fair value of our reporting units substantially exceeded the carrying value of the reporting units. No impairment charges were recorded for 2016, 2015 or 2014.

The discount rate, profitability assumptions and terminal growth rate of our reporting units and the cyclical nature of the chlor alkali industry were the material assumptions utilized in the discounted cash flow model used to estimate the fair value of each reporting unit.  The discount rate reflects a weighted-average cost of capital, which is calculated based on observable market data.  Some of this data (such as the risk free or treasury rate and the pretax cost of debt) are based on the market data at a point in time.  Other data (such as the equity risk premium) are based upon market data over time for a peer group of companies in the chemical manufacturing or distribution industries with a market capitalization premium added, as applicable.

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

We believe the assumptions used in our goodwill impairment analysis are appropriate and result in reasonable estimates of the implied fair value of each reporting unit. However, given the economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions, made for purposes of our goodwill impairment testing will prove to be an accurate prediction of the future.  In order to evaluate the sensitivity of the fair value calculation on the goodwill impairment test, we applied a hypothetical 10% decrease to the fair value of each reporting unit. We also applied a hypothetical decrease of 100-basis points in our terminal growth rate or an increase of 100-basis points in our weighted-average cost of capital to test the fair value calculation. In all cases, the estimated fair value of our reporting units derived in these sensitivity calculations exceeded the carrying value in excess of 10%. If our assumptions regarding future performance are not achieved, we may be required to record goodwill impairment charges in future periods.  It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Intangible Assets

In conjunction with our acquisitions, we have obtained access to the customer contracts and relationships, trade names, acquired technology and other intellectual property of the acquired companies. These relationships are expected to provide economic benefit for future periods. Amortization expense is recognized on a straight-line basis over the estimated lives of the related assets. The amortization period of customer contracts and relationships, trade names, acquired technology and other intellectual property represents our best estimate of the expected usage or consumption of the economic benefits of the acquired assets, which is based on the company’s historical experience.

Intangible assets with finite lives are reviewed for impairment when conditions indicate that the carrying values of the assets may not be recoverable.  Circumstances that are considered as part of the qualitative assessment and could trigger a quantitative impairment test include, but are not limited to:  a significant adverse change in the business climate; a significant adverse legal judgment including asset specific factors; adverse cash flow trends; an adverse action or assessment by a government agency; unanticipated competition; decline in our stock price; and a significant restructuring charge within a reporting unit. Based upon our qualitative assessment, it is more likely than not that the fair value of our intangible assets are greater than the carrying amount as of December 31, 2016. No impairment of our intangible assets were recorded in 2016, 2015 or 2014.

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

Income Taxes

Deferred taxes are provided for differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is provided to offset deferred tax assets if, based on the available evidence, it is more likely than not that some or all of the value of the deferred tax assets will not be realized.

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

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels, defined by ASC 820 “Fair Value Measurement” (ASC 820), and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

Retirement-Related Benefits

We account for our defined benefit pension plans and non-pension postretirement benefit plans using actuarial models required by ASC 715 “Compensation-Retirement Benefits” (ASC 715).  These models use an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over the average remaining service lives of the employees in the plan.  Changes in liability due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as actuarial gains or losses.  The principle underlying the required attribution approach is that employees render service over their average remaining service lives on a relatively smooth basis and, therefore, the accounting for benefits earned under the pension or non-pension postretirement benefits plans should follow the same relatively smooth pattern.  Substantially all domestic defined benefit pension plan participants are no longer accruing benefits; therefore, actuarial gains and losses are amortized based upon the remaining life expectancy of the inactive plan participants.  For both the years ended December 31, 2016 and 2015, the average remaining life expectancy of the inactive participants in the domestic defined benefit pension plan was 19 years.

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

The fair value of each option granted, which typically vests ratably over three years, but not less than one year, was estimated on the date of grant, using the Black-Scholes option-pricing model with the following assumptions:

	2016	2015	2014
Dividend yield	6.09%	2.92%	3.13%
Risk-free interest rate	1.35%	1.69%	2.13%
Expected volatility	32%	34%	42%
Expected life (years)	6.0	6.0	7.0
Weighted-average grant fair value (per option)	$1.90	$6.80	$8.34
Weighted-average exercise price	$13.14	$27.40	$25.69
Shares granted	1,670,400	776,750	624,200

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” which amends ASC 350 “Intangibles—Goodwill and Other.” This update will simplify the measurement of goodwill impairment by eliminating Step 2 from the goodwill impairment test. This update will require an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carry amount exceeds the reporting unit’s fair value. The update does not modify the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The guidance in this update is applied on a prospective basis with earlier application permitted. We are currently evaluating the effect of this update on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments” which amends ASC 230 “Statement of Cash Flows.” This update will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The update is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. We are currently evaluating the effect of this update on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting,” which amends ASC 718 “Compensation—Stock Compensation.” This update will simplify the income tax consequences, accounting for forfeitures and classification on the statements of cash flows of share-based payment arrangements. This standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with earlier application permitted. We will adopt this update in the first quarter of 2017.

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

In May 2015, the FASB issued ASU 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (ASU 2015-07) which amends ASC 820 “Fair Value Measurement.”  This update removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments removed the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient.  This update is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years and impacts the disclosure requirements surrounding certain assets held by our pension plans. The new guidance will be applied on a retrospective basis. We adopted ASU 2015-07 on January 1, 2016 which was applied retrospectively, and, therefore, all prior periods have been retrospectively adjusted.

In April 2015, the FASB issued ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs” and, in August 2015, the FASB issued ASU 2015-15 “Interest—Imputation of Interest,” which both amend ASC 835-30 “Interest—Imputation of Interest.” These updates require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability while debt issuance costs related to line-of-credit arrangements will continue to be presented as an asset. We adopted ASU 2015-03 and ASU 2015-15 on January 1, 2016 which required retrospective application. As of December 31, 2015, debt issuance costs of $31.4 million were reclassified within our consolidated balance sheet from other assets to long-term debt and $1.5 million were reclassified within our consolidated balance sheet from other assets to current installments of long-term debt.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (ASU 2014-09), which amends ASC 605 “Revenue Recognition” and creates a new topic, ASC 606 “Revenue from Contracts with Customers” (ASC 606). Subsequent to the issuance of ASU 2014-09, ASC 606 was amended by various updates that amend and clarify the impact and implementation of the aforementioned standard. These updates provide guidance on how an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Upon initial application, the provisions of these updates are required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. These updates also expand the disclosure requirements surrounding revenue recorded from contracts with customers. These updates are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We continue to evaluate the impact these updates will have on our consolidated financial statements. Based on the analysis conducted to date, we believe the most significant impact the updates will have will be on our accounting policies and disclosures on revenue recognition. Preliminarily, we do not expect that these updates will materially impact our consolidated financial statements and we have not yet determined the method of application we will use.

ACQUISITION

On the Closing Date, Olin consummated the previously announced merger (the Merger), using a Reverse Morris Trust structure, of our wholly owned subsidiary, Blue Cube Acquisition Corp. (Merger Sub), with and into Blue Cube Spinco Inc. (Spinco), with Spinco as the surviving corporation and a wholly owned subsidiary of Olin, as contemplated by the Agreement and Plan of Merger (the Merger Agreement) dated March 26, 2015, among Olin, TDCC, Merger Sub and Spinco (collectively, the Acquisition). Pursuant to the Merger Agreement and a Separation Agreement dated March 26, 2015 between TDCC and Spinco (the Separation Agreement), prior to the Merger, (1) TDCC transferred the Acquired Business to Spinco and (2) TDCC distributed Spinco’s stock to TDCC’s shareholders by way of a split-off (the Distribution). Upon consummation of the transactions contemplated by the Merger Agreement and the Separation Agreement (the Transactions), the shares of Spinco common stock then outstanding were automatically converted into the right to receive approximately 87.5 million shares of Olin common stock, which were issued by Olin on the Closing Date, and represented approximately 53% of the then outstanding shares of Olin common stock, together with cash in lieu of fractional shares. Olin’s pre-Merger shareholders continued to hold the remaining approximately 47% of the then outstanding shares of Olin common stock. On the Closing Date, Spinco became a wholly owned subsidiary of Olin.

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

The value of the common stock was based on the closing stock price on the last trading day prior to the Closing Date. The aggregate purchase price was adjusted for the final working capital adjustment and the final valuation for the pension liabilities assumed from TDCC which resulted in a payment of $69.5 million for the year ended December 31, 2016.

In connection with the Acquisition, TDCC retained liabilities relating to the Acquired Business for litigation, releases of hazardous materials and violations of environmental law to the extent arising prior to the Closing Date.

For the years ended December 31, 2016, 2015 and 2014, we incurred costs in connection with the Merger and related transactions, including $48.8 million, $76.3 million and $4.2 million, respectively, of advisory, legal, accounting, integration and other professional fees. For the year ended December 31, 2015, we also incurred $30.5 million of financing-related fees and $47.1 million as a result of the change in control which created a mandatory acceleration of expenses under deferred compensation plans as a result of the Transactions.

For segment reporting purposes, the Acquired Business’s Global Epoxy operating results comprise the Epoxy segment and U.S. Chlor Alkali and Vinyl and Global Chlorinated Organics (Acquired Chlor Alkali Business) operating results combined with our former Chlor Alkali Products and Chemical Distribution segments to comprise the Chlor Alkali Products and Vinyls segment. The Acquired Business’s results of operations have been included in our consolidated results for the period subsequent to the Closing Date. Our results for the years ended December 31, 2016 and 2015 include Epoxy sales of $1,822.0 million and $429.6 million, respectively, and segment income (loss) of $15.4 million and $(7.5) million, respectively. For the years ended December 31, 2016 and 2015, Chlor Alkali Products and Vinyls include sales of the Acquired Chlor Alkali Business of $1,715.7 million and $373.0 million, respectively, and segment income of $164.5 million and $37.2 million, respectively.

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

	Initial Valuation	Measurement Period Adjustments	Final Valuation
	($ in millions)
Total current assets	$921.7	$(38.0)	$883.7
Property, plant and equipment	3,090.8	(11.7)	3,079.1
Deferred tax assets	76.8	8.2	85.0
Intangible assets	582.3	30.3	612.6
Other assets	426.5	12.4	438.9
Total assets acquired	5,098.1	1.2	5,099.3
Total current liabilities	357.6	2.3	359.9
Long-term debt	517.9	—	517.9
Accrued pension liability	447.1	(4.8)	442.3
Deferred tax liabilities	1,054.9	(37.2)	1,017.7
Other liabilities	2.0	6.6	8.6
Total liabilities assumed	2,379.5	(33.1)	2,346.4
Net identifiable assets acquired	2,718.6	34.3	2,752.9
Goodwill	1,427.5	(55.0)	1,372.5
Fair value of net assets acquired	$4,146.1	$(20.7)	$4,125.4

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

Based on final valuations, $1,372.5 million was assigned to goodwill, none of which is deductible for tax purposes.  The primary reasons for the Acquisition and the principal factors that contributed to the Acquired Business purchase price that resulted in the recognition of goodwill are due to the providing of increased production capacity and diversification of Olin’s product portfolio, cost-saving opportunities and enhanced size and geographic presence. The cost-saving opportunities include improved operating efficiencies and asset optimization.

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

On August 25, 2015, Olin entered into a Credit Agreement (the Credit Agreement) with a syndicate of lenders and Sumitomo Mitsui Banking Corporation (Sumitomo), as administrative agent, in connection with the Transactions. The Credit Agreement provides for a term credit facility (the Sumitomo Credit Facility) under which Olin obtained term loans in an aggregate amount of $600.0 million. On November 3, 2015, we entered into an amendment to the Sumitomo Credit Facility which increased the aggregate amount of term loans available by $200.0 million. On the Closing Date, $600.0 million of loans under the Credit Agreement were made available and borrowed upon and on November 5, 2015, $200.0 million of loans under the Credit Agreement were made available and borrowed upon. The term loans under the Sumitomo Credit Facility will mature on October 5, 2018 and will have no scheduled amortization payments. The proceeds of the Sumitomo Credit Facility were used to refinance existing Spinco indebtedness at the Closing Date, to pay fees and expenses in connection with the Transactions and for general corporate purposes. The Credit Agreement contains customary representations, warranties and affirmative and negative covenants which are substantially similar to those included in the new $1,850.0 million senior credit facility.

On March 26, 2015, we and certain financial institutions executed commitment letters pursuant to which the financial institutions agreed to provide $3,354.5 million of financing to Spinco to finance the amount of the Cash and Debt Distribution and to provide financing, if needed, to Olin to refinance certain of our existing debt (the Bridge Financing), in each case on the terms and conditions set forth in the commitment letters. The Bridge Financing was not drawn on to facilitate the Transactions, and the commitments for the Bridge Financing were terminated as of the Closing Date. For the year ended December 31, 2015, we paid debt issuance costs of $30.0 million associated with the Bridge Financing, which were included in interest expense.

Other acquisition-related transactions

In connection with the Transactions, certain additional agreements have been entered into, including, among others, an Employee Matters Agreement, a Tax Matters Agreement, site, transitional and other services agreements, supply and purchase agreements, real estate agreements, technology licenses and intellectual property agreements.

In addition, Olin and TDCC have agreed to enter into arrangements for the long-term supply of ethylene by TDCC to Olin, pursuant to which, among other things, Olin has made upfront payments of $433.5 million upon the closing of the Merger in order to receive ethylene at producer economics and for certain reservation fees for the option to obtain additional future ethylene supply at producer economics. The fair value of the long-term supply contracts recorded as of the Closing Date was a long-term asset of $416.1 million which will be amortized over the life of the contracts as ethylene is received. During 2016, one of the options to obtain additional future ethylene supply at producer economics was exercised by us and, accordingly, additional payments will be made to TDCC of $209.4 million in 2017, which will increase the carrying value of the long-term asset. On February 27, 2017, we exercised the remaining option to obtain additional future ethylene supply and in connection with the exercise we also secured a long-term customer arrangement. Consequently, additional payments will be made to TDCC of between $425.0 million and $465.0 million on or about the fourth quarter of 2020, which will increase the value of the long-term asset.

In connection with the Transactions and effective October 1, 2015, we filed a Certificate of Amendment to our Articles of Incorporation to increase the number of authorized shares of Olin common stock from 120.0 million shares to 240.0 million shares.

Pro forma financial information

The following pro forma summary reflects consolidated results of operation as if the Acquisition had occurred on January 1, 2014 (unaudited).

	Years Ended December 31,
	2015	2014
	($ in millions, except per share data)
Sales	$5,681.8	$6,948.2
Net (loss) income	(36.6)	0.8
Net (loss) income per common share:
Basic	$(0.22)	$—
Diluted	$(0.22)	$—

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

In addition to the above recurring adjustments, the pro forma results for the years ended December 31, 2015 and 2014 included non-recurring adjustments of $47.0 million and $4.2 million, respectively, relating to the elimination of transaction costs incurred that are directly related to the Transactions, and do not have a continuing impact on our combined operating results. The pro forma results for the year ended December 31, 2015 also included non-recurring adjustments of $47.1 million relating to the impact of costs incurred as a result of the change in control which created a mandatory acceleration of expenses under deferred compensation plans and $24.0 million related to additional costs of goods sold related to the increase of inventory to fair value at the acquisition date related to the purchase accounting for inventory.

RESTRUCTURING CHARGES

On March 21, 2016, we announced that we had made the decision to close a combined total of 433,000 tons of chlor alkali capacity across three separate locations. Associated with this action, we have permanently closed our Henderson, NV chlor alkali plant with 153,000 tons of capacity and have reconfigured the site to manufacture bleach and distribute caustic soda and hydrochloric acid. Also, the capacity of our Niagara Falls, NY chlor alkali plant has been reduced from 300,000 tons to 240,000 tons and the chlor alkali capacity at our Freeport, TX facility was reduced by 220,000 tons. This 220,000 ton reduction was entirely from diaphragm cell capacity. For the year ended December 31, 2016, we recorded pretax restructuring charges of $111.3 million for the write-off of equipment and facility costs, lease and other contract termination costs, employee severance and related benefit costs, employee relocation costs and facility exit costs related to these actions. We expect to incur additional restructuring charges through 2020 of approximately $33 million related to these capacity reductions. This estimate of additional restructuring charges does not include any additional charges related to a contract termination that is currently in dispute. The other party to the contract has filed a demand for arbitration alleging, among other things, that Olin breached the related agreement and claimed damages in excess of the amount Olin believes it is obligated for under the contract. Any additional losses related to this contract dispute are not currently estimable because of unresolved questions of fact and law but, if resolved unfavorably to Olin, they could have a material effect on our financial results.

On December 12, 2014, we announced that we had made the decision to permanently close the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014. This action reduced the facility’s chlor alkali capacity by 185,000 tons. Subsequent to the shut down, the plant predominantly focuses on bleach and hydrochloric acid, which are value-added products, as well as caustic soda. In the fourth quarter of 2014, we recorded pretax restructuring charges of $10.0 million for the write-off of equipment and facility costs, employee severance and related benefit costs and lease and other contract termination costs related to these actions. For the years ended December 31, 2016 and 2015, we recorded pretax restructuring charges of $0.8 million and $2.0 million, respectively, for the write-off of equipment and facility costs, lease and other contract termination costs and facility exit costs. We expect to incur additional restructuring charges through 2018 of approximately $7 million related to the shut down of this portion of the facility.

On December 9, 2010, our board of directors approved a plan to eliminate our use of mercury in the manufacture of chlor alkali products.  Under the plan, the 260,000 tons of mercury cell capacity at our Charleston, TN facility was converted to 200,000 tons of membrane capacity capable of producing both potassium hydroxide and caustic soda.  The board of directors also approved plans to reconfigure our Augusta, GA facility to manufacture bleach and distribute caustic soda, while discontinuing chlor alkali manufacturing at this site.  The completion of these projects eliminated our chlor alkali production using mercury cell technology. For the year ended December 31, 2014, we recorded pretax restructuring charges of $3.8 million for employee severance and related benefit costs, employee relocation costs, facility exit costs, write-off of equipment and facility costs and lease and other contract termination costs related to these actions.

On November 3, 2010, we announced that we made the decision to relocate the Winchester centerfire pistol and rifle ammunition manufacturing operations from East Alton, IL to Oxford, MS.  Consistent with this decision in 2010, we initiated an estimated $110 million five-year project, which includes approximately $80 million of capital spending.  The capital spending was partially financed by $31 million of grants provided by the State of Mississippi and local governments. During 2016, the final rifle ammunition production equipment relocation was completed.  For the years ended December 31, 2016, 2015 and 2014, we recorded pretax restructuring charges of $0.8 million, $0.7 million and $1.9 million, respectively, for employee severance and related benefit costs, employee relocation costs and facility exit costs related to these actions.

The following table summarizes the 2016, 2015 and 2014 activities by major component of these restructuring actions and the remaining balances of accrued restructuring costs as of December 31, 2016:

	Employee severance and job related benefits	Lease and other contract termination costs	Employee relocation costs	Facility exit costs	Write-off of equipment and facility	Total
	($ in millions)
Balance January 1, 2014	$10.2	$—	$—	$—	$—	$10.2
2014 restructuring charges	4.5	4.5	0.5	2.9	3.3	15.7
Amounts utilized	(3.5)	—	(0.5)	(2.9)	(3.3)	(10.2)
Balance at December 31, 2014	11.2	4.5	—	—	—	15.7
2015 restructuring charges	—	0.7	0.6	0.9	0.5	2.7
Amounts utilized	(6.0)	(2.9)	(0.6)	(0.9)	(0.5)	(10.9)
Currency translation adjustments	(0.6)	(0.2)	—	—	—	(0.8)
Balance at December 31, 2015	4.6	2.1	—	—	—	6.7
2016 restructuring charges	5.1	13.6	2.1	15.5	76.6	112.9
Amounts utilized	(6.3)	(8.2)	(2.1)	(13.7)	(76.6)	(106.9)
Balance at December 31, 2016	$3.4	$7.5	$—	$1.8	$—	$12.7

The following table summarizes the cumulative restructuring charges of these 2016, 2014 and 2010 restructuring actions by major component through December 31, 2016:

	Chlor Alkali Products and Vinyls			Winchester	Total
	Becancour	Capacity Reductions	Mercury
	($ in millions)
Write-off of equipment and facility	$3.5	$76.6	$17.8	$—	$97.9
Employee severance and job related benefits	2.7	5.1	5.6	13.1	26.5
Facility exit costs	1.3	14.7	15.6	2.3	33.9
Pension and other postretirement benefits curtailment	—	—	—	4.1	4.1
Employee relocation costs	—	1.4	0.9	6.0	8.3
Lease and other contract termination costs	5.3	13.5	0.7	—	19.5
Total cumulative restructuring charges	$12.8	$111.3	$40.6	$25.5	$190.2

As of December 31, 2016, we have incurred cash expenditures of $67.6 million and non-cash charges of $109.1 million related to these restructuring actions.  The remaining balance of $12.7 million is expected to be paid out through 2020.

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

	Years Ended December 31,
	2016	2015	2014
	($ in millions)
Income from discontinued operations	$—	$—	$4.6
Tax provision	—	—	3.9
Income from discontinued operations, net	$—	$—	$0.7

EARNINGS PER SHARE

Basic and diluted (loss) income per share are computed by dividing net (loss) income by the weighted-average number of common shares outstanding.  Diluted net income per share reflects the dilutive effect of stock-based compensation.

	Years ended December 31,
	2016	2015	2014
Computation of Income (loss) per Share	(In millions, except per share data)
Income (loss) from continuing operations, net	$(3.9)	$(1.4)	$105.0
Income from discontinued operations, net	—	—	0.7
Net (loss) income	$(3.9)	$(1.4)	$105.7
Basic shares	165.2	103.4	78.6
Basic (loss) income per share:
Income (loss) from continuing operations	$(0.02)	$(0.01)	$1.33
Income from discontinued operations, net	—	—	0.01
Net (loss) income	$(0.02)	$(0.01)	$1.34
Diluted shares:
Basic shares	165.2	103.4	78.6
Stock-based compensation	—	—	1.1
Diluted shares	165.2	103.4	79.7
Diluted (loss) income per share:
Income (loss) from continuing operations	$(0.02)	$(0.01)	$1.32
Income from discontinued operations, net	—	—	0.01
Net (loss) income	$(0.02)	$(0.01)	$1.33

The computation of dilutive shares from stock-based compensation does not include 6.5 million, 5.2 million and 0.6 million shares in 2016, 2015 and 2014, respectively, as their effect would have been anti-dilutive.

ACCOUNTS RECEIVABLES

On December 20, 2016, we entered into a three year, $250.0 million Receivables Financing Agreement with PNC Bank, National Association, as administrative agent (Receivables Financing Agreement). Under the Receivables Financing Agreement, our eligible trade receivables are used for collateralized borrowings and are continued to be serviced by us. As of December 31, 2016, $282.3 million of our trade receivables have been pledged as collateral and we had $210.0 million drawn under the agreement. In addition, the Receivables Financing Agreement incorporates the leverage and coverage covenants that are contained in the senior revolving credit facility.

On June 29, 2016, we entered into a trade accounts receivable factoring arrangement which was amended on September 1, 2016 and, on December 22, 2016, we entered into a separate trade accounts receivable factoring arrangement (collectively the AR Facilities). Pursuant to the terms of the AR Facilities, certain of our subsidiaries may sell their accounts receivable up to a maximum of $242.0 million. We will continue to service such accounts.  These receivables qualify for sales treatment under ASC 860 “Transfers and Servicing” (ASC 860) and, accordingly, the proceeds are included in net cash provided by operating activities in the consolidated statements of cash flows.  The gross amount of receivables sold for the year ended December 31, 2016 totaled $533.6 million.  The factoring discount paid under the AR Facilities is recorded as interest expense on the consolidated statements of operations. The agreements are without recourse and therefore no recourse liability has been recorded as of December 31, 2016.  As of December 31, 2016, $126.1 million of receivables qualifying for sale treatment were outstanding and will continue to be serviced by us.

In conjunction with the Acquisition, we obtained receivables with a fair value of $401.6 million as of October 5, 2015. At December 31, 2016 and 2015, our consolidated balance sheets included other receivables of $95.6 million and $94.8 million, respectively, which were classified as receivables, net.

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLES

Allowance for doubtful accounts receivable consisted of the following:

	December 31,
	2016	2015
	($ in millions)
Beginning balance	$6.4	$3.0
Provisions charged	4.5	5.2
Write-offs, net of recoveries	(0.8)	(1.8)
Ending balance	$10.1	$6.4

INVENTORIES

	December 31,
	2016	2015
	($ in millions)
Supplies	$58.1	$86.5
Raw materials	72.6	91.5
Work in process	110.7	105.8
Finished goods	435.1	445.3
	676.5	729.1
LIFO reserves	(46.1)	(43.9)
Inventories, net	$630.4	$685.2

In conjunction with the Acquisition, we obtained inventories with a fair value of $456.4 million as of October 5, 2015. Inventories valued using the LIFO method comprised 54% and 49% of the total inventories at December 31, 2016 and 2015, respectively.  The replacement cost of our inventories would have been approximately $46.1 million and $43.9 million higher than that reported at December 31, 2016 and 2015, respectively. During 2014 the reduction in LIFO inventory quantities resulted in LIFO inventory liquidation losses of $1.5 million.

OTHER ASSETS

Included in other assets were the following:

	December 31,
	2016	2015
	($ in millions)
Investments in non-consolidated affiliates	$26.7	$25.0
Deferred debt issuance costs	2.6	3.3
Tax-related receivables	17.5	1.5
Interest rate swaps	7.7	—
Supply contracts	566.7	406.5
Other	23.2	18.3
Other assets	$644.4	$454.6

In connection with the Acquisition, Olin and TDCC have agreed to enter into arrangements for the long-term supply of ethylene by TDCC to Olin, pursuant to which, among other things, Olin has made upfront payments of $433.5 million upon the Closing Date in order to receive ethylene at producer economics and for certain reservation fees for the option to obtain additional future ethylene supply at producer economics. The fair value of the long-term supply contracts recorded as of the Closing Date was a long-term asset of $416.1 million which will be amortized over the life of the contracts as ethylene is received. During 2016, one of the options to obtain additional future ethylene supply at producer economics was exercised by us and, accordingly, additional payments will be made to TDCC of $209.4 million in 2017, which will increase the value of the long-term asset. On February 27, 2017, we exercised the remaining option to obtain additional future ethylene supply and in connection with the exercise we also secured a long-term customer arrangement. Consequently, additional payments will be made to TDCC of between $425.0 million and $465.0 million on or about the fourth quarter of 2020, which will increase the value of the long-term asset.

During 2016, Olin entered into arrangements to increase our supply of low cost electricity. In conjunction with these arrangements, Olin made payments of $175.7 million in 2016. The payments made under these arrangements will be amortized over the life of the contracts as electrical power is received.

The weighted-average useful life of long-term supply contracts at December 31, 2016 was 21 years. For the years ended December 31, 2016 and 2015, amortization expense of $21.5 million and $4.3 million, respectively, was recognized within cost of goods sold related to these supply contracts and is reflected in depreciation and amortization on the consolidated statements of cash flows. We estimate that amortization expense will be approximately $25.0 million in 2017, 2018, 2019, 2020 and 2021 related to these long-term supply contracts.  The long-term supply contracts are monitored for impairment each reporting period.

PROPERTY, PLANT AND EQUIPMENT

		December 31,
	Useful Lives	2016	2015
		($ in millions)
Land and improvements to land	10-20 Years	$281.2	$280.4
Buildings and building equipment	10-30 Years	375.0	380.4
Machinery and equipment	3-15 Years	4,765.9	4,665.8
Leasehold improvements		3.4	2.7
Construction in progress		171.0	123.5
Property, plant and equipment		5,596.5	5,452.8
Accumulated depreciation		(1,891.6)	(1,499.4)
Property, plant and equipment, net		$3,704.9	$3,953.4

In conjunction with the Acquisition, we obtained property, plant and equipment with a fair value of $3,079.1 million as of October 5, 2015.

The weighted-average useful life of machinery and equipment at December 31, 2016 was 12 years. Depreciation expense was $435.7 million, $198.1 million and $124.5 million for 2016, 2015 and 2014, respectively.  Interest capitalized was $1.9 million, $1.1 million and $0.2 million for 2016, 2015 and 2014, respectively.  Maintenance and repairs charged to operations amounted to $236.4 million, $158.5 million and $125.0 million in 2016, 2015 and 2014, respectively.

The consolidated statements of cash flows for the years ended December 31, 2016, 2015 and 2014, included decreases of $29.9 million, $7.4 million and $0.5 million, respectively, to capital expenditures, with the corresponding change to accounts payable and accrued liabilities, related to purchases of property, plant and equipment included in accounts payable at December 31, 2016, 2015 and 2014.

During 2016, we entered into sale/leaseback transactions for railcars that we acquired in connection with the Acquisition. We received proceeds from the sales of $40.4 million for the year ended December 31, 2016.

During 2015, assets of $1.4 million were acquired under capital leases and are included in machinery and equipment as of December 31, 2015.

INVESTMENTS—AFFILIATED COMPANIES

During 2013, we sold our equity interest in a bleach joint venture which resulted in a gain of $6.5 million. During both 2016 and 2015, we received $8.8 million as a result of the sale. As of December 31, 2016, all amounts have been collected under the sale arrangement.

On February 11, 2011, we acquired PolyOne’s 50% interest in SunBelt. With this acquisition, we agreed to a three-year earn out, which had no guaranteed minimum or maximum, based on the performance of SunBelt Chlor Alkali Partnership (SunBelt). For the year ended December 31, 2014, we paid the final payment of $26.7 million for the earn out related to the 2013 SunBelt performance. The earn out payment for 2014 included $14.8 million that was recognized as part of the original purchase price. The $14.8 million is included as a financing activity in the statement of cash flows.

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

The following table summarizes our investment in our non-consolidated equity affiliate:

	December 31,
	2016	2015
	($ in millions)
Bay Gas	$26.7	$25.0

The following table summarizes our equity earnings of our non-consolidated affiliate:

	Years Ended December 31,
	2016	2015	2014
	($ in millions)
Bay Gas	$1.7	$1.7	$1.7

We did not receive any distributions from our non-consolidated affiliates in 2016, 2015 and 2014.

GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill were as follows:

	Chlor Alkali Products and Vinyls	Epoxy	Total
	($ in millions)
Balance at January 1, 2015	$747.1	$—	$747.1
Acquisition activity	1,130.8	296.7	1,427.5
Foreign currency translation adjustment	(0.4)	(0.1)	(0.5)
Balance at December 31, 2015	1,877.5	296.6	2,174.1
Acquisition activity	(45.3)	(9.7)	(55.0)
Foreign currency translation adjustment	(0.9)	(0.2)	(1.1)
Balance at December 31, 2016	$1,831.3	$286.7	$2,118.0

The decrease in goodwill during 2016 was a result of measurement period adjustments from the preliminary valuation of the Acquisition and the effects of foreign currency translation adjustments. We finalized our purchase price allocation of the Acquisition during the third quarter of 2016. The increase in goodwill during 2015 was a result of the Acquisition and was based upon the preliminary valuation partially offset by the effects of foreign currency translation adjustments.

Intangible assets consisted of the following:

		December 31,
		2016			2015
	Useful Lives	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
		($ in millions)
Customers, customer contracts and relationships	(10-15 years)	$667.8	$(112.9)	$554.9	$641.0	$(64.0)	$577.0
Trade name	(5 years)	17.8	(12.7)	5.1	17.9	—	17.9
Acquired technology	(7 years)	84.2	(15.0)	69.2	84.7	(2.7)	82.0
Other	(4-10 years)	2.3	(1.9)	0.4	2.3	(1.7)	0.6
Total intangible assets		$772.1	$(142.5)	$629.6	$745.9	$(68.4)	$677.5

In conjunction with the Acquisition, we obtained intangible assets with a fair value of $612.6 million as of October 5, 2015. In connection with the integration of the Acquired Business, in the first quarter of 2016, the K.A. Steel Chemicals Inc. (KA Steel) trade name was changed from an indefinite life intangible asset to an intangible asset with a finite useful life of one year. Amortization expense of $10.9 million was recognized within cost of goods sold for the year ended December 31, 2016 related to the change in useful life.

Amortization expense relating to intangible assets was $73.8 million, $25.8 million and $14.6 million in 2016, 2015 and 2014, respectively.  We estimate that amortization expense will be approximately $62.8 million in 2017, 2018 and 2019, approximately $62.3 million in 2020 and approximately $61.4 million in 2021.  Intangible assets with finite lives are reviewed for impairment when circumstances or other events indicate that impairment may have occurred.

DEBT

Long-Term Debt

	December 31,
	2016	2015
Notes payable:	($ in millions)
Variable-rate Senior Term Loan facility, due 2020 (2.77% and 2.17% at December 31, 2016 and 2015, respectively)	$1,282.5	$1,350.0
Variable-rate Sumitomo credit facility, due 2018 (2.27% and 1.77% at December 31, 2016 and 2015, respectively)	590.0	800.0
Variable-rate Recovery Zone bonds, due 2024-2035 (2.47% and 1.40% at December 31, 2016 and 2015, respectively)	103.0	103.0
Variable-rate Go Zone bonds, due 2024 (2.47% and 1.40% at December 31, 2016 and 2015, respectively)	50.0	50.0
Variable-rate Industrial development and environmental improvement obligations, due 2025 (0.25% and 0.27% at December 31, 2016 and 2015, respectively)	2.9	2.9
9.75%, due 2023	720.0	720.0
10.00%, due 2025	500.0	500.0
5.50%, due 2022	200.0	200.0
6.75%, due 2016	—	125.0
7.23%, SunBelt Notes due 2013-2017	12.2	24.4
Receivables financing agreement	210.0	—
Capital lease obligations	3.9	4.6
Total notes payable	3,674.5	3,879.9
Deferred debt issuance costs and unamortized fair value premium	(28.5)	(32.7)
Interest rate swaps	(28.4)	1.6
Total debt	3,617.6	3,848.8
Amounts due within one year	80.5	205.0
Total long-term debt	$3,537.1	$3,643.8

On December 20, 2016, we entered into a three year, $250.0 million Receivables Financing Agreement. Under the Receivables Financing Agreement, our eligible trade receivables are used for collateralized borrowings and are continued to be serviced by us. As of December 31, 2016, $282.3 million of our trade receivables have been pledged as collateral. During 2016 we drew $230.0 million under the agreement and subsequently repaid $20.0 million. As of December 31, 2016, $210.0 million was drawn under the Receivables Financing Agreement. In addition, the Receivables Financing Agreement incorporates the leverage and coverage covenants that are contained in the senior revolving credit facility. The net $210.0 million proceeds were used to repay a portion of the Sumitomo Credit Facility.

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

On June 23, 2015, Spinco entered into a new five-year delayed-draw term loan facility of up to $1,050.0 million. As of the Closing Date, Spinco drew $875.0 million to finance the cash portion of the Cash and Debt Distribution. Also on June 23, 2015, Olin and Spinco entered into a new five-year $1,850.0 million senior credit facility consisting of a $500.0 million senior revolving credit facility, which replaced Olin’s $265.0 million senior revolving credit facility at the closing of the Merger, and a $1,350.0 million delayed-draw term loan facility. As of the Closing Date, an additional $475.0 million was drawn by Olin under this term loan facility which was used to pay fees and expenses of the Transactions, obtain additional funds for general corporate purposes and refinance Olin’s existing senior term loan facility due in 2019. Subsequent to the Closing Date, these senior credit facilities were consolidated into a single senior credit facility. This new senior credit facility will expire in 2020. The $500.0 million senior revolving credit facility includes a $100.0 million letter of credit subfacility. At December 31, 2016, we had $483.4 million available under our $500.0 million senior revolving credit facility because we had issued $16.6 million of letters of credit under the $100.0 million subfacility. The term loan facility includes amortization payable in equal quarterly installments at a rate of 5.0% per annum for the first two years, increasing to 7.5% per annum for the following year and to 10.0% per annum for the last two years. During 2016, we repaid $67.5 million under the required quarterly installments of this new senior credit facility.

Under the new senior credit facility, we may select various floating rate borrowing options.  The actual interest rate paid on borrowings under the senior credit facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the applicable facility for the prior fiscal quarter.  The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows. We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of December 31, 2016 and 2015, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As of December 31, 2016, there were no covenants or other restrictions that limited our ability to borrow.

On August 25, 2015, Olin entered into a Credit Agreement with a syndicate of lenders and Sumitomo Mitsui Banking Corporation, as administrative agent, in connection with the Transactions. Olin obtained term loans in an aggregate amount of $600.0 million under the Sumitomo Credit Facility. On November 3, 2015, we entered into an amendment to the Sumitomo Credit Facility which increased the aggregate amount of term loans available by $200.0 million. On the Closing Date, $600.0 million of loans under the Credit Agreement were made available and borrowed upon and on November 5, 2015, $200.0 million of loans under the Credit Agreement were made available and borrowed upon. The term loans under the Sumitomo Credit Facility will mature on October 5, 2018 and will have no scheduled amortization payments. The proceeds of the Sumitomo Credit Facility were used to refinance existing Spinco indebtedness at the Closing Date of $569.0 million, to pay fees and expenses in connection with the Transactions and for general corporate purposes. The Credit Agreement contains customary representations, warranties and affirmative and negative covenants which are substantially similar to those included in the new $1,850.0 million senior credit facility. During 2016, $210.0 million was repaid under the Sumitomo Credit Facility using proceeds from the Receivables Financing Agreement.

In June 2016, we repaid $125.0 million of 6.75% senior notes due 2016 (2016 Notes), which became due.

In 2016, we paid debt issuance costs of $1.0 million for the registration of the Notes. In 2015, we paid debt issuance costs of $13.3 million relating to the Notes, the Sumitomo Credit Facility and the new $1,850.0 million senior credit facility.

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

In August 2014, we redeemed our $150.0 million 2019 Notes, which would have matured on August 15, 2019. We recognized interest expense of $9.5 million for the call premium ($6.7 million), the write-off of unamortized deferred debt issuance costs ($2.1 million) and unamortized discount ($0.7 million) related to this action during 2014. On June 24, 2014, we entered into a five-year $415.0 million senior credit facility consisting of a $265.0 million senior revolving credit facility, which replaced our previous $265.0 million senior revolving credit facility, and a $150.0 million delayed-draw term loan facility. In August 2014, we drew the entire $150.0 million of the term loan and used the proceeds to redeem our 2019 Notes. In 2015 and 2014, we repaid $2.8 million and $0.9 million, respectively, under the required quarterly installments of the $150.0 million term loan facility and, on the Closing Date of the Acquisition, the remaining $146.3 million was refinanced using the proceeds of the new senior credit facility. We recognized interest expense of $0.5 million for the write-off of unamortized deferred debt issuance costs related to this action.

Pursuant to a note purchase agreement dated December 22, 1997, SunBelt sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G.  We refer to these notes as the SunBelt Notes. The SunBelt Notes bear interest at a rate of 7.23% per annum, payable semi-annually in arrears on each June 22 and December 22.  Beginning on December 22, 2002 and each year through 2017, SunBelt is required to repay $12.2 million of the SunBelt Notes, of which $6.1 million is attributable to the Series O Notes and of which $6.1 million is attributable to the Series G Notes.  In December 2016, 2015 and 2014, $12.2 million was repaid on these SunBelt Notes.

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

At December 31, 2016, we had total letters of credit of $73.3 million outstanding, of which $16.6 million were issued under our $500.0 million senior revolving credit facility.  The letters of credit are used to support certain long-term debt, certain workers compensation insurance policies, certain plant closure and post-closure obligations and certain international pension funding requirements.

Annual maturities of long-term debt, including capital lease obligations, are $80.3 million in 2017, $691.9 million in 2018, $345.7 million in 2019, $980.3 million in 2020, $0.2 million in 2021 and a total of $1,576.1 million thereafter.

In April 2016, we entered into three tranches of forward starting interest rate swaps whereby we agreed to pay fixed rates to the counterparties who, in turn, pay us floating rates on $1,100.0 million, $900.0 million, and $400.0 million of our underlying floating-rate debt obligations. Each tranche’s term length is for twelve months beginning on December 31, 2016, December 31, 2017, and December 31, 2018, respectively. The counterparties to the agreements are SMBC Capital Markets, Inc., Wells Fargo Bank, N.A. (Wells Fargo), PNC Bank, National Association, and Toronto-Dominion Bank. These counterparties are large financial institutions. We have designated the swaps as cash flow hedges of the risk of changes in interest payments associated with our variable rate borrowings. Accordingly, the swap agreements have been recorded at their fair market value of $9.6 million and are included in other current assets and other assets on the accompanying consolidated balance sheet, with the corresponding gain deferred as a component of other comprehensive loss. No gain or loss has been recorded in earnings as a result of ineffectiveness.

In April 2016, we entered into interest rate swaps on $250.0 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to the counterparties who, in turn, pay us fixed rates.  The counterparties to these agreements are Toronto-Dominion Bank and SMBC Capital Markets, Inc., both of which are major financial institutions.

In October 2016, we entered into interest rate swaps on an additional $250.0 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to the counterparties who, in turn, pay us fixed rates.  The counterparties to these agreements are PNC Bank, National Association and Wells Fargo, both of which are major financial institutions.

We have designated the April 2016 and October 2016 interest rate swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of our fixed rate borrowings. Accordingly, the swap agreements have been recorded at their fair market value of $28.5 million and are included in other long-term liabilities on the accompanying consolidated balance sheet, with a corresponding decrease in the carrying amount of the related debt. For the year ended December 31, 2016, $2.6 million of income has been recorded to interest expense on the accompanying consolidated statement of operations related to these swap agreements. No gain or loss has been recorded in earnings as a result of ineffectiveness.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million which will be recognized through 2017. As of December 31, 2016, $0.1 million of this gain was included in current installments of long-term debt.

Our loss in the event of nonperformance by these counterparties could be significant to our financial position and results of operations.  These interest rate swaps reduced interest expense by $3.7 million, $2.8 million and 2.9 million in 2016, 2015 and 2014, respectively.  The difference between interest paid and interest received is included as an adjustment to interest expense.

PENSION PLANS

We sponsor domestic and foreign defined benefit pension plans for eligible employees and retirees. Most of our domestic employees participate in defined contribution plans.  However, a portion of our bargaining hourly employees continue to participate in our domestic defined benefit pension plans under a flat-benefit formula.  Our funding policy for the defined benefit pension plans is consistent with the requirements of federal laws and regulations.  Our foreign subsidiaries maintain pension and other benefit plans, which are consistent with statutory practices.

Our domestic defined benefit pension plan provides that if, within three years following a change of control of Olin, any corporate action is taken or filing made in contemplation of, among other things, a plan termination or merger or other transfer of assets or liabilities of the plan, and such termination, merger or transfer thereafter takes place, plan benefits would automatically be increased for affected participants (and retired participants) to absorb any plan surplus (subject to applicable collective bargaining requirements).

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

During 2016, we made a discretionary cash contribution to our domestic qualified defined benefit pension plan of $6.0 million. Based on our plan assumptions and estimates, we will not be required to make any cash contributions to the domestic qualified defined benefit pension plan at least through 2017.

We have international qualified defined benefit pension plans to which we made cash contributions of $1.3 million and $0.9 million in 2016 and 2015, respectively, and we anticipate less than $5 million of cash contributions to international qualified defined benefit pension plans in 2017.

As of the Closing Date and as part of the Acquisition, our domestic qualified defined benefit pension plan assumed certain domestic qualified defined benefit pension obligations and assets related to active employees and certain terminated, vested retirees of the Acquired Business with a net liability of $281.7 million. In connection therewith, pension assets were transferred from TDCC’s domestic qualified defined benefit pension plans to our domestic qualified defined benefit pension plan. Immediately prior to the Acquisition, the Acquired Business’s participant accounts assumed in the Acquisition were closed to new participants and were no longer accruing additional benefits.

Also as of the Closing Date, we assumed certain accrued defined benefit pension liabilities relating to employees of TDCC in Germany, Switzerland and other international locations who transferred to Olin in connection with the Acquisition. The net liability assumed as of the Closing Date was $160.6 million.

Pension Obligations and Funded Status

Changes in the benefit obligation and plan assets were as follows:

	December 31, 2016			December 31, 2015
	($ in millions)			($ in millions)
Change in Benefit Obligation	U.S.	Foreign	Total	U.S.	Foreign	Total
Benefit obligation at beginning of year	$2,458.5	$227.4	$2,685.9	$2,116.5	$66.3	$2,182.8
Service cost	1.3	7.6	8.9	2.1	2.2	4.3
Interest cost	82.4	5.3	87.7	80.2	3.1	83.3
Actuarial (gain) loss	88.7	20.4	109.1	(45.8)	1.8	(44.0)
Benefits paid	(132.2)	(3.4)	(135.6)	(205.6)	(2.8)	(208.4)
Curtailments/settlements	—	—	—	12.6	0.1	12.7
Plan participant’s contributions	—	0.9	0.9	—	—	—
Plan amendments	—	(1.2)	(1.2)	—	—	—
Business combination	(32.5)	—	(32.5)	498.5	171.4	669.9
Currency translation adjustments	—	(6.0)	(6.0)	—	(14.7)	(14.7)
Benefit obligation at end of year	$2,466.2	$251.0	$2,717.2	$2,458.5	$227.4	$2,685.9

	December 31, 2016			December 31, 2015
	($ in millions)			($ in millions)
Change in Plan Assets	U.S.	Foreign	Total	U.S.	Foreign	Total
Fair value of plans’ assets at beginning of year	$1,974.0	$62.5	$2,036.5	$1,915.4	$63.3	$1,978.7
Actual return on plans’ assets	191.5	3.5	195.0	(25.4)	0.4	(25.0)
Employer contributions	6.4	2.0	8.4	77.6	1.0	78.6
Benefits paid	(132.2)	(3.4)	(135.6)	(205.6)	(2.8)	(208.4)
Business combination	(27.7)	—	(27.7)	212.0	10.8	222.8
Currency translation adjustments	—	1.9	1.9	—	(10.2)	(10.2)
Fair value of plans’ assets at end of year	$2,012.0	$66.5	$2,078.5	$1,974.0	$62.5	$2,036.5

	December 31, 2016			December 31, 2015
	($ in millions)			($ in millions)
Funded Status	U.S.	Foreign	Total	U.S.	Foreign	Total
Qualified plans	$(450.6)	$(182.6)	$(633.2)	$(480.8)	$(163.5)	$(644.3)
Non-qualified plans	(3.6)	(1.9)	(5.5)	(3.7)	(1.4)	(5.1)
Total funded status	$(454.2)	$(184.5)	$(638.7)	$(484.5)	$(164.9)	$(649.4)

Under ASC 715 we recorded a $40.7 million after-tax charge ($66.1 million pretax) to shareholders’ equity as of December 31, 2016 for our pension plans.  This charge reflected a 30-basis point decrease in the domestic pension plans’ discount rate, partially offset by favorable performance on plan assets during 2016. In 2015, we recorded a $78.8 million after-tax charge ($125.4 million pretax) to shareholders’ equity as of December 31, 2015 for our pension plans.  This charge reflected unfavorable performance on plan assets during 2015 partially offset by a 50-basis point decrease in the domestic pension plans’ discount rate.

The $109.1 million actuarial loss for 2016 was primarily due to a 30-basis point decrease in the domestic pension plans’ discount rate. The $44.0 million actuarial gain for 2015 was primarily due to a 50-basis point increase in the plans’ discount rate. The $12.7 million curtailments/settlements for 2015 was primarily due to the change in control which created a mandatory acceleration of payments under the domestic non-qualified pension plan as a result of the Acquisition.

Amounts recognized in the consolidated balance sheets consisted of:

	December 31, 2016			December 31, 2015
	($ in millions)			($ in millions)
	U.S.	Foreign	Total	U.S.	Foreign	Total
Accrued benefit in current liabilities	$(0.4)	$(0.2)	$(0.6)	$(0.4)	$(0.1)	$(0.5)
Accrued benefit in noncurrent liabilities	(453.8)	(184.3)	(638.1)	(484.1)	(164.8)	(648.9)
Accumulated other comprehensive loss	743.1	43.5	786.6	714.2	26.6	740.8
Net balance sheet impact	$288.9	$(141.0)	$147.9	$229.7	$(138.3)	$91.4

At December 31, 2016 and 2015, the benefit obligation of non-qualified pension plans was $5.5 million and $5.1 million, respectively, and was included in the above pension benefit obligation.  There were no plan assets for these non-qualified pension plans.  Benefit payments for the non-qualified pension plans are expected to be as follows:  2017—$0.6 million; 2018—$0.5 million; 2019—$0.6 million; 2020—$0.6 million; and 2021—$0.3 million.  Benefit payments for the qualified plans are projected to be as follows:  2017—$135.5 million; 2018—$136.8 million; 2019—$136.9 million; 2020—$137.7 million; and 2021—$136.5 million.

	December 31,
	2016	2015
	($ in millions)
Projected benefit obligation	$2,717.2	$2,685.9
Accumulated benefit obligation	2,685.7	2,655.0
Fair value of plan assets	2,078.5	2,036.5

	Years Ended December 31,
	2016	2015	2014
Components of Net Periodic Benefit Costs (Income)	($ in millions)
Service cost	$12.3	$7.8	$5.3
Interest cost	87.7	83.3	86.5
Expected return on plans’ assets	(157.8)	(147.4)	(139.5)
Amortization of prior service cost	—	1.6	2.2
Recognized actuarial loss	20.7	26.2	20.3
Curtailments/settlements	—	47.2	0.2
Net periodic benefit costs (income)	$(37.1)	$18.7	$(25.0)

Included in Other Comprehensive Loss (Pretax)
Liability adjustment	$66.1	$125.4	$138.9
Amortization of prior service costs and actuarial losses	(20.7)	(62.4)	(22.7)

The $47.2 million curtailments/settlements for 2015 were due to a settlement of $47.1 million of costs incurred as a result of the change in control which created a mandatory acceleration of payments under the domestic non-qualified pension plan as a result of the Acquisition. These charges were included in acquisition-related costs. Also, for the years ended December 31, 2015 and 2014, we recorded a curtailment charge of $0.1 million and $0.2 million, respectively, associated with permanently closing a portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014. These charges were included in restructuring charges.

The defined benefit pension plans’ actuarial loss that will be recognized from accumulated other comprehensive loss into net periodic benefit income in 2017 will be approximately $27 million.

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

	U.S. Pension Benefits			Foreign Pension Benefits
Weighted-Average Assumptions	2016	2015	2014	2016	2015	2014
Discount rate—periodic benefit cost	4.4%(1)	3.9%	4.5%	2.7%	2.8%	4.8%
Expected return on assets	7.75%	7.75%	7.75%	6.0%	6.0%	7.50%
Rate of compensation increase	3.0%	3.0%	3.0%	3.0%	3.0%	3.5%
Discount rate—benefit obligation	4.1%	4.4%	3.9%	2.3%	2.7%	3.9%

(1) The discount rate—periodic benefit cost for our domestic qualified pension plan is comprised of the discount rate used to determine interest costs of 3.5% and the discount rate used to determine service costs of 4.6%.

The discount rate is based on a hypothetical yield curve represented by a series of annualized individual zero-coupon bond spot rates for maturities ranging from one-half to thirty years.  The bonds used in the yield curve must have a rating of AA or better per Standard & Poor’s, be non-callable, and have at least $250 million par outstanding.  The yield curve is then applied to the projected benefit payments from the plan.  Based on these bonds and the projected benefit payment streams, the single rate that produces the same yield as the matching bond portfolio is used as the discount rate.

The long-term expected rate of return on plan assets represents an estimate of the long-term rate of returns on the investment portfolio consisting of equities, fixed income and alternative investments.  We use long-term historical actual return information, the allocation mix of investments that comprise plan assets, and forecast estimates of long-term investment returns, including inflation rates, by reference to external sources.  The historic rates of return on plan assets have been 7.0% for the last 5 years, 9.1% for the last 10 years and 9.0% for the last 15 years.  The following rates of return by asset class were considered in setting the long-term rate of return assumption:

U.S. equities	9%	to	13%
Non-U.S. equities	10%	to	14%
Fixed income/cash	5%	to	9%
Alternative investments	5%	to	15%
Absolute return strategies	8%	to	12%

Plan Assets

Our pension plan asset allocation at December 31, 2016 and 2015 by asset class was as follows:

	Percentage of Plan Assets
Asset Class	2016	2015
U.S. equities	19%	4%
Non-U.S. equities	15%	6%
Fixed income/cash	35%	47%
Acquisition plan receivable	—%	10%
Alternative investments	20%	19%
Absolute return strategies	11%	14%
Total	100%	100%

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

Our pension plan maintains a portfolio of assets designed to achieve an appropriate risk adjusted return.  The portfolio of assets is also structured to manage risk by diversifying assets across asset classes whose return patterns are not highly correlated, investing in passively and actively managed strategies and in value and growth styles, and by periodic rebalancing of asset classes, strategies and investment styles to objectively set targets.

As of December 31, 2016, the following target allocation and ranges have been set for each asset class:

Asset Class	Target Allocation	Target Range
U.S. equities	27%	19-35
Non-U.S. equities	18%	4-35
Fixed income/cash	29%	20-80
Alternative investments	6%	0-32
Absolute return strategies	20%	10-30

Determining which hierarchical level an asset or liability falls within requires significant judgment.  The following table summarizes our domestic and foreign defined benefit pension plan assets measured at fair value as of December 31, 2016:

Asset Class	Investments Measured at NAV(1)	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		($ in millions)
Equity securities
U.S. equities	$241.4	$143.2	$—	$—	$384.6
Non-U.S. equities	248.6	38.6	29.9	—	317.1
Fixed income/cash
Cash	—	259.6	—	—	259.6
Government treasuries	18.2	—	169.4	—	187.6
Corporate debt instruments	51.8	0.2	129.6	—	181.6
Asset-backed securities	61.4	—	36.4	—	97.8
Alternative investments
Hedge fund of funds	380.6	—	—	—	380.6
Real estate funds	22.5	—	—	—	22.5
Private equity funds	16.4	—	—	—	16.4
Absolute return strategies	230.7	—	—	—	230.7
Total assets	$1,271.6	$441.6	$365.3	$—	$2,078.5

The following table summarizes our domestic and foreign defined benefit pension plan assets measured at fair value as of December 31, 2015:

Asset Class	Investments Measured at NAV(1)	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		($ in millions)
Equity securities
U.S. equities	$43.2	$36.4	$—	$—	$79.6
Non-U.S. equities	118.2	0.8	3.7	—	122.7
Acquisition plan receivable	—	—	—	212.0	212.0
Fixed income/cash
Cash	—	60.1	—	—	60.1
Government treasuries	41.7	—	385.9	—	427.6
Corporate debt instruments	52.8	0.3	261.1	—	314.2
Asset-backed securities	118.6	—	37.0	—	155.6
Alternative investments
Hedge fund of funds	335.6	—	—	—	335.6
Real estate funds	27.4	—	—	—	27.4
Private equity funds	18.4	—	—	—	18.4
Absolute return strategies	283.3	—	—	—	283.3
Total assets	$1,039.2	$97.6	$687.7	$212.0	$2,036.5

(1)
Investments measured at net asset value (NAV) as a practical expedient reflect the adoption of ASU 2015-07, which was applied retrospectively, and, therefore, all prior periods have been retrospectively adjusted.

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

Acquisition plan receivable—This class included pension assets which will be transferred from TDCC’s U.S. qualified defined benefit pension plan trustee to our qualified defined benefit pension plan trustee in the form of cash related to the Acquisition. As of December 31, 2015, this amount was subject to certain post-closing adjustments. During 2016, assets of $184.3 million were transferred from TDCC’s U.S. qualified defined benefit pension plan trustee to our qualified defined benefit pension plan trustee, resulting in the settlement of the acquisition plan receivable.

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

U.S. equities and non-U.S. equities are primarily valued at the net asset value provided by the independent administrator or custodian of the commingled fund.  The net asset value is based on the value of the underlying equities, which are traded on an active market.  U.S. equities are also valued at the closing price reported in an active market on which the individual securities are traded.  A portion of our fixed income investments are valued at the net asset value provided by the independent administrator or custodian of the fund.  The net asset value is based on the underlying assets, which are valued using inputs such as the closing price reported, if traded on an active market, values derived from comparable securities of issuers with similar credit ratings, or under a discounted cash flow approach that utilizes observable inputs, such as current yields of similar instruments, but includes adjustments for risks that may not be observable such as certain credit and liquidity risks.  Alternative investments are valued at the net asset value as determined by the independent administrator or custodian of the fund.  The net asset value is based on the underlying investments, which are valued using inputs such as quoted market prices of identical instruments, discounted future cash flows, independent appraisals and market-based comparable data.  Absolute return strategies are commingled funds which reflect the fair value of our ownership interest in these funds.  The investments in these commingled funds include some or all of the above asset classes and are primarily valued at net asset values based on the underlying investments, which are valued consistent with the methodologies described above for each asset class.

The following table summarizes the activity for our defined benefit pension plans level 3 assets for the year ended December 31, 2016:

	December 31, 2015	Realized Gain/(Loss)	Unrealized Gain/(Loss) Relating to Assets Held at Period End	Purchases, Sales, Settlements, and Other	Transfers In/(Out)	December 31, 2016
	($ in millions)
Acquisition plan receivable	$212.0	$—	$—	$(212.0)	$—	$—

The following table summarizes the activity for our defined benefit pension plans level 3 assets for the year ended December 31, 2015:

	December 31, 2014	Realized Gain/(Loss)	Unrealized Gain/(Loss) Relating to Assets Held at Period End	Purchases, Sales, Settlements, and Other	Transfers In/(Out)	December 31, 2015
	($ in millions)
Acquisition plan receivable	$—	$—	$—	$212.0	$—	$212.0

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

Other Postretirement Benefits Obligations and Funded Status

Changes in the benefit obligation were as follows:

	December 31, 2016			December 31, 2015
	($ in millions)			($ in millions)
Change in Benefit Obligation	U.S.	Foreign	Total	U.S.	Foreign	Total
Benefit obligation at beginning of year	$53.9	$8.1	$62.0	$58.5	$8.7	$67.2
Service cost	0.8	0.4	1.2	1.1	0.1	1.2
Interest cost	1.2	0.4	1.6	2.0	0.3	2.3
Actuarial loss (gain)	(5.1)	—	(5.1)	(0.7)	0.7	—
Benefits paid	(7.2)	(0.4)	(7.6)	(7.0)	(0.3)	(7.3)
Currency translation adjustments	—	0.1	0.1	—	(1.5)	(1.5)
Curtailment	—	—	—	—	0.1	0.1
Benefit obligation at end of year	$43.6	$8.6	$52.2	$53.9	$8.1	$62.0

	December 31, 2016			December 31, 2015
	($ in millions)			($ in millions)
	U.S.	Foreign	Total	U.S.	Foreign	Total
Funded status	$(43.6)	$(8.6)	$(52.2)	$(53.9)	$(8.1)	$(62.0)

Under ASC 715 we recorded a $3.2 million after-tax benefit ($5.1 million pretax) to shareholders’ equity as of December 31, 2016 for our other postretirement plans.  In 2015, we recorded an after-tax benefit of less than $0.1 million ($0.1 million pretax) to shareholders’ equity as of December 31, 2015 for our other postretirement plans.

Amounts recognized in the consolidated balance sheets consisted of:

	December 31, 2016			December 31, 2015
	($ in millions)			($ in millions)
	U.S.	Foreign	Total	U.S.	Foreign	Total
Accrued benefit in current liabilities	$(4.8)	$(0.3)	$(5.1)	$(5.3)	$(0.3)	$(5.6)
Accrued benefit in noncurrent liabilities	(38.8)	(8.3)	(47.1)	(48.6)	(7.8)	(56.4)
Accumulated other comprehensive loss	24.8	0.3	25.1	29.7	0.2	29.9
Net balance sheet impact	$(18.8)	$(8.3)	$(27.1)	$(24.2)	$(7.9)	$(32.1)

	Years Ended December 31,
	2016	2015	2014
Components of Net Periodic Benefit Cost	($ in millions)
Service cost	$1.2	$1.2	$1.1
Interest cost	1.6	2.3	2.7
Amortization of prior service cost	(2.6)	—	(0.1)
Recognized actuarial loss	2.3	3.1	2.9
Curtailment	—	0.1	—
Net periodic benefit cost	$2.5	$6.7	$6.6

Included in Other Comprehensive Loss (Pretax)
Liability adjustment	$(5.1)	$(0.1)	$3.1
Amortization of prior service costs and actuarial losses	0.3	(3.2)	(2.8)

For the year ended December 31, 2015, we recorded a curtailment charge of $0.1 million associated with permanently closing a portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014. This charge was included in restructuring charges.

The other postretirement plans’ actuarial loss that will be recognized from accumulated other comprehensive loss into net periodic benefit cost in 2017 will be approximately $3 million.

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

	December 31,
Weighted-Average Assumptions	2016	2015	2014
Discount rate—periodic benefit cost	4.1%	3.7%	4.3%
Discount rate—benefit obligation	3.8%	4.1%	3.7%

The discount rate is based on a hypothetical yield curve represented by a series of annualized individual zero-coupon bond spot rates for maturities ranging from one-half to thirty years.  The bonds used in the yield curve must have a rating of AA or better per Standard & Poor’s, be non-callable, and have at least $250 million par outstanding.  The yield curve is then applied to the projected benefit payments from the plan.  Based on these bonds and the projected benefit payment streams, the single rate that produces the same yield as the matching bond portfolio is used as the discount rate.

We review external data and our own internal trends for healthcare costs to determine the healthcare cost for the post retirement benefit obligation.  The assumed healthcare cost trend rates for pre-65 retirees were as follows:

	December 31,
	2016	2015
Healthcare cost trend rate assumed for next year	8.0%	8.5%
Rate that the cost trend rate gradually declines to	5.0%	5.0%
Year that the rate reaches the ultimate rate	2022	2022

For post-65 retirees, we provide a fixed dollar benefit, which is not subject to escalation.

Assumed healthcare cost trend rates have an effect on the amounts reported for the healthcare plans.  A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage Point Increase	One-Percentage Point Decrease
	($ in millions)
Effect on total of service and interest costs	$0.6	$(0.4)
Effect on postretirement benefit obligation	2.1	(1.8)

We expect to make payments of approximately $5 million for each of the next five years under the provisions of our other postretirement benefit plans.

INCOME TAXES

	Years ended December 31,
	2016	2015	2014
Components of Income (Loss) from Continuing Operations Before Taxes	($ in millions)
Domestic	$(23.3)	$(66.9)	$164.4
Foreign	(10.9)	73.6	(1.7)
Income (loss) from continuing operations before taxes	$(34.2)	$6.7	$162.7
Components of Income Tax (Benefit) Provision
Current expense (benefit):
Federal	$(11.6)	$(16.6)	$25.9
State	0.9	1.2	1.3
Foreign	15.7	14.4	5.3
	5.0	(1.0)	32.5
Deferred (benefit) expense:
Federal	$(10.1)	$8.9	$26.9
State	(5.1)	(2.4)	3.0
Foreign	(20.1)	2.6	(4.7)
	(35.3)	9.1	25.2
Income tax (benefit) provision	$(30.3)	$8.1	$57.7

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35% to the income (loss) from continuing operations before taxes.

	Years ended December 31,
Effective Tax Rate Reconciliation (Percent)	2016	2015	2014
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net	8.0	(38.2)	2.4
Foreign rate differential	(25.1)	(129.8)	0.4
U.S. tax on foreign earnings	24.4	128.6	(0.6)
Domestic manufacturing/export tax incentive	—	—	(1.8)
Salt depletion	45.4	(38.8)	(0.5)
Non-deductible transaction costs	—	133.1	—
Change in valuation allowance	(0.7)	27.9	1.1
Remeasurement of deferred taxes	9.4	7.6	0.4
Change in tax contingencies	(9.7)	5.0	(0.3)
Dividends paid to CEOP	2.8	(11.1)	(0.5)
Return to provision	5.3	(4.2)	(0.7)
Research tax credit	0.6	(3.1)	—
Other, net	(6.8)	8.9	0.6
Effective tax rate	88.6%	120.9%	35.5%

The effective tax rate from continuing operations for 2016 included a benefit of $4.8 million associated with return to provision adjustments for the finalization of our prior years’ U.S. federal and state income tax returns. The return to provision adjustment for 2016 included $14.9 million of benefit primarily associated with a change in estimate related to the calculation of salt depletion and $9.7 million of expense associated with the correction of an immaterial error related to non-deductible acquisition costs. The effective tax rate from continuing operations for 2016 also included an expense of $4.1 million related to changes in uncertain tax positions for prior tax years and a benefit of $3.2 million related to the remeasurement of deferred taxes due to a decrease in our state effective tax rates. The effective tax rate from continuing operations for 2015 included $8.9 million of expense associated with certain transaction costs related to the Acquisition that are not deductible for U.S. tax purposes partially offset by $2.6 million of benefit associated with salt depletion deductions. The effective tax rate from continuing operations for 2014 included $1.2 million of benefit associated with return to provision adjustments for the finalization of our 2013 U.S. federal and state income tax returns and $0.7 million of benefit associated with the expiration of the statutes of limitations in federal and state jurisdictions. These items were partially offset by $0.8 million of expense associated with increases in valuation allowances on certain state tax credit balances, primarily due to a change in state tax law, and $0.6 million of expense related to the remeasurement of deferred taxes due to an increase in state effective tax rates.

	December 31,
Components of Deferred Tax Assets and Liabilities	2016	2015
	($ in millions)
Deferred tax assets:
Pension and postretirement benefits	$226.1	$235.2
Environmental reserves	54.5	55.3
Asset retirement obligations	22.0	21.0
Accrued liabilities	53.0	53.7
Tax credits	13.2	23.3
Net operating losses	105.3	40.1
Capital loss carryforward	2.8	4.7
Other miscellaneous items	—	18.5
Total deferred tax assets	476.9	451.8
Valuation allowance	(29.0)	(29.3)
Net deferred tax assets	447.9	422.5
Deferred tax liabilities:
Property, plant and equipment	875.5	875.6
Intangible amortization	137.3	138.4
Inventory and prepaids	13.6	11.6
Partnerships	106.3	101.4
Taxes on unremitted earnings	223.6	294.8
Other miscellaneous items	4.6	—
Total deferred tax liabilities	1,360.9	1,421.8
Net deferred tax liability	$(913.0)	$(999.3)

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

At December 31, 2016, we had a U.S. net operating loss carryforward (NOL) of approximately $198.0 million (representing $69.3 million of deferred tax assets) that will expire in years 2017 through 2036, if not utilized.  The utilization of $2.5 million of the deferred tax assets are limited under Section 382 of the U.S. Internal Revenue Code to $1.0 million in 2017 and $0.5 million in 2018 through 2020.

At December 31, 2016, we had deferred state tax benefits of $13.2 million relating to state NOLs, which are available to offset future state taxable income through 2036.

At December 31, 2016, we had deferred state tax benefits of $12.9 million relating to state tax credits, which are available to offset future state tax liabilities through 2031.

At December 31, 2016, we had a capital loss carryforward of $7.3 million (representing $2.8 million of deferred tax assets) which are available to offset future consolidated capital gains that will expire in years 2018 through 2021, if not utilized.

At December 31, 2016, we had a NOL of approximately $89.0 million (representing $22.8 million of deferred tax assets) in various foreign jurisdictions. Of these, $21.6 million (representing $5.4 million of deferred tax assets) expire in various years from 2020 to 2026. The remaining $67.4 million (representing $17.4 million of deferred tax assets) do not expire.

The activity of our deferred income tax valuation allowance was as follows:

	December 31,
	2016	2015
	($ in millions)
Beginning balance	$29.3	$16.6
Charged to income tax provision	8.4	1.8
Acquisition activity	(4.3)	12.3
Deductions from reserves - credited to income tax provision	(4.4)	(1.4)
Ending balance	$29.0	$29.3

As of December 31, 2016, we had $38.4 million of gross unrecognized tax benefits, which would have a net $36.7 million impact on the effective tax rate from continuing operations, if recognized.  As of December 31, 2015, we had $35.1 million of gross unrecognized tax benefits, which would have a net $33.5 million impact on the effective tax rate from continuing operations, if recognized.  The change for 2016 primarily relates to additional gross unrecognized benefits for prior year tax positions, as well as the settlement of ongoing audits.  The change for 2015 primarily relates to additional gross unrecognized benefits for prior year tax positions, as well as the settlement of ongoing audits.  The amounts of unrecognized tax benefits were as follows:

	December 31,
	2016	2015
	($ in millions)
Beginning balance	$35.1	$36.1
Increase for current year tax positions	1.7	—
Increase for prior year tax positions	5.8	0.2
Reductions due to statute of limitations	(0.3)	—
Decrease for prior year tax positions	(1.8)	—
Decrease due to tax settlements	(2.1)	(1.2)
Ending balance	$38.4	$35.1

Income from discontinued operations, net for the year ended December 31, 2014 included $2.2 million of tax expense related to changes in tax contingencies.

We recognize interest and penalty expense related to unrecognized tax positions as a component of the income tax provision.  As of December 31, 2016 and 2015, interest and penalties accrued were $3.0 million and $3.4 million, respectively.  For 2016, 2015 and 2014, we recorded (benefit) expense related to interest and penalties of $(0.4) million, $0.2 million and $0.4 million, respectively.

As of December 31, 2016, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $12.3 million over the next twelve months.  The anticipated reduction primarily relates to settlements with tax authorities and the expiration of federal, state and foreign statutes of limitation.

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

Tax Years
U.S. federal income tax	2008; 2010 - 2015
U.S. state income tax	2006 - 2015
Canadian federal income tax	2012 - 2015
Brazil	2014 - 2015
Germany	2015
China	2014 - 2015
The Netherlands	2014 - 2015
South Korea	2014 - 2015

ACCRUED LIABILITIES

Included in accrued liabilities were the following:

	December 31,
	2016	2015
	($ in millions)
Acquisition-related accruals	$—	$90.2
Accrued compensation and payroll taxes	77.8	53.4
Tax-related accruals	40.9	29.5
Accrued interest	30.7	35.0
Legal and professional costs	21.2	32.0
Accrued employee benefits	21.2	24.4
Environmental (current portion only)	17.0	19.0
Asset retirement obligation (current portion only)	12.6	7.3
Other	42.4	37.3
Accrued liabilities	$263.8	$328.1

CONTRIBUTING EMPLOYEE OWNERSHIP PLAN

The Contributing Employee Ownership Plan (CEOP) is a defined contribution plan available to essentially all domestic employees.  We provide a contribution to an individual retirement contribution account maintained with the CEOP equal to an amount of between 5% and 10% of the employee’s eligible compensation.  The defined contribution plan expense was $28.2 million, $18.1 million and $16.1 million for 2016, 2015 and 2014, respectively. The increase in defined contribution plan expense was due to the additional employees added in conjunction with the Acquired Business.

Company matching contributions are invested in the same investment allocation as the employee’s contribution.  Our matching contributions for eligible employees amounted to $11.2 million, $6.9 million and $5.7 million in 2016, 2015 and 2014, respectively.

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

	Years ended December 31,
	2016	2015	2014
	($ in millions)
Stock-based compensation	$11.2	$11.5	$9.2
Mark-to-market adjustments	3.0	(3.0)	(3.6)
Total expense	$14.2	$8.5	$5.6

Stock Plans

Under the stock option and long-term incentive plans, options may be granted to purchase shares of our common stock at an exercise price not less than fair market value at the date of grant, and are exercisable for a period not exceeding ten years from that date.  Stock options, restricted stock and performance shares typically vest over three years.  We issue shares to settle stock options, restricted stock and share-based performance awards.  In 2016, 2015 and 2014 long-term incentive awards included stock options, performance share awards and restricted stock.  The stock option exercise price was set at the fair market value of common stock on the date of the grant, and the options have a ten-year term.

Stock option transactions were as follows:

				Exercisable
	Shares	Option Price	Weighted-Average Option Price	Options	Weighted-Average Exercise Price
Outstanding at January 1, 2016	4,720,105	$14.28-27.65	$21.29	3,371,449	$19.28
Granted	1,670,400	13.14	13.14
Exercised	(267,082)	14.28-23.28	16.48
Canceled	(388,683)	13.14-25.57	19.77
Outstanding at December 31, 2016	5,734,740	$13.14-27.65	$19.25	3,407,300	$20.56

At December 31, 2016, the average exercise period for all outstanding and exercisable options was 75 months and 54 months, respectively.  At December 31, 2016, the aggregate intrinsic value (the difference between the exercise price and market value) for outstanding options was $39.1 million and exercisable options was $18.4 million.  The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $2.1 million, $1.3 million and $3.9 million, respectively.

The total unrecognized compensation cost related to unvested stock options at December 31, 2016 was $4.1 million and was expected to be recognized over a weighted-average period of 1.3 years.

The following table provides certain information with respect to stock options exercisable at December 31, 2016:

Range of Exercise Prices	Options Exercisable	Weighted-Average Exercise Price	Options Outstanding	Weighted-Average Exercise Price
Under $16.00	897,129	$15.06	2,518,379	$13.82
$16.00 – $22.00	1,286,916	20.25	1,286,916	20.25
Over $22.00	1,223,255	24.92	1,929,445	25.66
	3,407,300		5,734,740

At December 31, 2016, common shares reserved for issuance and available for grant or purchase under the following plans consisted of:

	Number of Shares
Stock Option Plans	Reserved for Issuance	Available for Grant or Purchase(1)
2000 long term incentive plan	245,486	97,444
2003 long term incentive plan	365,005	235,305
2006 long term incentive plan	1,360,312	87,116
2009 long term incentive plan	2,660,662	122,710
2014 long term incentive plan	3,000,000	244,975
2016 long term incentive plan	6,000,000	6,000,000
Total under stock option plans	13,631,465	6,787,550

	Number of Shares
Stock Purchase Plans	Reserved for Issuance	Available for Grant or Purchase
1997 stock plan for non-employee directors	553,402	460,663
Employee deferral plan	45,627	45,623
Total under stock purchase plans	599,029	506,286

(1)	All available to be issued as stock options, but includes a sub-limit for all types of stock awards of 3,287,550 shares.

Under the stock purchase plans, our non-employee directors may defer certain elements of their compensation into shares of our common stock based on fair market value of the shares at the time of deferral.  Non-employee directors annually receive stock grants as a portion of their director compensation.  Of the shares reserved under the stock purchase plans at December 31, 2016, 92,739 shares were committed.

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

	To Settle in Cash		To Settle in Shares
	Shares	Weighted-Average Fair Value per Share	Shares	Weighted-Average Fair Value per Share
Outstanding at January 1, 2016	311,528	$17.48	302,000	$25.59
Granted	339,619	15.28	340,925	15.39
Paid/Issued	(103,417)	17.48	(96,500)	23.28
Converted from shares to cash	2,474	13.14	(2,474)	13.14
Canceled	(7,376)	13.14	(7,376)	13.14
Outstanding at December 31, 2016	542,828	$25.84	536,575	$16.18
Total vested at December 31, 2016	241,299	$25.84	235,046	$18.62

The summary of the status of our unvested performance shares to be settled in cash were as follows:

	Shares	Weighted-Average Fair Value per Share
Unvested at January 1, 2016	110,000	$17.48
Granted	408,431	13.63
Vested	(209,526)	25.84
Canceled	(7,376)	13.14
Unvested at December 31, 2016	301,529	$25.84

At December 31, 2016, the liability recorded for performance shares to be settled in cash totaled $6.2 million.  The total unrecognized compensation cost related to unvested performance shares at December 31, 2016 was $12.1 million and was expected to be recognized over a weighted-average period of 1.1 years.

SHAREHOLDERS’ EQUITY

On April 24, 2014, our board of directors authorized a new share repurchase program for up to 8 million shares of common stock that will terminate on April 24, 2017 for any of the remaining shares not yet repurchased.  For the years ended December 31, 2016 and 2015, no shares were purchased and retired. We repurchased and retired 2.5 million shares in 2014 at a cost of $64.8 million.  As of December 31, 2016, we had repurchased a total of 1.9 million shares under the April 2014 program, and 6.1 million shares remained authorized to be purchased. Under the Merger Agreement relating to the Acquisition, we were restricted from repurchasing shares of our common stock prior to the consummation of the Merger. For a period of two years subsequent to the Closing Date of the Merger, we will continue to be subject to certain restrictions on our ability to conduct share repurchases.

During 2016, 2015 and 2014, we issued 0.3 million, 0.1 million and 0.5 million shares, respectively, with a total value of $4.1 million, $3.1 million and $12.1 million, respectively, representing stock options exercised.

We have registered an undetermined amount of securities with the SEC, so that, from time-to-time, we may issue debt securities, preferred stock and/or common stock and associated warrants in the public market under that registration statement.

The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation Adjustment (net of taxes)	Unrealized Gains (Losses) on Derivative Contracts (net of taxes)	Pension and Postretirement Benefits (net of taxes)	Accumulated Other Comprehensive Loss
	($ in millions)
Balance at January 1, 2014	$(0.5)	$0.9	$(365.5)	$(365.1)
Unrealized losses	(1.8)	(10.2)	(142.0)	(154.0)
Reclassification adjustments into income	—	1.8	25.5	27.3
Tax benefit	—	3.3	45.4	48.7
Net change	(1.8)	(5.1)	(71.1)	(78.0)
Balance at December 31, 2014	(2.3)	(4.2)	(436.6)	(443.1)
Unrealized losses	(15.7)	(13.9)	(125.3)	(154.9)
Reclassification adjustments into income	—	9.7	65.6	75.3
Tax benefit	5.9	1.5	22.8	30.2
Net change	(9.8)	(2.7)	(36.9)	(49.4)
Balance at December 31, 2015	(12.1)	(6.9)	(473.5)	(492.5)
Unrealized (losses) gains	(22.4)	26.3	(61.0)	(57.1)
Reclassification adjustments into income	—	5.8	20.4	26.2
Tax benefit (provision)	10.4	(12.4)	15.4	13.4
Net change	(12.0)	19.7	(25.2)	(17.5)
Balance at December 31, 2016	$(24.1)	$12.8	$(498.7)	$(510.0)

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

SEGMENT INFORMATION

We define segment results as income (loss) from continuing operations before interest expense, interest income, other operating income, other income (expense) and income taxes, and include the results of non-consolidated affiliates.  Consistent with the guidance in ASC 280 “Segment Reporting” (ASC 280), we have determined it is appropriate to include the operating results of non-consolidated affiliates in the relevant segment financial results. Beginning in the fourth quarter of 2015, we modified our reportable segments due to changes in our organization resulting from the Acquisition. We have three operating segments: Chlor Alkali Products and Vinyls, Epoxy and Winchester. For segment reporting purposes, the Acquired Business’s Global Epoxy operating results comprise the Epoxy segment and the Acquired Chlor Alkali Business operating results combined with our former Chlor Alkali Products and Chemical Distribution segments comprise the Chlor Alkali Products and Vinyls segment. This reporting structure has been retrospectively applied to financial results for all periods presented. The three operating segments reflect the organization used by our management for purposes of allocating resources and assessing performance. Chlorine used in our Epoxy segment is transferred at cost from the Chlor Alkali Products and Vinyls segment. Sales and profits are recognized in the Chlor Alkali Products and Vinyls segment for all caustic soda generated and sold by Olin.

	Years ended December 31,
	2016	2015	2014
Sales:	($ in millions)
Chlor Alkali Products and Vinyls	$2,999.3	$1,713.4	$1,502.8
Epoxy	1,822.0	429.6	—
Winchester	729.3	711.4	738.4
Total sales	$5,550.6	$2,854.4	$2,241.2
Income (loss) from continuing operations before taxes:
Chlor Alkali Products and Vinyls	$224.9	$115.5	$130.1
Epoxy	15.4	(7.5)	—
Winchester	120.9	115.6	127.3
Corporate/Other	(55.8)	(40.6)	(33.8)
Restructuring charges	(112.9)	(2.7)	(15.7)
Acquisition-related costs	(48.8)	(123.4)	(4.2)
Other operating income	10.6	45.7	1.5
Interest expense	(191.9)	(97.0)	(43.8)
Interest income	3.4	1.1	1.3
Income (loss) from continuing operations before taxes	$(34.2)	$6.7	$162.7
Earnings of non-consolidated affiliates:
Chlor Alkali Products and Vinyls	$1.7	$1.7	$1.7
Depreciation and amortization expense:
Chlor Alkali Products and Vinyls	$418.1	$186.1	$119.4
Epoxy	90.0	20.9	—
Winchester	18.5	17.4	16.3
Corporate/Other	6.9	4.5	3.4
Total depreciation and amortization expense	$533.5	$228.9	$139.1
Capital spending:
Chlor Alkali Products and Vinyls	$195.1	$94.5	$49.6
Epoxy	45.4	7.7	—
Winchester	19.5	25.6	21.4
Corporate/Other	18.0	3.1	0.8
Total capital spending	$278.0	$130.9	$71.8

	December 31,
	2016	2015
Assets:	($ in millions)
Chlor Alkali Products and Vinyls	$6,521.4	$6,690.7
Epoxy	1,514.3	1,591.2
Winchester	424.0	411.9
Corporate/Other	302.9	595.1
Total assets	$8,762.6	$9,288.9

Investments—affiliated companies (at equity):
Chlor Alkali Products and Vinyls	$26.7	$25.0

Segment assets include only those assets which are directly identifiable to an operating segment.  Assets of the corporate/other segment include primarily such items as cash and cash equivalents, deferred taxes, restricted cash and other assets.

	Years ended December 31,
Geographic Data	2016	2015	2014
Sales:	($ in millions)
United States	$3,356.8	$2,208.5	$2,051.4
Foreign	2,193.8	645.9	189.8
Total sales	$5,550.6	$2,854.4	$2,241.2

	December 31,
	2016	2015
Long-lived assets:	($ in millions)
United States	$3,352.2	$3,561.7
Foreign	352.7	391.7
Total long-lived assets	$3,704.9	$3,953.4

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

We are party to various governmental and private environmental actions associated with past manufacturing facilities and former waste disposal sites.  Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.  Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages.  With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we expect to incur to protect our interests against those unasserted claims.  Our accrued liabilities for unasserted claims amounted to $2.0 million at December 31, 2016.  With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and operation, maintenance and monitoring (OM&M) expenses that, in our experience, we expect to incur in connection with the asserted claims.  Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.

Our liabilities for future environmental expenditures were as follows:

	December 31,
	2016	2015
	($ in millions)
Beginning balance	$138.1	$138.3
Charges to income	9.2	15.7
Remedial and investigatory spending	(10.3)	(14.1)
Currency translation adjustments	0.3	(1.8)
Ending balance	$137.3	$138.1

At December 31, 2016 and 2015, our consolidated balance sheets included environmental liabilities of $120.3 million and $119.1 million, respectively, which were classified as other noncurrent liabilities.  Our environmental liability amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.  These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed.  As a result of these reassessments, future charges to income may be made for additional liabilities.  Of the $137.3 million included on our consolidated balance sheet at December 31, 2016 for future environmental expenditures, we currently expect to utilize $77.8 million of the reserve for future environmental expenditures over the next 5 years, $16.1 million for expenditures 6 to 10 years in the future, and $43.4 million for expenditures beyond 10 years in the future.

Our total estimated environmental liability at December 31, 2016 was attributable to 64 sites, 16 of which were USEPA NPL sites.  Nine sites accounted for 79% of our environmental liability and, of the remaining 55 sites, no one site accounted for more than 3% of our environmental liability.  At four of the nine sites, part of the site is subject to a remedial investigation and another part is in the long-term OM&M stage.  At one of the nine sites, a remedial action plan is being developed for part of the site and another part a remedial design is being developed. At one of the nine sites, part of the site is subject to a remedial investigation and another part a remedial design is being developed. At one of these nine sites, a remedial investigation is being performed.  The two remaining sites are in long-term OM&M.  All nine sites are either associated with past manufacturing operations or former waste disposal sites.  None of the nine largest sites represents more than 23% of the liabilities reserved on our consolidated balance sheet at December 31, 2016 for future environmental expenditures.

Environmental provisions charged (credited) to income, which are included in cost of goods sold, were as follows:

	Years ended December 31,
	2016	2015	2014
	($ in millions)
Charges to income	$9.2	$15.7	$9.6
Recoveries from third parties of costs incurred and expensed in prior periods	—	—	(1.4)
Total environmental expense	$9.2	$15.7	$8.2

These charges relate primarily to remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites and may be material to operating results in future years.

Annual environmental-related cash outlays for site investigation and remediation are expected to range between approximately $15 million to $25 million over the next several years, which are expected to be charged against reserves recorded on our consolidated balance sheet.  While we do not anticipate a material increase in the projected annual level of our environmental-related cash outlays for site investigation and remediation, there is always the possibility that such an increase may occur in the future in view of the uncertainties associated with environmental exposures.  Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, changes in regulatory authorities, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other PRPs, our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs.  It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations.  At December 31, 2016, we estimate that it is reasonably possible that we may have additional contingent environmental liabilities of $60 million in addition to the amounts for which we have already recorded as a reserve.

COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual commitments under non-cancelable operating leases and purchase contracts as of December 31, 2016:

	Operating Leases	Purchase Commitments
	($ in millions)
2017	$78.8	$603.1
2018	65.9	514.8
2019	51.9	497.5
2020	38.5	494.4
2021	26.9	493.8
Thereafter	77.6	2,992.2
Total commitments	$339.6	$5,595.8

Our operating lease commitments are primarily for railroad cars but also include distribution, warehousing and office space and data processing and office equipment.  Virtually none of our lease agreements contain escalation clauses or step rent provisions.  Total rent expense charged to operations amounted to $95.5 million, $75.1 million and $66.8 million in 2016, 2015 and 2014, respectively (sublease income is not significant).  The above purchase commitments include raw material, capital expenditure and utility purchasing commitments utilized in our normal course of business for our projected needs.  In connection with the Acquisition, certain additional agreements have been entered into with TDCC, including, long-term purchase agreements for raw materials. These agreements are maintained through long-term cost based contracts that provide us with a reliable supply of key raw materials. Key raw materials received from TDCC include ethylene, electricity, propylene and benzene. Additionally, during 2016, one of the options to obtain additional future ethylene supply at producer economics was exercised by us and, accordingly, additional payments will be made to TDCC of $209.4 million in 2017. On February 27, 2017, we exercised the remaining option to obtain additional future ethylene supply and in connection with the exercise we also secured a long-term customer arrangement. Consequently, additional payments will be made to TDCC of between $425.0 million and $465.0 million on or about the fourth quarter of 2020.

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  At December 31, 2016 and 2015, our consolidated balance sheets included liabilities for these legal actions of $13.6 million and $21.2 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations. In connection with the Acquisition, TDCC retained liabilities related to litigation to the extent arising prior to the Closing Date. In addition to the aforementioned legal actions, we are party to a dispute relating to a contract termination. The other party to the contract has filed a demand for arbitration alleging, among other things, that Olin breached the related agreement and claimed damages in excess of the amount Olin believes it is obligated for under the contract. Any additional losses related to this contract dispute are not currently estimable because of unresolved questions of fact and law but, if resolved unfavorably to Olin, they could have a material effect on our financial results.

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

For the year ended December 31, 2016, we recognized an insurance recovery of $11.0 million in other operating income for property damage and business interruption related to a 2008 chlor alkali facility incident.

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

The company actively manages currency exposures that are associated with net monetary asset positions, currency purchases and sales commitments denominated in foreign currencies and foreign currency denominated assets and liabilities created in the normal course of business. We enter into forward sales and purchase contracts to manage currency to offset our net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of our operations. At December 31, 2016, we had outstanding forward contracts to buy foreign currency with a notional value of $73.2 million and to sell foreign currency with a notional value of $100.8 million. All of the currency derivatives expire within one year and are for USD equivalents. The counterparties to the forward contracts were large financial institutions; however, the risk of loss to us in the event of nonperformance by a counterparty could be significant to our financial position or results of operations. At December 31, 2015, we had outstanding forward contracts to buy foreign currency with a notional value of $21.7 million and to sell foreign currency with a notional value of $10.1 million.

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

We had the following notional amount of outstanding commodity contracts that were entered into to hedge forecasted purchases:

	December 31,
	2016	2015
	($ in millions)
Copper	$35.8	$43.6
Zinc	8.0	8.7
Lead	3.4	9.3
Natural gas	54.4	2.0

As of December 31, 2016, the counterparties to these commodity contracts were Wells Fargo ($41.7 million), Citibank ($22.0 million), Merrill Lynch Commodities, Inc. ($19.8 million) and JPMorgan Chase Bank, National Association ($18.1 million), all of which are major financial institutions.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in our manufacturing process.  At December 31, 2016, we had open positions in futures contracts through 2021.  If all open futures contracts had been settled on December 31, 2016, we would have recognized a pretax gain of $11.1 million.

If commodity prices were to remain at December 31, 2016 levels, approximately $6.2 million of deferred gains would be reclassified into earnings during the next twelve months.  The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

In April 2016, we entered into three tranches of forward starting interest rate swaps whereby we agreed to pay fixed rates to the counterparties who, in turn, pay us floating rates on $1,100.0 million, $900.0 million and $400.0 million of our underlying floating-rate debt obligations. Each tranche’s term length is for twelve months beginning on December 31, 2016, December 31, 2017 and December 31, 2018, respectively. The counterparties to the agreements are SMBC Capital Markets, Inc., Wells Fargo, PNC Bank, National Association, and Toronto-Dominion Bank. These counterparties are large financial institutions; however, the risk of loss to us in the event of nonperformance by a counterparty could be significant to our financial position or results of operations. We have designated the swaps as cash flow hedges of the risk of changes in interest payments associated with our variable rate borrowings. Accordingly, the swap agreements have been recorded at their fair market value of $9.6 million and are included in other current assets and other assets on the accompanying consolidated balance sheet, with the corresponding gain deferred as a component of other comprehensive loss. No gain or loss has been recorded in earnings as a result of ineffectiveness.

We use interest rate swaps as a means of minimizing significant unanticipated earnings fluctuations that may arise from volatility in interest rates of our variable-rate borrowings. These interest rate swaps are treated as cash flow hedges. At December 31, 2016, we had open interest rate swaps designated as cash flow hedges with maximum terms through 2019. If all open futures contracts had been settled on December 31, 2016, we would have recognized a pretax gain of $9.6 million.

If interest rates were to remain at December 31, 2016 levels, $1.1 million of deferred gains would be reclassified into earnings during the next twelve months. The actual effect on earnings will be dependent on actual interest rates when the forecasted transactions occur.

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps.  As of December 31, 2016 and 2015, the total notional amounts of our interest rate swaps designated as fair value hedges were $500.0 million and zero, respectively.

In April 2016, we entered into interest rate swaps on $250.0 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to the counterparties who, in turn, pay us fixed rates.  The counterparties to these agreements are Toronto-Dominion Bank and SMBC Capital Markets, Inc., both of which are major financial institutions.

In October 2016, we entered into interest rate swaps on an additional $250.0 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to the counterparties who, in turn, pay us fixed rates.  The counterparties to these agreements are PNC Bank, National Association and Wells Fargo, both of which are major financial institutions.

We have designated the April 2016 and October 2016 interest rate swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of our fixed rate borrowings. Accordingly, the swap agreements have been recorded at their fair market value of $28.5 million and are included in other long-term liabilities on the accompanying consolidated balance sheet, with a corresponding decrease in the carrying amount of the related debt. For the year ended December 31, 2016, $2.6 million of income has been recorded to interest expense on the accompanying consolidated statement of operations related to these swap agreements. No gain or loss has been recorded in earnings as a result of ineffectiveness.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million which will be recognized through 2017. As of December 31, 2016, $0.1 million of this gain was included in current installments of long-term debt.

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

The following table summarizes the location and fair value of the derivative instruments on our consolidated balance sheets.  The table disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis before giving effect to master netting arrangements:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
		December 31,			December 31,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2016	2015	Balance Sheet Location	2016	2015
		($ in millions)			($ in millions)
Interest rate contracts	Other current assets	$1.9	$—	Current installments of long-term debt	$0.1	$1.2
Interest rate contracts	Other assets	7.7	—	Long-term debt	—	0.4
Interest rate contracts	Other assets	—	—	Other liabilities	28.5	—
Commodity contracts – gains	Other current assets	13.2	—	Accrued liabilities	—	(0.1)
Commodity contracts – losses	Other current assets	(1.7)	—	Accrued liabilities	—	11.5
		$21.1	$—		$28.6	$13.0
Derivatives Not Designated as Hedging Instruments
Interest rate contracts – gains	Other current assets	$—	$1.2	Accrued liabilities	$—	$—
Interest rate contracts – losses	Other current assets	—	(0.1)	Accrued liabilities	—	—
Commodity contracts – losses	Other current assets	—	—	Accrued liabilities	—	0.2
Foreign exchange contracts – losses	Other current assets	(0.5)	—	Accrued liabilities	1.7	—
Foreign exchange contracts – gains	Other current assets	0.6	0.1	Accrued liabilities	(0.5)	—
		$0.1	$1.2		$1.2	$0.2
Total derivatives(1)		$21.2	$1.2		$29.8	$13.2

(1)	Does not include the impact of cash collateral received from or provided to counterparties.

The following table summarizes the effects of derivative instruments on our consolidated statements of operations:

		Amount of Gain (Loss)
		Years Ended December 31,
	Location of Gain (Loss)	2016	2015	2014
Derivatives – Cash Flow Hedges		($ in millions)
Recognized in other comprehensive loss (effective portion):
Commodity contracts	———	$16.7	$(13.9)	$(10.2)
Interest rate contracts	———	9.6	—	—
		$26.3	$(13.9)	$(10.2)
Reclassified from accumulated other comprehensive loss into income (effective portion):
Commodity contracts	Cost of goods sold	$(5.8)	$(9.7)	$(1.8)
Derivatives – Fair Value Hedges
Interest rate contracts	Interest expense	$3.7	$2.8	$2.9
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of goods sold	$(0.4)	$(2.2)	$1.4
Foreign exchange contracts	Selling and administration	(11.1)	0.1	—
		$(11.5)	$(2.1)	$1.4

The ineffective portion of changes in fair value resulted in zero charged or credited to earnings for the years ended December 31, 2016, 2015 and 2014.

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

Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceeds a specific threshold.  If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability.  As of December 31, 2016, this threshold was not exceeded. As of December 31, 2015, the amount recognized in accrued liabilities for cash collateral provided by us to counterparties was $5.6 million.  In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.

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

Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets	($ in millions)
Interest rate swaps	$—	$9.6	$—	$9.6
Commodity contracts	—	11.5	—	11.5
Foreign exchange contracts	—	0.1	—	0.1
Liabilities
Interest rate swaps	—	28.6	—	28.6
Foreign exchange contracts	—	1.2	—	1.2
Balance at December 31, 2015
Assets
Interest rate swaps	$—	$1.1	$—	$1.1
Foreign exchange contracts	—	0.1	—	0.1
Liabilities
Interest rate swaps	—	1.6	—	1.6
Commodity contracts	—	11.6	—	11.6

For the years ended December 31, 2016 and 2015, there were no transfers into or out of Level 1, Level 2 and Level 3.

Interest Rate Swaps

Interest rate swap financial instruments were valued using the “income approach” valuation technique.  This method used valuation techniques to convert future amounts to a single present amount.  The measurement was based on the value indicated by current market expectations about those future amounts.  We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels.

Commodity Forward Contracts

Commodity contract financial instruments were valued primarily based on prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for commodities.  We use commodity derivative contracts for certain raw materials and energy costs such as copper, zinc, lead, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations.

Foreign Currency Contracts

Foreign currency contract financial instruments were valued primarily based on relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for currencies.  We enter into forward sales and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies.

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

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Amount recorded on balance sheets
	($ in millions)
Balance at December 31, 2016	$—	$3,703.7	$153.0	$3,856.7	$3,617.6
Balance at December 31, 2015	—	3,826.9	153.0	3,979.9	3,848.8

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by ASC 820.  There were no assets measured at fair value on a nonrecurring basis as of December 31, 2016 and 2015.

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

The following condensed consolidating financial information presents the condensed consolidating balance sheets as of December 31, 2016 and 2015, and the related condensed consolidating statements of operations, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2016 of (a) the Parent Guarantor, (b) the Issuer, (c) the non-guarantor subsidiaries, (d) elimination entries necessary to consolidate the Parent Guarantor with the Issuer and the non-guarantor subsidiaries and (e) Olin on a consolidated basis. Investments in consolidated subsidiaries are presented under the equity method of accounting.

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2016
(In millions)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$25.2	—	$159.3	—	$184.5
Receivables, net	88.3	—	586.7	—	675.0
Intercompany receivables	—	—	1,912.3	(1,912.3)	—
Income taxes receivable	19.0	—	7.3	(0.8)	25.5
Inventories	167.7	—	462.7	—	630.4
Other current assets	164.7	3.4	1.2	(138.5)	30.8
Total current assets	464.9	3.4	3,129.5	(2,051.6)	1,546.2
Property, plant and equipment, net	510.1	—	3,194.8	—	3,704.9
Investment in subsidiaries	6,035.2	3,734.7	—	(9,769.9)	—
Deferred income taxes	133.5	—	103.5	(117.5)	119.5
Other assets	48.1	—	596.3	—	644.4
Long-term receivables—affiliates	—	2,194.2	—	(2,194.2)	—
Intangible assets, net	0.4	5.7	623.5	—	629.6
Goodwill	—	966.3	1,151.7	—	2,118.0
Total assets	$7,192.2	$6,904.3	$8,799.3	$(14,133.2)	$8,762.6
Liabilities and Shareholders' Equity
Current liabilities:
Current installments of long-term debt	$0.6	$67.5	$12.4	—	$80.5
Accounts payable	45.3	—	527.4	(1.9)	570.8
Intercompany payables	1,882.8	29.5	—	(1,912.3)	—
Income taxes payable	—	—	8.3	(0.8)	7.5
Accrued liabilities	124.9	—	277.5	(138.6)	263.8
Total current liabilities	2,053.6	97.0	825.6	(2,053.6)	922.6
Long-term debt	913.9	2,413.3	209.9	—	3,537.1
Accrued pension liability	453.7	—	184.4	—	638.1
Deferred income taxes	—	223.6	926.4	(117.5)	1,032.5
Long-term payables—affiliates	1,209.1	—	985.1	(2,194.2)	—
Other liabilities	288.9	6.6	63.8	—	359.3
Total liabilities	4,919.2	2,740.5	3,195.2	(4,365.3)	6,489.6
Commitments and contingencies
Shareholders' equity:
Common stock	165.4	—	14.6	(14.6)	165.4
Additional paid-in capital	2,243.8	4,125.7	4,808.2	(8,933.9)	2,243.8
Accumulated other comprehensive loss	(510.0)	—	(7.0)	7.0	(510.0)
Retained earnings	373.8	38.1	788.3	(826.4)	373.8
Total shareholders' equity	2,273.0	4,163.8	5,604.1	(9,767.9)	2,273.0
Total liabilities and shareholders' equity	$7,192.2	$6,904.3	$8,799.3	$(14,133.2)	$8,762.6

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2015
(In millions)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$119.4	—	$272.6	—	$392.0
Receivables, net	107.7	—	679.4	(3.7)	783.4
Intercompany receivables	—	76.1	1,093.1	(1,169.2)	—
Income taxes receivable	27.3	—	5.7	(0.1)	32.9
Inventories	166.0	—	519.2	—	685.2
Current deferred income taxes	—	—	2.7	(2.7)	—
Other current assets	152.1	5.0	4.6	(121.8)	39.9
Total current assets	572.5	81.1	2,577.3	(1,297.5)	1,933.4
Property, plant and equipment, net	508.7	—	3,444.7	—	3,953.4
Investment in subsidiaries	5,905.0	3,636.3	—	(9,541.3)	—
Deferred income taxes	155.6	—	84.9	(144.6)	95.9
Other assets	43.5	—	411.1	—	454.6
Long-term receivables—affiliates	—	2,562.6	—	(2,562.6)	—
Intangible assets, net	0.5	—	677.0	—	677.5
Goodwill	—	990.2	1,183.9	—	2,174.1
Total assets	$7,185.8	$7,270.2	$8,378.9	$(13,546.0)	$9,288.9
Liabilities and Shareholders' Equity
Current liabilities:
Current installments of long-term debt	$192.8	—	$12.2	—	$205.0
Accounts payable	37.3	—	576.6	(5.7)	608.2
Intercompany payables	1,169.2	—	—	(1,169.2)	—
Income taxes payable	1.5	—	6.1	(2.7)	4.9
Accrued liabilities	227.8	—	221.3	(121.0)	328.1
Total current liabilities	1,628.6	—	816.2	(1,298.6)	1,146.2
Long-term debt	1,084.0	2,547.4	12.4	—	3,643.8
Accrued pension liability	484.3	—	164.6	—	648.9
Deferred income taxes	—	294.8	945.1	(144.7)	1,095.2
Long-term payables—affiliates	1,296.4	286.5	979.7	(2,562.6)	—
Other liabilities	273.7	—	61.1	1.2	336.0
Total liabilities	4,767.0	3,128.7	2,979.1	(4,004.7)	6,870.1
Commitments and contingencies
Shareholders' equity:
Common stock	165.1	—	14.6	(14.6)	165.1
Additional paid-in capital	2,236.4	4,146.1	4,789.6	(8,935.7)	2,236.4
Accumulated other comprehensive loss	(492.5)	—	(31.7)	31.7	(492.5)
Retained earnings	509.8	(4.6)	627.3	(622.7)	509.8
Total shareholders' equity	2,418.8	4,141.5	5,399.8	(9,541.3)	2,418.8
Total liabilities and shareholders' equity	$7,185.8	$7,270.2	$8,378.9	$(13,546.0)	$9,288.9

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2016
(In millions)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Sales	$1,321.3	—	$4,720.2	$(490.9)	$5,550.6
Operating expenses:
Cost of goods sold	1,128.7	—	4,285.9	(490.9)	4,923.7
Selling and administration	138.1	—	185.1	—	323.2
Restructuring charges	0.8	—	112.1	—	112.9
Acquisition-related costs	47.4	—	1.4	—	48.8
Other operating (loss) income	(2.2)	—	12.8	—	10.6
Operating income	4.1	—	148.5	—	152.6
Earnings of non-consolidated affiliates	1.7	—	—	—	1.7
Equity income (loss) in subsidiaries	16.2	139.0	—	(155.2)	—
Interest expense	38.8	153.9	4.7	(5.5)	191.9
Interest income	4.7	—	4.2	(5.5)	3.4
Income (loss) before taxes	(12.1)	(14.9)	148.0	(155.2)	(34.2)
Income tax (benefit) provision	(8.2)	(57.6)	35.5	—	(30.3)
Net (loss) income	$(3.9)	$42.7	$112.5	$(155.2)	$(3.9)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2015
(In millions)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Sales	$1,215.4	—	$2,002.5	$(363.5)	$2,854.4
Operating expenses:
Cost of goods sold	1,057.8	—	1,792.5	(363.5)	2,486.8
Selling and administration	110.0	—	76.3	—	186.3
Restructuring charges	0.7	—	2.0	—	2.7
Acquisition-related costs	117.9	—	5.5	—	123.4
Other operating (loss) income	(4.0)	—	49.7	—	45.7
Operating (loss) income	(75.0)	—	175.9	—	100.9
Earnings of non-consolidated affiliates	1.7	—	—	—	1.7
Equity income (loss) in subsidiaries	90.2	19.7	—	(109.9)	—
Interest expense	60.9	37.0	4.5	(5.4)	97.0
Interest income	3.1	—	3.4	(5.4)	1.1
Income (loss) before taxes	(40.9)	(17.3)	174.8	(109.9)	6.7
Income tax (benefit) provision	(39.5)	(12.7)	60.3	—	8.1
Net (loss) income	$(1.4)	$(4.6)	$114.5	$(109.9)	$(1.4)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2014
(In millions)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Sales	$1,373.2	—	1,285.5	$(417.5)	$2,241.2
Operating expenses:			—
Cost of goods sold	1,148.1	—	1,122.6	(417.5)	1,853.2
Selling and administration	90.7	—	75.4	—	166.1
Restructuring charges	4.8	—	10.9	—	15.7
Acquisition-related costs	4.2	—	—	—	4.2
Other operating income	0.9	—	0.6	—	1.5
Operating income	126.3	—	77.2	—	203.5
Earnings of non-consolidated affiliates	1.7	—	—	—	1.7
Equity income (loss) in subsidiaries	48.8	—	—	(48.8)	—
Interest expense	47.0	—	1.3	(4.5)	43.8
Interest income	2.5	—	3.3	(4.5)	1.3
Income (loss) from continuing operations before taxes	132.3	—	79.2	(48.8)	162.7
Income tax provision	27.3	—	30.4	—	57.7
Income (loss) from continuing operations	105.0	—	48.8	(48.8)	105.0
Income from discontinued operations, net	$0.7	—	$—	$—	$0.7
Net income (loss)	$105.7	—	$48.8	$(48.8)	$105.7

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Year Ended December 31, 2016
(In millions)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Net (loss) income	$(3.9)	$42.7	$112.5	$(155.2)	$(3.9)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	—	—	(12.0)	—	(12.0)
Unrealized gains on derivative contracts, net	19.7	—	—	—	19.7
Pension and postretirement liability adjustments, net	(25.3)	—	(12.2)	—	(37.5)
Amortization of prior service costs and actuarial losses, net	10.9	—	1.4	—	12.3
Total other comprehensive income (loss), net of tax	5.3	—	(22.8)	—	(17.5)
Comprehensive income (loss)	$1.4	$42.7	$89.7	$(155.2)	$(21.4)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Year Ended December 31, 2015
(In millions)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Net (loss) income	$(1.4)	(4.6)	$114.5	$(109.9)	$(1.4)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net	—	—	(9.8)	—	(9.8)
Unrealized losses on derivative contracts, net	(2.7)	—	—	—	(2.7)
Pension and postretirement liability adjustments, net	(73.7)	—	(5.1)	—	(78.8)
Amortization of prior service costs and actuarial losses, net	39.6	—	2.3	—	41.9
Total other comprehensive (loss) income, net of tax	(36.8)	—	(12.6)	—	(49.4)
Comprehensive (loss) income	$(38.2)	$(4.6)	$101.9	$(109.9)	$(50.8)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Year Ended December 31, 2014
(In millions)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Net income (loss)	105.7	—	48.8	(48.8)	105.7
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net	—	—	(1.8)	—	(1.8)
Unrealized losses on derivative contracts, net	(5.1)	—	—	—	(5.1)
Pension and postretirement liability adjustments, net	(83.4)	—	(3.2)	—	(86.6)
Amortization of prior service costs and actuarial losses, net	14.1	—	1.4	—	15.5
Total other comprehensive (loss) income, net of tax	(74.4)	—	(3.6)	—	(78.0)
Comprehensive income (loss)	$31.3	$—	$45.2	$(48.8)	$27.7

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2016
(In millions)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Net operating activities	$702.6	—	$(99.4)	—	$603.2
Investing Activities
Capital expenditures	(65.7)	—	(212.3)	—	(278.0)
Business acquired and related transactions, net of cash acquired	(69.5)	—	—	—	(69.5)
Payments under long-term supply contract	—	—	(175.7)	—	(175.7)
Proceeds from sale/leaseback of equipment	—	—	40.4	—	40.4
Proceeds from disposition of property, plant and equipment	0.2	—	0.3	—	0.5
Proceeds from disposition of investments in non-consolidated equity affiliate	8.8	—	—	—	8.8
Net investing activities	(126.2)	—	(347.3)	—	(473.5)
Financing Activities
Long-term debt:
Borrowings	—	—	230.0	—	230.0
Repayments	(335.6)	(67.5)	(32.2)	—	(435.3)
Stock options exercised	0.5	—	—	—	0.5
Excess tax benefits from stock-based compensation	0.4	—	—	—	0.4
Dividends paid	(132.1)	—	—	—	(132.1)
Debt and equity issuance costs	—	(1.0)	—	—	(1.0)
Intercompany financing activities	(203.8)	68.5	135.3	—	—
Net financing activities	(670.6)	—	333.1	—	(337.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.3	—	0.3
Net decrease in cash and cash equivalents	(94.2)	—	(113.3)	—	(207.5)
Cash and cash equivalents, beginning of year	119.4	—	272.6	—	392.0
Cash and cash equivalents, end of year	$25.2	—	$159.3	—	$184.5

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2015
(In millions)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Net operating activities	$(70.6)	—	$287.7	—	$217.1
Investing Activities
Capital expenditures	(74.0)	—	(56.9)	—	(130.9)
Business acquired and related transactions, net of cash acquired	(408.1)	—	—	—	(408.1)
Proceeds from disposition of property, plant and equipment	1.7	—	24.5	—	26.2
Proceeds from disposition of investments in non-consolidated equity affiliate	8.8	—	—	—	8.8
Net investing activities	(471.6)	—	(32.4)	—	(504.0)
Financing Activities
Long-term debt:
Borrowings	1,275.0	—	—	—	1,275.0
Repayments	(149.5)	—	(581.2)	—	(730.7)
Stock options exercised	2.2	—	—	—	2.2
Excess tax benefits from stock-based compensation	0.4	—	—	—	0.4
Dividends paid	(79.5)	—	—	—	(79.5)
Debt and equity issuance costs	(35.2)	(10.0)	—	—	(45.2)
Intercompany financing activities	(591.2)	10.0	581.2		—
Net financing activities	422.2	—	—	—	422.2
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.1)	—	(0.1)
Net (decrease) increase in cash and cash equivalents	(120.0)	—	255.2	—	135.2
Cash and cash equivalents, beginning of year	239.4	—	17.4	—	256.8
Cash and cash equivalents, end of year	$119.4	—	$272.6	—	$392.0

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2014
(In millions)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Net operating activities	$134.7	—	$24.5	—	$159.2
Investing Activities
Capital expenditures	(51.3)	—	(20.5)	—	(71.8)
Proceeds from disposition of property, plant and equipment	3.5	—	2.1	—	5.6
Restricted cash activity, net	4.2	—	—	—	4.2
Other investing activities	—	—	0.3	—	0.3
Net investing activities	(43.6)	—	(18.1)	—	(61.7)
Financing Activities
Long-term debt:
Borrowings	150.0	—	—	—	150.0
Repayments	(150.2)	—	(12.2)	—	(162.4)
Earn out payment - SunBelt	—	—	(14.8)	—	(14.8)
Common stock repurchased and retired	(64.8)	—	—	—	(64.8)
Stock options exercised	6.6	—	—	—	6.6
Excess tax benefits from stock-based compensation	1.1	—	—	—	1.1
Dividends paid	(63.0)	—	—	—	(63.0)
Debt and equity issuance costs	(1.2)	—	—	—	(1.2)
Intercompany financing activities	(27.0)		27.0		—
Net financing activities	(148.5)	—	—	—	(148.5)
Net (decrease) increase in cash and cash equivalents	(57.4)	—	6.4	—	(51.0)
Cash and cash equivalents, beginning of year	296.8	—	11.0	—	307.8
Cash and cash equivalents, end of year	$239.4	—	$17.4	—	$256.8

OTHER FINANCIAL DATA

Quarterly Data (Unaudited)

($ in millions, except per share data)

2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Sales	$1,348.2	$1,364.0	$1,452.7	$1,385.7	$5,550.6
Cost of goods sold	1,175.4	1,236.9	1,284.4	1,227.0	4,923.7
Net (loss) income	(37.9)	(1.0)	17.5	17.5	(3.9)
Net (loss) income per common share:
Basic	(0.23)	(0.01)	0.11	0.11	(0.02)
Diluted	(0.23)	(0.01)	0.11	0.10	(0.02)
Common dividends per share	0.20	0.20	0.20	0.20	0.80
Market price of common stock(1)
High	17.75	24.99	26.46	26.93	26.93
Low	12.29	16.55	18.24	19.62	12.29

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Sales	$518.0	$535.4	$533.6	$1,267.4	$2,854.4
Cost of goods sold	433.2	445.5	460.0	1,148.1	2,486.8
Net income (loss)	13.1	42.3	5.9	(62.7)	(1.4)
Net income (loss) per common share:
Basic	0.17	0.55	0.08	(0.39)	(0.01)
Diluted	0.17	0.54	0.08	(0.39)	(0.01)
Common dividends per share	0.20	0.20	0.20	0.20	0.80
Market price of common stock(1)
High	34.34	32.56	27.18	22.13	34.34
Low	22.00	26.77	15.73	16.60	15.73

(1)	NYSE composite transactions.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.  CONTROLS AND PROCEDURES

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting and the related report of Olin’s independent registered public accounting firm, KPMG LLP, are included in Item 8—“Consolidated Financial Statements and Supplementary Data.”

Item 9B.  OTHER INFORMATION

Not applicable.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

We incorporate the biographical information relating to our Directors under the heading ITEM 1—“PROPOSAL FOR THE ELECTION OF DIRECTORS” in our Proxy Statement relating to our 2017 Annual Meeting of Shareholders (the “Proxy Statement”) by reference in this Report.  We incorporate the biographical information regarding executive officers under the heading “EXECUTIVE OFFICERS” in our Proxy Statement by reference in this report. We incorporate the information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, under the heading entitled “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in our Proxy Statement by reference in this Report.

The information with respect to our audit committee, including the audit committee financial expert, is incorporated by reference in this Report to the information contained in the paragraph entitled “CORPORATE GOVERNANCE MATTERS—What Are The Committees Of The Board?” in our Proxy Statement.  We incorporate by reference in this Report information regarding procedures for shareholders to nominate a director for election, in the Proxy Statement under the headings “MISCELLANEOUS—How can I directly nominate a director for election to the board at the 2018 annual meeting?” and “CORPORATE GOVERNANCE MATTERS—What Is Olin’s Director Nomination Process?”.

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

Equity Compensation Plan Information

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)(1)
Equity compensation plans approved by security holders(2)	6,936,654	(3)	$19.25	(3)	7,248,213
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	6,936,654		$19.25	(3)	7,248,213

(1)	Number of shares is subject to adjustment for changes in capitalization for stock splits and stock dividends and similar events.

(2)
Consists of the 2000 Long Term Incentive Plan, the 2003 Long Term Incentive Plan, the 2006 Long Term Incentive Plan, the 2009 Long Term Incentive Plan, the 2014 Long Term Incentive Plan, the 2016 Long Term Incentive Plan and the 1997 Stock Plan for Non-employee Directors.

(3)	Includes:

•	5,734,740 shares issuable upon exercise of options with a weighted average exercise price of $19.25, and a weighted average remaining term of 6.2 years,

•	177,000 shares issuable under restricted stock unit grants, with a weighted average remaining term of 1.7 years,

•	932,175 shares issuable in connection with outstanding performance share awards, with a weighted average term of 2.3 years remaining in the performance measurement period, and

•	92,739 shares under the 1997 Stock Plan for Non-employee Directors which represent stock grants for retainers, other board and committee fees, and dividends on deferred stock under the plan.

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

4(x)
Receivables Financing Arrangement dated December 20, 2016 by and among Olin Finance Company, LLC, PNC Bank, National Association, Olin Corporation, PNC Capital Markets LLC and the Lender parties thereto.

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

Any exhibit is available from Olin by writing to the Secretary, Olin Corporation, 190 Carondelet Plaza, Suite 1530, Clayton, MO 63105 USA.

Shareholders may obtain information from Wells Fargo Shareowner Services, our registrar and transfer agent, who also manages our Dividend Reinvestment Plan by writing to:  Wells Fargo Shareowner Services, 1110 Centre Pointe Curve, Suite 101, MAC N9173-010, Mendota Heights, MN 55120 USA, by telephone from the United States at (800) 468-9716 or outside the United States at (651) 450-4064 or via the Internet at www.shareowneronline.com, click on “contact us”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2017

OLIN CORPORATION
By:	/s/ John E. Fischer
John E. Fischer
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN E. FISCHER John E. Fischer	President and Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2017

/s/ JOSEPH D. RUPP Joseph D. Rupp	Chairman and Director	February 27, 2017

/s/ GRAY G. BENOIST Gray G. Benoist	Director	February 27, 2017

/s/ DONALD W. BOGUS Donald W. Bogus	Director	February 27, 2017

/s/ C. ROBERT BUNCH C. Robert Bunch	Director	February 27, 2017

/s/ RANDALL W. LARRIMORE Randall W. Larrimore	Director	February 27, 2017

/s/ JOHN M. B. O’CONNOR John M. B. O’Connor	Director	February 27, 2017

/s/ RICHARD M. ROMPALA Richard M. Rompala	Director	February 27, 2017

/s/ PHILIP J. SCHULZ Philip J. Schulz	Director	February 27, 2017

/s/ VINCENT J. SMITH Vincent J. Smith	Director	February 27, 2017

/s/ WILLIAM H. WEIDEMAN William H. Weideman	Director	February 27, 2017

/s/ CAROL A. WILLIAMS Carol A. Williams	Director	February 27, 2017

/s/ TODD A. SLATER Todd A. Slater	Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2017

/s/ RANDEE N. SUMNER Randee N. Sumner	Vice President and Controller (Principal Accounting Officer)	February 27, 2017

EXHIBIT INDEX

Management contracts and compensatory plans and arrangements are listed as Exhibits 10(a) through 10(ee) below.

2	(a)
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

	(b)	Loan Agreement effective October 1, 2010 between The Industrial Development Authority of Washington County and Olin Corporation—Exhibit 4.2 to Olin’s Form 8-K dated October 20, 2010.*
(c)
Bond Purchase Agreement dated October 14, 2010 between The Industrial Development Authority of Washington County, Olin Corporation and PNC Bank National Association, as administrative agent—Exhibit 4.3 to Olin’s Form 8-K dated October 20, 2010.*

	(d)	Trust Indenture effective December 1, 2010 between Mississippi Business Finance Corporation and U. S. Bank National Association—Exhibit 4.1 to Olin’s Form 8-K dated December 10, 2010.*
	(e)	Loan Agreement effective December 1, 2010 between Mississippi Business Finance Corporation and Olin Corporation—Exhibit 4.2 to Olin’s Form 8-K dated December 10, 2010.*
(f)
Bond Purchase Agreement dated December 9, 2010 between Mississippi Business Finance Corporation, Olin Corporation and PNC Bank, National Association, as administrative agent—Exhibit 4.3 to Olin’s Form 8-K dated December 10, 2010.*

(g)
Amended and Restated Credit and Funding Agreement dated December 9, 2010 between Olin Corporation, as borrower; PNC Bank, National Association, as administrative agent; PNC Capital Markets LLC, as lead arranger; and the Lenders party thereto—Exhibit 4.4 to Olin’s Form 8-K dated December 10, 2010.*

(h)
First Amendment dated December 27, 2010 to the Amended and Restated Credit and Funding Agreement dated December 9, 2010 between Olin Corporation, as borrower; PNC Bank, National Association, as administrative agent; PNC Capital Markets LLC, as lead arranger; and the Lenders party thereto—Exhibit 4.4 to Olin’s Form 8-K dated December 30, 2010.*

(i)
Forward Purchase Agreement dated April 27, 2012 by and among Olin Corporation, the Lenders (as defined therein), and PNC Bank, National Association, as administrative agent for the Lenders under the Funding Agreement—Exhibit 4.1 to Olin’s Form 8-K dated May 3, 2012.*

(j)
Second Amendment to Amended and Restated Credit and Funding Agreement dated April 27, 2012 among Olin Corporation, the Lenders, and PNC Bank, National Association, as administrative agent for the Lenders—Exhibit 4.2 to Olin’s Form 8-K dated May 3, 2012.*

(k)
Second Supplemental Indenture dated as of August 9, 2012 between Olin Corporation, The Bank of New York Mellon Trust Company, N.A. and U. S. Bank National Association—Exhibit 4.1 to Olin’s Form 8-K dated August 9, 2012.*

	(l)	Third Supplemental Indenture dated as of August 22, 2012 between Olin Corporation and U. S. Bank National Association—Exhibit 4.1 to Olin’s Form 8-K dated August 22, 2012.*
	(m)	Form of 5.50% Senior Notes due 2022—Exhibit 4.2 to Olin’s Form 8-K dated August 22, 2012.*
(n)
Amended and Restated Forward Purchase Agreement dated June 23, 2014 by and among Olin Corporation, the Lenders (as defined therein), and PNC Bank, National Association, as administrative agent for the Lenders under the Funding Agreement—Exhibit 4.1 to Olin’s Form 8-K dated June 25, 2014.*

(o)
Third Amendment to Amended and Restated Credit and Funding Agreement dated June 23, 2014 among Olin Corporation, the Lenders, and PNC Bank, National Association, as administrative agent for the Lenders—Exhibit 4.2 to Olin’s Form 8-K dated June 25, 2014.*

(p)
Amendment No. 4 dated as of June 23, 2015 to the Amended and Restated Credit and Funding Agreement dated December 9, 2010 among Olin Corporation, the Lenders, and PNC Bank, National Association, as administrative agent—Exhibit 10.3 to Olin’s Form 8-K dated June 29, 2015.*

(q)
Senior Notes Indenture dated October 5, 2015 between Blue Cube Spinco Inc., as issuer, and U. S. Bank National Association, as trustee, governing the 9.75% Senior Notes due 2023—Exhibit 4.1 to Olin’s Form 8-K dated October 5, 2015.*

(r)
Senior Notes Indenture dated October 5, 2015 between Blue Cube Spinco Inc., as issuer, and U. S. Bank National Association, as trustee, governing the 10.00% Senior Notes due 2025—Exhibit 4.2 to Olin’s Form 8-K dated October 5, 2015.*

(s)
First Supplemental Indenture dated October 5, 2015 between Blue Cube Spinco Inc., as issuer, and Olin Corporation, as guarantor, and U. S. Bank National Association, as trustee, governing the 9.75% Senior Notes due 2023—Exhibit 4.3 to Olin’s Form 8-K dated October 5, 2015.*

(t)
First Supplemental Indenture dated October 5, 2015 between Blue Cube Spinco Inc., as issuer, and Olin Corporation, as guarantor, and U. S. Bank National Association, as trustee, governing the 10.00% Senior Notes due 2025—Exhibit 4.4 to Olin’s Form 8-K dated October 5, 2015.*

	(u)	Form of 9.75% Senior Notes due 2023—Exhibit 4.5 (included in Exhibit 4.1) to Olin’s Form 8-K dated October 5, 2015.*
	(v)	Form of 10.00% Senior Notes due 2025—Exhibit 4.6 (included in Exhibit 4.2) to Olin’s Form 8-K dated October 5, 2015.*
(w)
Registration Rights Agreement dated October 5, 2015 relating to the 9.75% Senior Notes due 2023 and 10.00% Senior Notes due 2025 by and among Blue Cube Spinco Inc., Olin Corporation, J.P. Morgan Securities LLC and Wells Fargo Securities LLC for themselves and as representatives of other initial purchasers—Exhibit 4.7 to Olin’s Form 8-K dated October 5, 2015.*

(x)
Receivables Financing Arrangement dated December 20, 2016 by and among Olin Finance Company, LLC, PNC Bank, National Association, Olin Corporation, PNC Capital Markets LLC and the Lender parties thereto.

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

	(b)	Senior Executive Pension Plan amended and restated effective October 24, 2008—Exhibit 10.1 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*
	(c)	Supplemental Contributing Employee Ownership Plan as amended and restated effective September 29, 2015—Exhibit 99.1 to Olin’s Form 8-K dated October 2, 2015.*
	(d)	Olin Corporation Key Executive Life Insurance Program—Exhibit 10(e) to Olin’s Form 10-K for 2002.*
	(e)	Form of amendment to executive agreement between Olin Corporation and Messrs. Curley and Fischer dated November 9, 2007—Exhibit 10(g) to Olin’s Form 10-K for 2007.*
	(f)	Form of executive agreement between Olin Corporation and Messrs. Rupp, McIntosh and Pain dated November 1, 2007—Exhibit 10.1 to Olin’s Form 10-Q for the quarter ended September 30, 2007.*
	(g)	Form of amendment to executive agreement between Olin Corporation and Messrs. Curley, Fischer, McIntosh, Pain and Rupp dated October 25, 2010—Exhibit 10.1 to Olin’s Form 10-K for 2010.*
	(h)	Form of amendment to executive agreement between Olin Corporation and Messrs. Curley, Fischer, McIntosh, Pain and Rupp dated October 19, 2015—Exhibit 10(i) to Olin’s Form 10-K for 2015.*
	(i)	Form of executive retention agreement between Olin Corporation and Messrs. Dawson, Sampson and Varilek dated July 1, 2015—Exhibit 10(j) to Olin’s Form 10-K for 2015.*
	(j)	Form of executive change in control agreement between Olin Corporation and Ms. Ennico and Messrs. O’Keefe and Slater dated January 29, 2014—Exhibit 10(l) to Olin’s Form 10-K for 2013.*
(k)
Form of executive change in control agreement between Olin Corporation and Messrs. Curley, Fischer, McIntosh, Pain and Rupp dated January 29, 2014—Exhibit 10.1 to Olin’s Form 8-K dated January 30, 2014.*

(l)
Form of amendment to executive change in control agreement between Olin Corporation and Ms. Ennico and Messrs. Curley, Fischer, McIntosh, O’Keefe, Pain, Rupp and Slater dated October 19, 2015—Exhibit 10(m) to Olin’s Form 10-K for 2015.*

	(m)	Form of executive change in control agreement between Olin Corporation and Messrs. Dawson, Sampson and Varilek dated February 15, 2016—Exhibit 10(n) to Olin’s Form 10-K for 2015.*
	(n)	Form of executive change in control agreement between Olin Corporation and Ms. Sumner dated February 15, 2016—Exhibit 10(o) to Olin’s Form 10-K for 2015.*

(o)	Amended and Restated 1997 Stock Plan for Non-employee Directors codified to reflect amendments adopted through February 26, 2016—Exhibit 10(p) to Olin’s Form 10-K for 2015.*
(p)	Amended and Restated Senior Management Incentive Compensation Plan, as amended and restated effective April 23, 2015—Appendix A to Olin’s Proxy Statement dated March 11, 2015.*
(q)	Description of Restricted Stock Unit Awards granted under the 2000, 2003, 2006, 2009, 2014 or 2016 Long Term Incentive Plans—Exhibit 10(p) to Olin’s Form 10-K for 2008.*
(r)	Supplementary and Deferral Benefit Pension Plan as amended and restated effective October 24, 2008—Exhibit 10.2 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*
(s)	Amended and Restated Olin Corporation 2000 Long Term Incentive Plan codified as of January 24, 2014—Exhibit 10(r) to Olin’s Form 10-K for 2013.*
(t)	Amended and Restated Olin Corporation 2003 Long Term Incentive Plan codified as of January 24, 2014—Exhibit 10(s) to Olin’s Form 10-K for 2013.*
(u)	Amended and Restated Olin Corporation 2006 Long Term Incentive Plan codified as of January 24, 2014—Exhibit 10(t) to Olin’s Form 10-K for 2013.*
(v)	Amended and Restated Olin Corporation 2009 Long Term Incentive Plan codified as of January 24, 2014—Exhibit 10(u) to Olin’s Form 10-K for 2013.*
(w)	Olin Corporation 2014 Long Term Incentive Plan effective January 24, 2014—Exhibit 10.1 to Olin’s Form 8-K filed April 25, 2014.*
(x)	Olin Corporation 2016 Long Term Incentive Plan effective April 28, 2016—Appendix A to Olin’s Proxy Statement dated March 11, 2016.*
(y)	Performance Share Program codified to reflect amendments through January 26, 2017—Exhibit 99.1 to Olin’s Form 8-K dated January 31, 2017.*
(z)	Form of Non-Qualified Stock Option Award Certificate—Exhibit 10(bb) to Olin’s Form 10-K for 2007.*
(aa)	Form of Restricted Stock Unit Award Certificate—Exhibit 10(cc) to Form 10-K for 2007.*
(bb)	Form of Restricted Stock Unit Award Certificate—Exhibit 10.7 to Olin’s Form 10-Q for the quarter ended September 30, 2015.*
(cc)	Form of Performance Award and Senior Performance Award Certificates—Exhibit 10(dd) to Olin’s Form 10-K for 2007.*
(dd)	Summary of Stock Option Continuation Policy—Exhibit 10.2 to Olin’s Form 10-Q for the quarter ended March 31, 2009.*
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