Form 10-Q
period 2017-03-31
OLIN CORP
filed 2017-05-03
CIK 74303

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒ Accelerated filer  ☐ Non-accelerated filer  ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange
Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of March 31, 2017, 165,890,561 shares of the registrant’s common stock were outstanding.

Part I — Financial Information

Item 1.  Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets
(In millions, except per share data)
(Unaudited)

	March 31, 2017	December 31, 2016	March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$168.5	$184.5	$315.6
Receivables, net	774.5	675.0	813.2
Income taxes receivable	25.5	25.5	36.3
Inventories	656.3	630.4	679.5
Other current assets	44.9	30.8	32.8
Total current assets	1,669.7	1,546.2	1,877.4
Property, plant and equipment (less accumulated depreciation of $2,001.1, $1,891.6 and $1,587.9)	3,659.2	3,704.9	3,859.0
Deferred income taxes	112.7	119.5	107.4
Other assets	637.2	644.4	463.8
Intangible assets, net	615.4	629.6	663.2
Goodwill	2,119.0	2,118.0	2,146.1
Total assets	$8,813.2	$8,762.6	$9,116.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$81.8	$80.5	$205.1
Accounts payable	637.3	570.8	478.1
Income taxes payable	8.1	7.5	14.1
Accrued liabilities	258.2	263.8	352.3
Total current liabilities	985.4	922.6	1,049.6
Long-term debt	3,530.8	3,537.1	3,627.9
Accrued pension liability	627.5	638.1	635.2
Deferred income taxes	1,033.0	1,032.5	1,091.0
Other liabilities	364.9	359.3	340.4
Total liabilities	6,541.6	6,489.6	6,744.1
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share: authorized, 240.0 shares; issued and outstanding, 165.9, 165.4 and 165.2 shares	165.9	165.4	165.2
Additional paid-in capital	2,253.7	2,243.8	2,238.9
Accumulated other comprehensive loss	(502.1)	(510.0)	(470.2)
Retained earnings	354.1	373.8	438.9
Total shareholders’ equity	2,271.6	2,273.0	2,372.8
Total liabilities and shareholders’ equity	$8,813.2	$8,762.6	$9,116.9

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Operations
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Sales	$1,567.1	$1,348.2
Operating expenses:
Cost of goods sold	1,393.7	1,175.4
Selling and administration	88.2	88.1
Restructuring charges	8.2	92.8
Acquisition-related costs	7.0	10.2
Other operating (expense) income	(0.4)	10.9
Operating income (loss)	69.6	(7.4)
Earnings of non-consolidated affiliates	0.5	0.2
Interest expense	52.4	48.5
Interest income	0.2	0.3
Income (loss) before taxes	17.9	(55.4)
Income tax provision (benefit)	4.5	(17.5)
Net income (loss)	$13.4	$(37.9)
Net income (loss) per common share:
Basic	$0.08	$(0.23)
Diluted	$0.08	$(0.23)
Dividends per common share	$0.20	$0.20
Average common shares outstanding:
Basic	165.6	165.1
Diluted	167.9	165.1

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$13.4	$(37.9)
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net	6.0	15.5
Unrealized (losses) gains on derivative contracts, net	(2.0)	3.0
Amortization of prior service costs and actuarial losses, net	3.9	3.8
Total other comprehensive income, net of tax	7.9	22.3
Comprehensive income (loss)	$21.3	$(15.6)

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
(In millions, except per share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares Issued	Par Value
Balance at January 1, 2016	165.1	$165.1	$2,236.4	$(492.5)	$509.8	$2,418.8
Net loss	—	—	—	—	(37.9)	(37.9)
Other comprehensive income	—	—	—	22.3	—	22.3
Dividends paid:
Common stock ($0.20 per share)	—	—	—	—	(33.0)	(33.0)
Common stock issued for:
Other transactions	0.1	0.1	0.9	—	—	1.0
Stock-based compensation	—	—	1.6	—	—	1.6
Balance at March 31, 2016	165.2	$165.2	$2,238.9	$(470.2)	$438.9	$2,372.8
Balance at January 1, 2017	165.4	$165.4	$2,243.8	$(510.0)	$373.8	$2,273.0
Net income	—	—	—	—	13.4	13.4
Other comprehensive income	—	—	—	7.9	—	7.9
Dividends paid:
Common stock ($0.20 per share)	—	—	—	—	(33.1)	(33.1)
Common stock issued for:
Stock options exercised	0.5	0.5	8.3	—	—	8.8
Other transactions	—	—	0.6	—	—	0.6
Stock-based compensation	—	—	1.0	—	—	1.0
Balance at March 31, 2017	165.9	$165.9	$2,253.7	$(502.1)	$354.1	$2,271.6

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net income (loss)	$13.4	$(37.9)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used for) operating activities:
Earnings of non-consolidated affiliates	(0.5)	(0.2)
Losses on disposition of property, plant and equipment	0.3	0.2
Stock-based compensation	1.5	2.2
Depreciation and amortization	135.1	129.7
Deferred income taxes	9.5	(14.7)
Write-off of equipment and facility included in restructuring charges	—	76.6
Qualified pension plan contributions	(0.1)	(0.5)
Qualified pension plan income	(6.7)	(9.0)
Change in:
Receivables	(80.2)	(16.8)
Income taxes receivable/payable	0.1	5.6
Inventories	(23.8)	6.3
Other current assets	(17.5)	6.5
Accounts payable and accrued liabilities	56.3	(99.7)
Other assets	3.1	2.1
Other noncurrent liabilities	4.6	(0.3)
Other operating activities	4.8	(3.1)
Net operating activities	99.9	47.0
Investing Activities
Capital expenditures	(83.0)	(76.1)
Proceeds from disposition of property, plant and equipment	—	0.1
Proceeds from disposition of affiliated companies	—	2.2
Net investing activities	(83.0)	(73.8)
Financing Activities
Long-term debt:
Borrowings	1,875.0	—
Repayments	(1,872.7)	(17.1)
Stock options exercised	8.8	—
Dividends paid	(33.1)	(33.0)
Debt issuance costs	(11.2)	—
Net financing activities	(33.2)	(50.1)
Effect of exchange rate changes on cash and cash equivalents	0.3	0.5
Net decrease in cash and cash equivalents	(16.0)	(76.4)
Cash and cash equivalents, beginning of period	184.5	392.0
Cash and cash equivalents, end of period	$168.5	$315.6
Cash paid for interest and income taxes:
Interest	$29.7	$17.3
Income taxes, net of refunds	$0.1	$3.6
Non-cash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$20.9	$2.1

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

We have prepared the condensed financial statements included herein, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). The preparation of the financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. In our opinion, these financial statements reflect all adjustments (consisting only of normal accruals), which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures are appropriate. We recommend that you read these condensed financial statements in conjunction with the financial statements, accounting policies and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016. Certain reclassifications were made to prior year amounts to conform to the 2017 presentation.

ACQUISITION
On October 5, 2015 (the Closing Date), we completed the acquisition (the Acquisition) from The Dow Chemical Company (TDCC) of its U.S. Chlor Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses (collectively, the Acquired Business), whose operating results are included in the accompanying financial statements since the Closing Date.

For the three months ended March 31, 2017 and 2016, we incurred costs related to the integration of the Acquired Business of $7.0 million and $10.2 million, respectively, which consisted of advisory, legal, accounting and other professional fees.

RESTRUCTURING CHARGES

On March 21, 2016, we announced that we had made the decision to close a combined total of 433,000 tons of chlor alkali capacity across three separate locations. Associated with this action, we have permanently closed our Henderson, NV chlor alkali plant with 153,000 tons of capacity and have reconfigured the site to manufacture bleach and distribute caustic soda and hydrochloric acid. Also, the capacity of our Niagara Falls, NY chlor alkali plant has been reduced from 300,000 tons to 240,000 tons and the chlor alkali capacity at our Freeport, TX facility was reduced by 220,000 tons. This 220,000 ton reduction was entirely from diaphragm cell capacity. For the three months ended March 31, 2017 and 2016, we recorded pretax restructuring charges of $7.5 million and $92.2 million, respectively, for the write-off of equipment and facility costs, lease and other contract termination costs, employee severance and related benefit costs, employee relocation costs and facility exit costs related to these actions. We expect to incur additional restructuring charges through 2020 of approximately $25 million related to these capacity reductions. This estimate of additional restructuring charges does not include any additional charges related to a contract termination that is currently in dispute. The other party to the contract has filed a demand for arbitration alleging, among other things, that Olin breached the related agreement and claimed damages in excess of the amount Olin believes it is obligated for under the contract. Any additional losses related to this contract dispute are not currently estimable because of unresolved questions of fact and law but, if resolved unfavorably to Olin, they could have a material effect on our financial results.

On December 12, 2014, we announced that we had made the decision to permanently close the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014. This action reduced the facility’s chlor alkali capacity by 185,000 tons. Subsequent to the shut down, the plant predominantly focuses on bleach and hydrochloric acid, which are value-added products, as well as caustic soda. For the three months ended March 31, 2017 and 2016, we recorded pretax restructuring charges of $0.7 million and $0.3 million, respectively, for lease and other contract termination costs and facility exit costs related to these actions. We expect to incur additional restructuring charges through 2018 of approximately $6 million related to the shut down of this portion of the facility.

On November 3, 2010, we announced that we made the decision to relocate the Winchester centerfire pistol and rifle ammunition manufacturing operations from East Alton, IL to Oxford, MS. Consistent with this decision in 2010, we initiated an estimated $110 million five-year project, which included approximately $80 million of capital spending. The capital spending was partially financed by $31 million of grants provided by the State of Mississippi and local governments. During 2016, the final rifle ammunition production equipment relocation was completed. For the three months ended March 31, 2016, we recorded pretax restructuring charges of $0.3 million for employee relocation costs and facility exit costs related to these actions.

The following table summarizes the 2017 and 2016 activities by major component of these restructuring actions and the remaining balances of accrued restructuring costs as of March 31, 2017 and 2016:

	Employee severance and job related benefits	Lease and other contract termination costs	Employee relocation costs	Facility exit costs	Write-off of equipment and facility	Total
	($ in millions)
Balance at January 1, 2016	$4.6	$2.1	$—	$—	$—	$6.7
Restructuring charges	3.9	9.2	0.2	2.9	76.6	92.8
Amounts utilized	(1.7)	(0.1)	(0.2)	(0.6)	(76.6)	(79.2)
Currency translation adjustments	0.1	0.1	—	—	—	0.2
Balance at March 31, 2016	$6.9	$11.3	$—	$2.3	$—	$20.5
Balance at January 1, 2017	$3.4	$7.5	$—	$1.8	$—	$12.7
Restructuring charges	—	5.7	0.2	2.3	—	8.2
Amounts utilized	(0.5)	(1.7)	(0.2)	(4.1)	—	(6.5)
Balance at March 31, 2017	$2.9	$11.5	$—	$—	$—	$14.4

The following table summarizes the cumulative restructuring charges of these 2016, 2014 and 2010 restructuring actions by major component through March 31, 2017:

	Chlor Alkali Products and Vinyls		Winchester	Total
	Becancour	Capacity Reductions
	($ in millions)
Write-off of equipment and facility	$3.5	$76.6	$—	$80.1
Employee severance and job related benefits	2.7	5.1	13.1	20.9
Facility exit costs	2.0	16.3	2.3	20.6
Pension and other postretirement benefits curtailment	—	—	4.1	4.1
Employee relocation costs	—	1.6	6.0	7.6
Lease and other contract termination costs	5.3	19.2	—	24.5
Total cumulative restructuring charges	$13.5	$118.8	$25.5	$157.8

As of March 31, 2017, we have incurred cash expenditures of $58.0 million and non-cash charges of $84.6 million related to these restructuring actions. The remaining balance of $14.4 million is expected to be paid out through 2020.

ACCOUNTS RECEIVABLES

On December 20, 2016, we entered into a three year, $250.0 million Receivables Financing Agreement with PNC Bank, National Association, as administrative agent (Receivables Financing Agreement). Under the Receivables Financing Agreement, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. As of March 31, 2017, $316.5 million of our trade receivables were pledged as collateral and we had $210.0 million drawn under the agreement. As of March 31, 2017 we had additional borrowing capacity of $34.1 million under the Receivables Financing Agreement. As of December 31, 2016, $282.3 million of our trade receivables were pledged as collateral and $210.0 million was drawn under the agreement. For the year ended December 31, 2016, the proceeds of the Receivables Financing Agreement were used to repay $210.0 million of the $800.0 million Sumitomo term loan facility (the Sumitomo Credit Facility). In addition, the Receivables Financing Agreement incorporates the leverage and coverage covenants that are contained in the senior revolving credit facilities.

On June 29, 2016, we entered into a trade accounts receivable factoring arrangement which was amended on September 1, 2016 and, on December 22, 2016, we entered into a separate trade accounts receivable factoring arrangement which was amended on March 24, 2017 (collectively the AR Facilities). Pursuant to the terms of the AR Facilities, certain of our subsidiaries may sell their accounts receivable up to a maximum of $271.5 million. We will continue to service such accounts.  These receivables qualify for sales treatment under Accounting Standards Codification (ASC) 860 “Transfers and Servicing” (ASC 860) and, accordingly, the proceeds are included in net cash provided by operating activities in the condensed statements of cash flows.  The gross amount of receivables sold for the three months ended March 31, 2017 totaled $389.6 million.  The factoring discount paid under the AR Facilities is recorded as interest expense on the condensed statements of operations. The agreements are without recourse and therefore no recourse liability has been recorded as of March 31, 2017.  As of March 31, 2017 and December 31, 2016, $145.0 million and $126.1 million, respectively, of receivables qualifying for sale treatment were outstanding and will continue to be serviced by us.

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

Allowance for doubtful accounts receivable consisted of the following:

	March 31,
	2017	2016
	($ in millions)
Balance at beginning of year	$10.1	$6.4
Provisions charged	1.4	1.4
Write-offs, net of recoveries	—	(1.5)
Balance at end of period	$11.5	$6.3

INVENTORIES

Inventories consisted of the following:

	March 31, 2017	December 31, 2016	March 31, 2016
	($ in millions)
Supplies	$60.1	$58.1	$73.7
Raw materials	68.9	72.6	88.0
Work in process	115.0	110.7	108.1
Finished goods	448.3	424.9	452.2
	692.3	666.3	722.0
LIFO reserve	(36.0)	(35.9)	(42.5)
Inventories, net	$656.3	$630.4	$679.5

Inventories are valued at the lower of cost and net realizable value. For U.S. inventories, inventory costs are determined principally by the dollar value last-in, first-out (LIFO) method of inventory accounting while for international inventories, inventory costs are determined principally by the first-in, first-out (FIFO) method of inventory accounting. Cost for other inventories has been determined principally by the average-cost method (primarily operating supplies, spare parts and maintenance parts). Elements of costs in inventories included raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at March 31, 2017 reflect certain estimates relating to inventory quantities and costs at December 31, 2017. The replacement cost of our inventories would have been approximately $36.0 million, $35.9 million and $42.5 million higher than reported at March 31, 2017, December 31, 2016 and March 31, 2016, respectively.

OTHER ASSETS

Included in other assets were the following:

	March 31, 2017	December 31, 2016	March 31, 2016
	($ in millions)
Investments in non-consolidated affiliates	$27.2	$26.7	$25.2
Deferred debt issuance costs	3.0	2.6	3.1
Tax-related receivables	16.1	17.5	14.4
Interest rate swaps	8.3	7.7	—
Supply contracts	560.4	566.7	402.2
Other	22.2	23.2	18.9
Other assets	$637.2	$644.4	$463.8

In connection with the Acquisition, Olin and TDCC have agreed to enter into arrangements for the long-term supply of ethylene by TDCC to Olin, pursuant to which, among other things, Olin has made upfront payments of $433.5 million upon the Closing Date in order to receive ethylene at producer economics and for certain reservation fees for the option to obtain additional future ethylene supply at producer economics. The fair value of the long-term supply contracts recorded as of the Closing Date was a long-term asset of $416.1 million which will be amortized over the life of the contracts as ethylene is received. During 2016, one of the options to obtain additional future ethylene supply at producer economics was exercised by us and, accordingly, additional payments will be made to TDCC of approximately $209.4 million in 2017, which will increase the value of the long-term asset. On February 27, 2017, we exercised the remaining option to obtain additional future ethylene supply and in connection with the exercise we also secured a long-term customer arrangement. Consequently, additional payments will be made to TDCC of between $425 million and $465 million on or about the fourth quarter of 2020, which will increase the value of the long-term asset.

During 2016, Olin entered into arrangements to increase our supply of low cost electricity.  In conjunction with these arrangements, Olin made payments of $175.7 million in 2016.  The payments made under these arrangements will be amortized over the life of the contracts as electrical power is received.

Amortization expense of $6.3 million and $4.3 million was recognized within cost of goods sold for the three months ended March 31, 2017 and 2016, respectively, related to these supply contracts and is reflected in depreciation and amortization on the condensed statements of cash flows. The long-term supply contracts are monitored for impairment each reporting period.

GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill were as follows:

	Chlor Alkali Products and Vinyls	Epoxy	Total
	($ in millions)
Balance at January 1, 2016	$1,877.5	$296.6	$2,174.1
Acquisition activity	(23.3)	(5.5)	(28.8)
Foreign currency translation adjustment	0.6	0.2	0.8
Balance at March 31, 2016	$1,854.8	$291.3	$2,146.1
Balance at January 1, 2017	$1,831.3	$286.7	2,118.0
Foreign currency translation adjustment	0.8	0.2	1.0
Balance at March 31, 2017	$1,832.1	$286.9	$2,119.0

Intangible assets consisted of the following:

	March 31, 2017			December 31, 2016			March 31, 2016
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
	($ in millions)
Customers, customer contracts and relationships	$669.2	$(125.3)	$543.9	$667.8	$(112.9)	$554.9	$643.8	$(75.9)	$567.9
Trade name	6.9	(2.1)	4.8	17.8	(12.7)	5.1	17.9	(2.7)	15.2
Acquired technology	84.4	(18.1)	66.3	84.2	(15.0)	69.2	85.2	(5.7)	79.5
Other	2.3	(1.9)	0.4	2.3	(1.9)	0.4	2.3	(1.7)	0.6
Total intangible assets	$762.8	$(147.4)	$615.4	$772.1	$(142.5)	$629.6	$749.2	$(86.0)	$663.2

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

	Three Months Ended March 31,
	2017	2016
Computation of Income (Loss) per Share	(In millions, except per share data)
Net income (loss)	$13.4	$(37.9)
Basic shares	165.6	165.1
Basic net income (loss) per share	$0.08	$(0.23)
Diluted shares:
Basic shares	165.6	165.1
Stock-based compensation	2.3	—
Diluted shares	167.9	165.1
Diluted net income (loss) per share	$0.08	$(0.23)

The computation of dilutive shares from stock-based compensation does not include 2.4 million shares and 7.0 million shares for the three months ended March 31, 2017 and 2016, respectively, as their effect would have been anti-dilutive.

ENVIRONMENTAL

We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites. The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $136.6 million, $137.3 million and $139.2 million at March 31, 2017, December 31, 2016 and March 31, 2016, respectively, of which $119.6 million, $120.3 million and $120.2 million, respectively, were classified as other noncurrent liabilities.

Environmental provisions charged to income, which are included in cost of goods sold, were $2.6 million and $2.7 million for the three months ended March 31, 2017 and 2016, respectively.

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

COMMITMENTS AND CONTINGENCIES

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities. As of March 31, 2017, December 31, 2016 and March 31, 2016, our condensed balance sheets included liabilities for these legal actions of $13.3 million, $13.6 million and $22.1 million, respectively. These liabilities do not include costs associated with legal representation. Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations. In connection with the Acquisition, TDCC retained liabilities related to litigation to the extent arising prior to the Closing Date. In addition to the aforementioned legal actions, we are party to a dispute relating to a contract termination. The other party to the contract has filed a demand for arbitration alleging, among other things, that Olin breached the related agreement and claimed damages in excess of the amount Olin believes it is obligated for under the contract. Any additional losses related to this contract dispute are not currently estimable because of unresolved questions of fact and law but, if resolved unfavorably to Olin, they could have a material effect on our financial results.

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

SHAREHOLDERS’ EQUITY

On April 24, 2014, our board of directors authorized a share repurchase program for up to 8 million shares of common stock that terminated on April 24, 2017. For the three months ended March 31, 2017 and 2016, no shares were purchased and retired. As of March 31, 2017, we had purchased a total of 1.9 million shares under the April 2014 program, and 6.1 million shares remained authorized to be purchased. Related to the Acquisition, for a period of two years subsequent to the Closing Date, we are subject to certain restrictions on our ability to conduct share repurchases.

We issued 0.5 million shares representing stock options exercised for the three months ended March 31, 2017 with a total value of $8.8 million.

The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation Adjustment (net of taxes)	Unrealized Gains (Losses) on Derivative Contracts (net of taxes)	Pension and Postretirement Benefits (net of taxes)	Accumulated Other Comprehensive Loss
	($ in millions)
Balance at January 1, 2016	$(12.1)	$(6.9)	$(473.5)	$(492.5)
Unrealized gains	24.0	1.1	—	25.1
Reclassification adjustments into income	—	3.7	6.1	9.8
Tax provision	(8.5)	(1.8)	(2.3)	(12.6)
Net Change	15.5	3.0	3.8	22.3
Balance at March 31, 2016	$3.4	$(3.9)	$(469.7)	$(470.2)
Balance at January 1, 2017	$(24.1)	$12.8	$(498.7)	$(510.0)
Unrealized gains (losses)	8.3	(3.1)	—	5.2
Reclassification adjustments into income	—	(0.1)	6.6	6.5
Tax (provision) benefit	(2.3)	1.2	(2.7)	(3.8)
Net Change	6.0	(2.0)	3.9	7.9
Balance at March 31, 2017	$(18.1)	$10.8	$(494.8)	$(502.1)

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

SEGMENT INFORMATION

We define segment results as income (loss) before interest expense, interest income, other operating (expense) income, and income taxes, and include the operating results of non-consolidated affiliates. Consistent with the guidance in ASC 280 “Segment Reporting” (ASC 280), we have determined it is appropriate to include the operating results of non-consolidated affiliates in the relevant segment financial results. We have three operating segments: Chlor Alkali Products and Vinyls, Epoxy and Winchester. The three operating segments reflect the organization used by our management for purposes of allocating resources and assessing performance. Chlorine used in our Epoxy segment is transferred at cost from the Chlor Alkali Products and Vinyls segment. Sales and profits are recognized in the Chlor Alkali Products and Vinyls segment for all caustic soda generated and sold by Olin.

	Three Months Ended March 31,
	2017	2016
Sales:	($ in millions)
Chlor Alkali Products and Vinyls	$836.9	$704.3
Epoxy	567.6	460.2
Winchester	162.6	183.7
Total sales	$1,567.1	$1,348.2
Income (loss) before taxes:
Chlor Alkali Products and Vinyls	$87.5	$68.1
Epoxy	(1.2)	8.2
Winchester	25.1	28.7
Corporate/other:
Pension income	10.3	12.2
Environmental expense	(2.6)	(2.7)
Other corporate and unallocated costs	(33.4)	(29.6)
Restructuring charges	(8.2)	(92.8)
Acquisition-related costs	(7.0)	(10.2)
Other operating (expense) income	(0.4)	10.9
Interest expense	(52.4)	(48.5)
Interest income	0.2	0.3
Income (loss) before taxes	$17.9	$(55.4)

STOCK-BASED COMPENSATION

Stock-based compensation granted includes stock options, performance stock awards, restricted stock awards and deferred directors’ compensation. Stock-based compensation expense was as follows:

	Three Months Ended March 31,
	2017	2016
	($ in millions)
Stock-based compensation	$7.3	$4.4
Mark-to-market adjustments	2.6	0.4
Total expense	$9.9	$4.8

The fair value of each stock option granted, which typically vests ratably over three years, but not less than one year, was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Grant date	2017	2016
Dividend yield	2.69%	6.09%
Risk-free interest rate	2.06%	1.35%
Expected volatility	34%	32%
Expected life (years)	6.0	6.0
Weighted average grant fair value (per option)	$7.78	$1.90
Weighted average exercise price	$29.75	$13.14
Shares granted	1,572,000	1,670,400

Dividend yield for 2017 and 2016 was based on a historical average. Risk-free interest rate was based on zero coupon U.S. Treasury securities rates for the expected life of the options. Expected volatility was based on our historical stock price movements, as we believe that historical experience is the best available indicator of the expected volatility. Expected life of the option grant was based on historical exercise and cancellation patterns, as we believe that historical experience is the best estimate of future exercise patterns.

DEBT

On March 9, 2017, we entered into a new five-year $1,975.0 million senior credit facility, which amended and restated the existing $1,850.0 million senior credit facility (the Senior Credit Facility). Pursuant to the agreement, the aggregate principal amount under the term loan facility was increased to $1,375.0 million (Term Loan Facility), and the aggregate commitments under the senior revolving credit facility were increased to $600.0 million (Senior Revolving Credit Facility and, together with the Term Loan Facility, the Amended Senior Credit Facility), from $500.0 million. In March 2017, we drew the entire $1,375.0 million term loan and used the proceeds to redeem the remaining balance of the existing Senior Credit Facility and a portion of the Sumitomo Credit Facility. The maturity date for the Amended Senior Credit Facility was extended from October 5, 2020 to March 9, 2022. The $600.0 million Senior Revolving Credit Facility includes a $100.0 million letter of credit subfacility. The Term Loan Facility includes amortization payable in equal quarterly installments at a rate of 5.0% per annum for the first two years, increasing to 7.5% per annum for the following year and to 10.0% per annum for the last two years.

Under the Amended Senior Credit Facility, we may select various floating rate borrowing options. The actual interest rate paid on borrowings under the Amended Senior Credit Facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the applicable facility for the prior fiscal quarter.  The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows. We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of March 31, 2017, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As of March 31, 2017, as a result of our restrictive covenant related to the leverage ratio, the maximum additional borrowings available to us were $500.6 million.  This limitation would restrict our ability to borrow the maximum amounts available under the Senior Revolving Credit Facility and the Receivables Financing

Agreement.  As of March 31, 2017, there were no other covenants or other restrictions that would have limited our ability to borrow.

On March 9, 2017, Olin issued $500.0 million aggregate principal amount of 5.125% senior notes due September 15, 2027 (2027 Notes), which were registered under the Securities Act of 1933, as amended. Interest on the 2027 Notes began accruing from March 9, 2017 and is paid semi-annually beginning on September 15, 2017. Proceeds from the 2027 Notes were used to redeem the remaining balance of the Sumitomo Credit Facility.

For the three months ended March 31, 2017, we recognized interest expense of $2.7 million for the write-off of unamortized deferred debt issuance costs related to these actions. In March 2017, we paid debt issuance costs of $11.2 million relating to the Amended Senior Credit Facility and the 2027 Notes.

CONTRIBUTING EMPLOYEE OWNERSHIP PLAN

The Contributing Employee Ownership Plan (CEOP) is a defined contribution plan available to essentially all domestic employees.  We provide a contribution to an individual retirement contribution account maintained with the CEOP equal to an amount of between 5% and 10% of the employee’s eligible compensation.  The defined contribution plan expense for both the three months ended March 31, 2017 and 2016 was $6.6 million.

Company matching contributions are invested in the same investment allocation as the employee’s contribution.  Our matching contributions for eligible employees for both the three months ended March 31, 2017 and 2016 was $2.7 million.

PENSION PLANS AND RETIREMENT BENEFITS

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

Our domestic qualified defined benefit pension plan provides that if, within three years following a change of control of Olin, any corporate action is taken or filing made in contemplation of, among other things, a plan termination or merger or other transfer of assets or liabilities of the plan, and such termination, merger, or transfer thereafter takes place, plan benefits would automatically be increased for affected participants (and retired participants) to absorb any plan surplus (subject to applicable collective bargaining requirements).

We also provide certain postretirement healthcare (medical) and life insurance benefits for eligible active and retired domestic employees. The healthcare plans are contributory with participants’ contributions adjusted annually based on medical rates of inflation and plan experience.

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$4.3	$3.2	$0.3	$0.3
Interest cost	21.7	22.4	0.4	0.5
Expected return on plans’ assets	(39.1)	(39.8)	—	—
Amortization of prior service cost	—	—	(0.6)	—
Recognized actuarial loss	6.6	5.3	0.6	0.8
Net periodic benefit (income) cost	$(6.5)	$(8.9)	$0.7	$1.6

We made cash contributions to our international qualified defined benefit pension plans of $0.1 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively.

INCOME TAXES

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35.0% to income before taxes.

	Three Months Ended March 31,
Effective Tax Rate Reconciliation (Percent)	2017	2016
Statutory federal tax rate	35.0%	35.0%
Salt depletion	(9.4)	(3.4)
Stock-based compensation	(8.4)	—
Foreign rate differential	(3.1)	(3.8)
U.S. tax on foreign earnings	3.1	3.8
Dividends paid to CEOP	(0.4)	(0.6)
State income taxes, net	0.5	(1.4)
Change in valuation allowance	—	0.1
Change in tax contingencies	1.1	1.6
Return to provision	5.8	—
Other, net	0.9	0.3
Effective tax rate	25.1%	31.6%

The effective tax rate for the three months ended March 31, 2017 included $1.5 million of tax benefit associated with stock-based compensation and $1.0 million of tax expense associated with prior year tax positions. The effective tax rate for the three months ended March 31, 2016 included $0.9 million of tax benefit associated with changes in uncertain tax positions primarily related to settlements with taxing authorities.

The condensed balance sheets include income tax receivables that are classified as other noncurrent assets of $1.5 million at March 31, 2016.

As of March 31, 2017, we had $43.3 million of gross unrecognized tax benefits, which would have a net $41.4 million impact on the effective tax rate, if recognized. As of March 31, 2016, we had $33.5 million of gross unrecognized tax benefits, of which $31.9 million would have impacted the effective tax rate, if recognized. The amount of unrecognized tax benefits was as follows:

	March 31,
	2017	2016
	($ in millions)
Balance at beginning of year	$38.4	$35.1
Increases for prior year tax positions	4.9	—
Decreases for prior year tax positions	(0.7)	(1.6)
Increases for current year tax positions	0.7	—
Balance at end of period	$43.3	$33.5

As of March 31, 2017, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $12.9 million over the next twelve months. The anticipated reduction primarily relates to settlements with taxing authorities and the expiration of federal, state and foreign statutes of limitation.

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

Tax Years
U.S. federal income tax	2008; 2010 - 2016
U.S. state income tax	2006 - 2016
Canadian federal income tax	2012 - 2016
Brazil	2014 - 2016
Germany	2015 - 2016
China	2014 - 2016
The Netherlands	2014 - 2016
South Korea	2014 - 2016

DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to market risk in the normal course of our business operations due to our purchases of certain commodities, our ongoing investing and financing activities and our operations that use foreign currencies. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies and procedures governing our management of market risks and the use of financial instruments to manage exposure to such risks. ASC 815 “Derivatives and Hedging” (ASC 815) requires an entity to recognize all derivatives as either assets or liabilities in the condensed statement of financial position and measure those instruments at fair value. We use hedge accounting treatment for substantially all of our business transactions whose risks are covered using derivative instruments. In accordance with ASC 815, we designate derivative contracts as cash flow hedges of forecasted purchases of commodities and forecasted interest payments related to variable-rate borrowings and designate certain interest rate swaps as fair value hedges of fixed-rate borrowings. We do not enter into any derivative instruments for trading or speculative purposes.

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

Olin actively manages currency exposures that are associated with net monetary asset positions, currency purchases and sales commitments denominated in foreign currencies and foreign currency denominated assets and liabilities created in the normal course of business. We enter into forward sales and purchase contracts to manage currency risk to offset our net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of our operations. At March 31, 2017, we had outstanding forward contracts to buy foreign currency with a notional value of $33.8 million and to sell foreign currency with a notional value of $123.0 million. All of the currency derivatives expire within one year and are for U.S. dollar (USD) equivalents. The counterparties to the forward contracts are large financial institutions; however, the risk of loss to us in the event of nonperformance by a counterparty could be significant to our financial position or results of operations. At December 31, 2016, we had outstanding forward contracts to buy foreign currency with a notional value of $73.2 million and to sell foreign currency with a notional value of $100.8 million. At March 31, 2016, we had outstanding forward contracts to buy foreign currency with a notional value of $29.6 million and to sell foreign currency with a notional value of $98.9 million.

Cash flow hedges

ASC 815 requires that all derivative instruments be recorded on the balance sheet at their fair value. For derivative instruments that are designated and qualify as a cash flow hedge, the change in fair value of the derivative is recognized as a component of other comprehensive income (loss) until the hedged item is recognized in earnings. Gains and losses on the derivatives representing hedge ineffectiveness are recognized currently in earnings.

We had the following notional amount of outstanding commodity contracts that were entered into to hedge forecasted purchases:

	March 31, 2017	December 31, 2016	March 31, 2016
	($ in millions)
Copper	$38.9	$35.8	$43.1
Zinc	8.0	8.0	8.5
Lead	1.4	3.4	9.1
Natural gas	53.0	54.4	0.9

As of March 31, 2017, the counterparties to these commodity contracts were Wells Fargo Bank, N.A. (Wells Fargo) ($34.4 million), Citibank ($23.5 million), Merrill Lynch Commodities, Inc. ($29.1 million) and JPMorgan Chase Bank, National Association ($14.3 million), all of which are major financial institutions.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in the company’s manufacturing process. At March 31, 2017, we had open positions in futures contracts through 2021. If all open futures contracts had been settled on March 31, 2017, we would have recognized a pretax gain of $6.1 million.

If commodity prices were to remain at March 31, 2017 levels, approximately $2.6 million of deferred gains would be reclassified into earnings during the next twelve months. The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

In April 2016, we entered into three tranches of forward starting interest rate swaps whereby we agreed to pay fixed rates to the counterparties who, in turn, pay us floating rates on $1,100.0 million, $900.0 million, and $400.0 million of our underlying floating-rate debt obligations. Each tranche’s term length is for twelve months beginning on December 31, 2016, December 31, 2017 and December 31, 2018, respectively. The counterparties to the agreements are SMBC Capital Markets, Inc., Wells Fargo, PNC Bank, National Association, and Toronto-Dominion Bank. These counterparties are large financial institutions; however, the risk of loss to us in the event of nonperformance by a counterparty could be significant to our financial position or results of operations. We have designated the swaps as cash flow hedges of the risk of changes in interest payments associated with our variable rate borrowings. Accordingly, the swap agreements have been recorded at their fair market value of $11.4 million and are included in other current assets and other assets on the accompanying condensed balance sheet as of March 31, 2017, with the corresponding gain deferred as a component of other comprehensive loss. For the three months ended March 31, 2017, less than $0.1 million of expense was recorded to interest expense on the accompanying condensed statement of operations related to these swap agreements. No gain or loss has been recorded in earnings as a result of ineffectiveness.

We use interest rate swaps as a means of minimizing significant unanticipated earnings fluctuations that may arise from volatility in interest rates of our variable-rate borrowings. These interest rate swaps are treated as cash flow hedges. At March 31, 2017, we had open interest rate swaps designated as cash flow hedges with maximum terms through 2019. If all open futures contracts had been settled on March 31, 2017, we would have recognized a pretax gain of $11.4 million.

If interest rates were to remain at March 31, 2017 levels, $2.7 million of deferred gains would be reclassified into earnings during the next twelve months. The actual effect on earnings will be dependent on actual interest rates when the forecasted transactions occur.

Fair value hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps. As of March 31, 2017, December 31, 2016 and March 31, 2016, the total notional amounts of our interest rate swaps designated as fair value hedges were $500.0 million, $500.0 million and zero, respectively.

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

We have designated the April 2016 and October 2016 interest rate swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of our fixed rate borrowings. Accordingly, the swap agreements have been recorded at their fair market value of $29.6 million and are included in other long-term liabilities on the accompanying condensed balance sheet as of March 31, 2017, with a corresponding decrease in the carrying amount of the related debt. For the three months ended March 31, 2017, $1.2 million of income was recorded to interest expense on the accompanying condensed statement of operations related to these swap agreements. No gain or loss has been recorded in earnings as a result of ineffectiveness.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million, which will be recognized through 2017. As of March 31, 2017, $0.1 million of this gain was included in current installments of long-term debt.

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

The following table summarizes the location and fair value of the derivative instruments on our condensed balance sheets. The table disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis before giving effect to master netting arrangements:

	Asset Derivatives				Liability Derivatives
		Fair Value				Fair Value
	Balance Sheet Location	March 31, 2017	December 31, 2016	March 31, 2016	Balance Sheet Location	March 31, 2017	December 31, 2016	March 31, 2016
		($ in millions)				($ in millions)
Derivatives Designated as Hedging Instruments
Interest rate contracts	Other current assets	$3.1	$1.9	$—	Current installments of long-term debt	$0.1	$0.1	$0.6
Interest rate contracts	Other assets	8.3	7.7	—	Long-term debt	—	—	0.3
Interest rate contracts	Other assets	—	—	—	Other liabilities	29.6	28.5	—
Commodity contracts – gains	Other current assets	7.5	13.2	—	Accrued liabilities	(0.2)	—	(1.0)
Commodity contracts – losses	Other current assets	(1.2)	(1.7)	—	Accrued liabilities	0.4	—	7.6
		$17.7	$21.1	$—		$29.9	$28.6	$7.5
Derivatives Not Designated as Hedging Instruments
Interest rate contracts – gains	Other current assets	$—	$—	$0.9	Accrued liabilities	$—	$—	$—
Interest rate contracts – losses	Other current assets	—	—	(0.4)	Accrued liabilities	—	—	—
Commodity contracts – losses	Other current assets	—	—	—	Accrued liabilities	—	—	0.1
Foreign exchange contracts – gains	Other current assets	0.4	0.6	0.4	Accrued liabilities	(0.6)	(0.5)	(0.3)
Foreign exchange contracts – losses	Other current assets	(0.2)	(0.5)	(0.4)	Accrued liabilities	0.9	1.7	1.8
		$0.2	$0.1	$0.5		$0.3	$1.2	$1.6
Total derivatives(1)		$17.9	$21.2	$0.5		$30.2	$29.8	$9.1

(1)	Does not include the impact of cash collateral received from or provided to counterparties.

The following table summarizes the effects of derivative instruments on our condensed statements of income:

		Amount of Gain (Loss)
		Three Months Ended March 31,
	Location of Gain (Loss)	2017	2016
Derivatives – Cash Flow Hedges		($ in millions)
Recognized in other comprehensive loss (effective portion):
Commodity contracts	———	$(5.0)	$1.1
Interest rate contracts	———	1.9	—
		$(3.1)	$1.1
Reclassified from accumulated other comprehensive loss into income (effective portion):
Commodity contracts	Cost of goods sold	$0.1	$(3.7)
Derivatives – Fair Value Hedges
Interest rate contracts	Interest expense	$1.2	$0.7
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of goods sold	$—	$(0.4)
Foreign exchange contracts	Selling and administration	(4.5)	(3.1)
		$(4.5)	$(3.5)

The ineffective portion of changes in fair value resulted in zero charged or credited to earnings for the three months ended March 31, 2017 and 2016.

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

Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceeds a specific threshold. If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability. As of March 31, 2017, December 31, 2016 and March 31, 2016, this threshold was not exceeded. In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.

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

Determining which hierarchical level an asset or liability falls within requires significant judgment. We evaluate our hierarchy disclosures each quarter. The following table summarizes the assets and liabilities measured at fair value in the condensed balance sheets:

	Fair Value Measurements
Balance at March 31, 2017	Level 1	Level 2	Level 3	Total
Assets	($ in millions)
Interest rate swaps	$—	$11.4	$—	$11.4
Commodity contracts	—	6.3	—	6.3
Foreign exchange contracts	—	0.2	—	0.2
Liabilities
Interest rate swaps	$—	$29.7	$—	$29.7
Commodity contracts	—	0.2	—	0.2
Foreign exchange contracts	—	0.3	—	0.3
Balance at December 31, 2016
Assets
Interest rate swaps	$—	$9.6	$—	$9.6
Commodity contracts	—	11.5	—	11.5
Foreign exchange contracts	—	0.1	—	0.1
Liabilities
Interest rate swaps	$—	$28.6	$—	$28.6
Foreign exchange contracts	—	1.2	—	1.2
Balance at March 31, 2016
Assets
Interest rate swaps	$—	$0.5	$—	$0.5
Liabilities
Interest rate swaps	$—	$0.9	$—	$0.9
Commodity contracts	—	6.7	—	6.7
Foreign exchange contracts	—	1.5	—	1.5

For the three months ended March 31, 2017, there were no transfers into or out of Level 1, Level 2 or Level 3.

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

	Fair Value Measurements				Amount recorded on balance sheets
	Level 1	Level 2	Level 3	Total
	($ in millions)
Balance at March 31, 2017	$—	$3,759.2	$153.0	$3,912.2	$3,612.6
Balance at December 31, 2016	—	3,703.7	153.0	3,856.7	3,617.6
Balance at March 31, 2016	—	3,778.5	153.0	3,931.5	3,833.0

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by ASC 820. There were no assets measured at fair value on a nonrecurring basis as of March 31, 2017, December 31, 2016 and March 31, 2016.

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

In October 2015, Blue Cube Spinco Inc. (the Issuer) issued $720.0 million aggregate principal amount of 9.75% senior notes due October 15, 2023 (2023 Notes) and $500.0 million aggregate principal amount of 10.00% senior notes due October 15, 2025 (2025 Notes and, together with the 2023 Notes, the Notes). During 2016, the Notes were registered under the Securities Act of 1933, as amended. The Issuer was formed on March 13, 2015 as a wholly owned subsidiary of TDCC and upon closing of the Acquisition became a 100% owned subsidiary of Olin (the Parent Guarantor). The Exchange Notes are fully and unconditionally guaranteed by the Parent Guarantor.

The following condensed consolidating financial information presents the condensed consolidating balance sheets as of March 31, 2017, December 31, 2016 and March 31, 2016, the related condensed consolidating statements of operations and comprehensive income for each of the three months ended March 31, 2017 and 2016, and the related statements of cash flows for the three months ended March 31, 2017 and 2016, of (a) the Parent Guarantor, (b) the Issuer, (c) the non-guarantor subsidiaries, (d) elimination entries necessary to consolidate the Parent Guarantor with the Issuer and the non-guarantor subsidiaries and (e) Olin on a consolidated basis. Investments in consolidated subsidiaries are presented under the equity method of accounting.

CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2017
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$27.5	$—	$141.0	$—	$168.5
Receivables, net	113.6	—	660.9	—	774.5
Intercompany receivables	—	1.6	1,976.8	(1,978.4)	—
Income taxes receivable	21.7	0.7	6.9	(3.8)	25.5
Inventories	181.3	—	475.0	—	656.3
Other current assets	182.1	3.4	4.4	(145.0)	44.9
Total current assets	526.2	5.7	3,265.0	(2,127.2)	1,669.7
Property, plant and equipment, net	509.2	—	3,150.0	—	3,659.2
Investment in subsidiaries	6,068.3	3,769.8	—	(9,838.1)	—
Deferred income taxes	123.4	—	104.3	(115.0)	112.7
Other assets	50.0	—	587.2	—	637.2
Long-term receivables—affiliates	—	2,227.6	—	(2,227.6)	—
Intangible assets, net	0.4	5.7	609.3	—	615.4
Goodwill	—	966.3	1,152.7	—	2,119.0
Total assets	$7,277.5	$6,975.1	$8,868.5	$(14,307.9)	$8,813.2
Liabilities and Shareholders' Equity
Current liabilities:
Current installments of long-term debt	$0.8	$68.8	$12.2	$—	$81.8
Accounts payable	48.6	—	590.1	(1.4)	637.3
Intercompany payables	1,978.4	—	—	(1,978.4)	—
Income taxes payable	—	—	11.9	(3.8)	8.1
Accrued liabilities	130.7	—	272.5	(145.0)	258.2
Total current liabilities	2,158.5	68.8	886.7	(2,128.6)	985.4
Long-term debt	818.3	2,503.3	209.2	—	3,530.8
Accrued pension liability	437.9	—	189.6	—	627.5
Deferred income taxes	—	223.3	924.7	(115.0)	1,033.0
Long-term payables—affiliates	1,301.6	—	926.0	(2,227.6)	—
Other liabilities	289.6	6.5	68.8	—	364.9
Total liabilities	5,005.9	2,801.9	3,205.0	(4,471.2)	6,541.6
Commitments and contingencies
Shareholders' equity:
Common stock	165.9	—	14.6	(14.6)	165.9
Additional paid-in capital	2,253.7	4,125.7	4,808.2	(8,933.9)	2,253.7
Accumulated other comprehensive loss	(502.1)	—	(5.1)	5.1	(502.1)
Retained earnings	354.1	47.5	845.8	(893.3)	354.1
Total shareholders' equity	2,271.6	4,173.2	5,663.5	(9,836.7)	2,271.6
Total liabilities and shareholders' equity	$7,277.5	$6,975.1	$8,868.5	$(14,307.9)	$8,813.2

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2016
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$25.2	$—	$159.3	$—	$184.5
Receivables, net	88.3	—	586.7	—	675.0
Intercompany receivables	—	—	1,912.3	(1,912.3)	—
Income taxes receivable	19.0	—	7.3	(0.8)	25.5
Inventories	167.7	—	462.7	—	630.4
Other current assets	164.7	3.4	1.2	(138.5)	30.8
Total current assets	464.9	3.4	3,129.5	(2,051.6)	1,546.2
Property, plant and equipment, net	510.1	—	3,194.8	—	3,704.9
Investment in subsidiaries	6,035.2	3,734.7	—	(9,769.9)	—
Deferred income taxes	133.5	—	103.5	(117.5)	119.5
Other assets	48.1	—	596.3	—	644.4
Long-term receivables—affiliates	—	2,194.2	—	(2,194.2)	—
Intangible assets, net	0.4	5.7	623.5	—	629.6
Goodwill	—	966.3	1,151.7	—	2,118.0
Total assets	$7,192.2	$6,904.3	$8,799.3	$(14,133.2)	$8,762.6
Liabilities and Shareholders' Equity
Current liabilities:
Current installments of long-term debt	$0.6	$67.5	$12.4	$—	$80.5
Accounts payable	45.3	—	527.4	(1.9)	570.8
Intercompany payables	1,882.8	29.5	—	(1,912.3)	—
Income taxes payable	—	—	8.3	(0.8)	7.5
Accrued liabilities	124.9	—	277.5	(138.6)	263.8
Total current liabilities	2,053.6	97.0	825.6	(2,053.6)	922.6
Long-term debt	913.9	2,413.3	209.9	—	3,537.1
Accrued pension liability	453.7	—	184.4	—	638.1
Deferred income taxes	—	223.6	926.4	(117.5)	1,032.5
Long-term payables—affiliates	1,209.1	—	985.1	(2,194.2)	—
Other liabilities	288.9	6.6	63.8	—	359.3
Total liabilities	4,919.2	2,740.5	3,195.2	(4,365.3)	6,489.6
Commitments and contingencies
Shareholders' equity:
Common stock	165.4	—	14.6	(14.6)	165.4
Additional paid-in capital	2,243.8	4,125.7	4,808.2	(8,933.9)	2,243.8
Accumulated other comprehensive loss	(510.0)	—	(7.0)	7.0	(510.0)
Retained earnings	373.8	38.1	788.3	(826.4)	373.8
Total shareholders' equity	2,273.0	4,163.8	5,604.1	(9,767.9)	2,273.0
Total liabilities and shareholders' equity	$7,192.2	$6,904.3	$8,799.3	$(14,133.2)	$8,762.6

CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2016
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$19.8	$—	$295.8	$—	$315.6
Receivables, net	119.3	—	693.9	—	813.2
Intercompany receivables	—	67.1	1,416.4	(1,483.5)	—
Income taxes receivable	31.1	—	5.2	—	36.3
Inventories	173.3	—	506.2	—	679.5
Other current assets	150.7	5.0	6.2	(129.1)	32.8
Total current assets	494.2	72.1	2,923.7	(1,612.6)	1,877.4
Property, plant and equipment, net	501.4	—	3,357.6	—	3,859.0
Investment in subsidiaries	5,970.8	3,675.2	—	(9,646.0)	—
Deferred income taxes	177.3	—	2.6	(72.5)	107.4
Other assets	42.8	—	421.0	—	463.8
Long-term receivables—affiliates	—	2,271.5	—	(2,271.5)	—
Intangible assets, net	0.1	—	663.1	—	663.2
Goodwill	—	985.4	1,160.7	—	2,146.1
Total assets	$7,186.6	$7,004.2	$8,528.7	$(13,602.6)	$9,116.9
Liabilities and Shareholders' Equity
Current liabilities:
Current installments of long-term debt	$125.4	$67.5	$12.2	$—	$205.1
Accounts payable	45.9	—	432.2	—	478.1
Intercompany payables	1,483.5	—	—	(1,483.5)	—
Income taxes payable	—	—	14.1	—	14.1
Accrued liabilities	267.8	—	213.6	(129.1)	352.3
Total current liabilities	1,922.6	67.5	672.1	(1,612.6)	1,049.6
Long-term debt	1,135.2	2,480.3	12.4	—	3,627.9
Accrued pension liability	182.4	—	452.8	—	635.2
Deferred income taxes	10.7	296.2	856.6	(72.5)	1,091.0
Long-term payables—affiliates	1,291.8	—	979.7	(2,271.5)	—
Other liabilities	271.1	—	69.3	—	340.4
Total liabilities	4,813.8	2,844.0	3,042.9	(3,956.6)	6,744.1
Commitments and contingencies
Shareholders' equity:
Common stock	165.2	—	14.6	(14.6)	165.2
Additional paid-in capital	2,238.9	4,146.1	4,790.3	(8,936.4)	2,238.9
Accumulated other comprehensive loss	(470.2)	—	(7.2)	7.2	(470.2)
Retained earnings	438.9	14.1	688.1	(702.2)	438.9
Total shareholders' equity	2,372.8	4,160.2	5,485.8	(9,646.0)	2,372.8
Total liabilities and shareholders' equity	$7,186.6	$7,004.2	$8,528.7	$(13,602.6)	$9,116.9

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2017
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Sales	$314.8	$—	$1,360.4	$(108.1)	$1,567.1
Operating expenses:
Cost of goods sold	274.8	—	1,227.0	(108.1)	1,393.7
Selling and administration	41.1	—	47.1	—	88.2
Restructuring charges	—	—	8.2	—	8.2
Acquisition-related costs	7.0	—	—	—	7.0
Other operating (expense) income	(0.5)	—	0.1	—	(0.4)
Operating income	(8.6)	—	78.2	—	69.6
Earnings of non-consolidated affiliates	0.5	—	—	—	0.5
Equity income (loss) in subsidiaries	22.5	35.1	—	(57.6)	—
Interest expense	12.0	40.9	0.9	(1.4)	52.4
Interest income	0.7	—	0.9	(1.4)	0.2
Income (loss) before taxes	3.1	(5.8)	78.2	(57.6)	17.9
Income tax (benefit) provision	(6.6)	(15.2)	26.3	—	4.5
Net income (loss)	$9.7	$9.4	$51.9	$(57.6)	$13.4

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2016
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Sales	$320.7	$—	$1,141.3	$(113.8)	$1,348.2
Operating expenses:
Cost of goods sold	275.3	—	1,013.9	(113.8)	1,175.4
Selling and administration	36.8	—	51.3	—	88.1
Restructuring charges	0.3	—	92.5	—	92.8
Acquisition-related costs	10.2	—	—	—	10.2
Other operating (expense) income	(0.5)	—	11.4	—	10.9
Operating income (loss)	(2.4)	—	(5.0)	—	(7.4)
Earnings of non-consolidated affiliates	0.2	—	—	—	0.2
Equity (loss) income in subsidiaries	(28.8)	43.6	—	(14.8)	—
Interest expense	10.7	38.2	1.0	(1.4)	48.5
Interest income	0.8	—	0.9	(1.4)	0.3
Income (loss) before taxes	(40.9)	5.4	(5.1)	(14.8)	(55.4)
Income tax (benefit) provision	(3.0)	(13.3)	(1.2)	—	(17.5)
Net (loss) income	$(37.9)	$18.7	$(3.9)	$(14.8)	$(37.9)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended March 31, 2017
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Net income (loss)	$9.7	$9.4	$51.9	$(57.6)	$13.4
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net	—	—	6.0	—	6.0
Unrealized losses on derivative contracts, net	(2.0)	—	—	—	(2.0)
Amortization of prior service costs and actuarial losses, net	3.7	—	0.2	—	3.9
Total other comprehensive income, net of tax	1.7	—	6.2	—	7.9
Comprehensive income (loss)	$11.4	$9.4	$58.1	$(57.6)	$21.3

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended March 31, 2016
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Net (loss) income	$(37.9)	$18.7	$(3.9)	$(14.8)	$(37.9)
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net	—	—	15.5	—	15.5
Unrealized gains on derivative contracts, net	3.0	—	—	—	3.0
Amortization of prior service costs and actuarial losses, net	3.3	—	0.5	—	3.8
Total other comprehensive income, net of tax	6.3	—	16.0	—	22.3
Comprehensive (loss) income	$(31.6)	$18.7	$12.1	$(14.8)	$(15.6)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2017
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Net operating activities	$59.6	$—	$40.3	$—	$99.9
Investing Activities
Capital expenditures	(24.1)	—	(58.9)	—	(83.0)
Net investing activities	(24.1)	—	(58.9)	—	(83.0)
Financing Activities
Long-term debt:
Borrowings	500.0	1,375.0	—	—	1,875.0
Repayments	(590.2)	(1,282.5)	—	—	(1,872.7)
Stock options exercised	8.8	—	—	—	8.8
Dividends paid	(33.1)	—	—	—	(33.1)
Debt issuance costs	(8.3)	(2.9)	—	—	(11.2)
Intercompany financing activities	89.6	(89.6)	—	—	—
Net financing activities	(33.2)	—	—	—	(33.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.3	—	0.3
Net decrease in cash and cash equivalents	2.3	—	(18.3)	—	(16.0)
Cash and cash equivalents, beginning of period	25.2	—	159.3	—	184.5
Cash and cash equivalents, end of period	$27.5	$—	$141.0	$—	$168.5

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2016
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Net operating activities	$(35.5)	$—	$82.5	$—	$47.0
Investing Activities
Capital expenditures	(16.2)	—	(59.9)	—	(76.1)
Proceeds from disposition of property, plant and equipment	—	—	0.1	—	0.1
Proceeds from disposition of affiliated companies	2.2	—	—	—	2.2
Net investing activities	(14.0)	—	(59.8)	—	(73.8)
Financing Activities
Long-term debt repayments	(0.2)	(16.9)	—	—	(17.1)
Dividends paid	(33.0)	—	—	—	(33.0)
Intercompany financing activities	(16.9)	16.9	—	—	—
Net financing activities	(50.1)	—	—	—	(50.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.5	—	0.5
Net (decrease) increase in cash and cash equivalents	(99.6)	—	23.2	—	(76.4)
Cash and cash equivalents, beginning of period	119.4	—	272.6	—	392.0
Cash and cash equivalents, end of period	$19.8	$—	$295.8	$—	$315.6

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

Executive Summary

2017 Overview

Chlor Alkali Products and Vinyls generated segment income of $87.5 million for the three months ended March 31, 2017, compared to segment income of $68.1 million for the three months ended March 31, 2016. Chlor Alkali Products and Vinyls segment income was higher than the prior year due to higher product prices which were partially offset by increased electricity, primarily driven by natural gas prices, and ethylene costs and higher operating costs. The higher product prices were primarily related to caustic soda and ethylene dichloride (EDC). Chlor Alkali Products and Vinyls segment income included depreciation and amortization expense of $104.6 million and $101.9 million for the three months ended March 31, 2017 and 2016, respectively.

For the final nine months of 2016, caustic soda price indices increased resulting in positive product price momentum into 2017. During the first quarter of 2017, North America caustic soda price contract indices increased an additional $10. During February 2017, a caustic soda price increase of $60 per ton was announced. This price increase is in the process of being implemented and while the success of this price increase is not yet known, the majority of the benefit, if realized, would impact second and third quarters of 2017 results.

Epoxy segment loss was $1.2 million for the three months ended March 31, 2017, compared to segment income of $8.2 million for the three months ended March 31, 2016. Epoxy segment results are lower than the prior year due to increased raw material costs, primarily associated with benzene and propylene pricing, partially offset by increased product prices and higher volumes. Epoxy segment income included depreciation and amortization expense of $22.4 million and $21.7 million for the three months ended March 31, 2017 and 2016, respectively.

Winchester reported segment income of $25.1 million for the three months ended March 31, 2017, compared to $28.7 million for the three months ended March 31, 2016. Winchester segment income declined primarily due to a lower level of commercial demand for shotshell and centerfire ammunition partially offset by lower operating costs. Winchester’s segment income included depreciation and amortization expense of $4.9 million and $4.6 million for the three months ended March 31, 2017 and 2016, respectively.

Financing

On March 9, 2017, we entered into a new five-year $1,975.0 million senior credit facility consisting of a $600.0 million senior revolving credit facility, which replaced our previous $500.0 million senior revolving credit facility, and a $1,375.0 million term loan facility. The proceeds of the term loan facility were used to redeem the remaining balance of the existing Senior Credit Facility and a portion of the Sumitomo Credit Facility. The Amended Senior Credit Facility will mature in March 2022.

On March 9, 2017, we issued $500.0 million aggregate principal amount of 5.125% senior notes due September 15, 2027. The proceeds of the 2027 Notes were used to redeem the remaining balance of the Sumitomo Credit Facility.

For the three months ended March 31, 2017, we made long-term debt repayments of $1,872.7 million including $1,282.5 million related to the existing term loan facility and $590.0 million related to the Sumitomo Credit Facility.

Consolidated Results of Operations

	Three Months Ended March 31,
	2017	2016
	($ in millions, except per share data)
Sales	$1,567.1	$1,348.2
Cost of goods sold	1,393.7	1,175.4
Gross margin	173.4	172.8
Selling and administration	88.2	88.1
Restructuring charges	8.2	92.8
Acquisition-related costs	7.0	10.2
Other operating (expense) income	(0.4)	10.9
Operating income (loss)	69.6	(7.4)
Earnings of non-consolidated affiliates	0.5	0.2
Interest expense	52.4	48.5
Interest income	0.2	0.3
Income (loss) before taxes	17.9	(55.4)
Income tax provision (benefit)	4.5	(17.5)
Net income (loss)	$13.4	$(37.9)
Net income (loss) per common share:
Basic	$0.08	$(0.23)
Diluted	$0.08	$(0.23)

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Sales for the three months ended March 31, 2017 were $1,567.1 million compared to $1,348.2 million in the same period last year, an increase of $218.9 million, or 16%. Chlor Alkali Products and Vinyls sales increased by $132.6 million primarily due to higher caustic soda and EDC product prices and volumes. Epoxy sales increased by $107.4 million primarily due to higher product prices, which partially offset the impact of higher raw material costs. Winchester sales decreased by $21.1 million primarily due to decreased shipments to commercial customers.

Gross margin increased $0.6 million compared to the three months ended March 31, 2016. Chlor Alkali Products and Vinyls gross margin increased by $16.0 million, primarily due to higher caustic soda and EDC product prices and volumes, partially offset by increased electricity, primarily driven by natural gas prices, and ethylene costs and higher operating costs. Epoxy gross margin decreased $11.0 million primarily due to increased raw material costs, primarily associated with benzene and propylene pricing, partially offset by higher product prices and increased volumes. Winchester gross margin decreased $5.7 million primarily due to decreased shipments to commercial customers partially offset by lower operating costs. Gross margin as a percentage of sales decreased to 11% in 2017 from 13% in 2016.

Selling and administration expenses for the three months ended March 31, 2017 were $88.2 million, an increase of $0.1 million from the same period last year. The increase was primarily due to higher stock-based compensation expense of $4.7 million, which includes mark-to-market adjustments, partially offset by lower legal and legal-related settlement expenses of $4.7 million. Selling and administration expenses as a percentage of sales were 6% in 2017 and 7% in 2016.

Restructuring charges for the three months ended March 31, 2017 and 2016 of $8.2 million and $92.8 million, respectively, were primarily associated with the closure of 433,000 tons of chlor alkali capacity across three separate locations and permanently closing a portion of the Becancour, Canada chlor alkali facility. For the three months ended March 31, 2016, $76.6 million of these charges were non-cash asset impairment charges for equipment and facilities. Restructuring charges for the three months ended March 31, 2016 were also associated with the relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS, which was completed in 2016.

Acquisition-related costs of $7.0 million and $10.2 million for the three months ended March 31, 2017 and 2016, respectively, were related to the integration of the Acquired Business, and consisted of advisory, legal, accounting and other professional fees.

Other operating (expense) income for the three months ended March 31, 2016 included an $11.0 million insurance recovery for property damage and business interruption related to a 2008 chlor alkali facility incident.

Interest expense increased by $3.9 million for the three months ended March 31, 2017, primarily due to the write-off of unamortized deferred debt issuance costs of $2.7 million associated with the redemption of the Sumitomo Credit Facility and the Senior Credit Facility and higher interest rates. These increases were partially offset by a lower level of debt outstanding.

The effective tax rate for the three months ended March 31, 2017 included $1.5 million of tax benefit associated with stock-based compensation and $1.0 million of tax expense associated with prior year tax positions. After giving consideration to these items, the effective tax rate for the three months ended March 31, 2017 of 27.9% was lower than the 35% U.S. federal statutory rate primarily due to the favorable permanent tax deduction items, such as the salt depletion deduction and tax deductible dividends paid to the CEOP. The effective tax rate for the three months ended March 31, 2016 included $0.9 million of tax benefit associated with changes in uncertain tax positions primarily related to settlements with taxing authorities. After giving consideration to this item, the effective tax rate for the three months ended March 31, 2016 of 30.0% was lower than the 35% U.S. federal statutory rate primarily due to the favorable permanent tax deduction items, such as the salt depletion deduction and tax deductible dividends paid to the CEOP.

Segment Results

We define segment results as income (loss) before interest expense, interest income, other operating (expense) income, and income taxes, and include the operating results of non-consolidated affiliates. Consistent with the guidance in ASC 280, “Segment Reporting” (ASC 280), we have determined it is appropriate to include the operating results of non-consolidated affiliates in the relevant segment financial results. We have three operating segments: Chlor Alkali Products and Vinyls, Epoxy and Winchester. The three operating segments reflect the organization used by our management for purposes of allocating resources and assessing performance. Chlorine used in our Epoxy segment is transferred at cost from the Chlor Alkali Products and Vinyls segment. Sales and profits are recognized in the Chlor Alkali Products and Vinyls segment for all caustic soda generated and sold by Olin.

	Three Months Ended March 31,
	2017	2016
Sales:	($ in millions)
Chlor Alkali Products and Vinyls	$836.9	$704.3
Epoxy	567.6	460.2
Winchester	162.6	183.7
Total sales	$1,567.1	$1,348.2
Income (loss) before taxes:
Chlor Alkali Products and Vinyls(1)	$87.5	$68.1
Epoxy	(1.2)	8.2
Winchester	25.1	28.7
Corporate/other:
Pension income(2)	10.3	12.2
Environmental expense	(2.6)	(2.7)
Other corporate and unallocated costs	(33.4)	(29.6)
Restructuring charges(3)	(8.2)	(92.8)
Acquisition-related costs(4)	(7.0)	(10.2)
Other operating (expense) income(5)	(0.4)	10.9
Interest expense(6)	(52.4)	(48.5)
Interest income	0.2	0.3
Income (loss) before taxes	$17.9	$(55.4)

(1)
Earnings of non-consolidated affiliates are included in the Chlor Alkali Products and Vinyls segment results consistent with management’s monitoring of the operating segments. The earnings of non-consolidated affiliates were $0.5 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively.

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

(3)
Restructuring charges for the three months ended March 31, 2017 and 2016 of $8.2 million and $92.8 million, respectively, were primarily associated with the closure of 433,000 tons of chlor alkali capacity across three separate locations and permanently closing a portion of the Becancour, Canada chlor alkali facility. For the three months ended March 31, 2016, $76.6 million of these charges were non-cash asset impairment charges for equipment and facilities. Restructuring charges for the three months ended March 31, 2016 were also associated with the relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS which was completed in 2016.

(4)
Acquisition-related costs for the three months ended March 31, 2017 and 2016 were related to the integration of the Acquired Business, and consisted of advisory, legal, accounting and other professional fees.

(5)
Other operating (expense) income for the three months ended March 31, 2016 included an $11.0 million insurance recovery for property damage and business interruption related to a 2008 chlor alkali facility incident.

(6)
Interest expense for the three months months ended March 31, 2017 included $2.7 million for the write-off of unamortized deferred debt issuance costs associated with the redemption of the Sumitomo Credit Facility and the Senior Credit Facility.

Chlor Alkali Products and Vinyls

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Chlor Alkali Products and Vinyls sales for the three months ended March 31, 2017 were $836.9 million compared to $704.3 million for the three months ended March 31, 2016, an increase of $132.6 million, or 19%. The sales increase was primarily due to higher product prices ($74.1 million) and increased volumes ($58.5 million). The higher product prices and increased volumes were primarily related to caustic soda and EDC.

Chlor Alkali Products and Vinyls segment income was $87.5 million for the three months ended March 31, 2017 compared to $68.1 million for the same period in 2016, an increase of $19.4 million, or 28%. Chlor Alkali Products and Vinyls segment income was higher due to higher product prices ($74.1 million) and volumes ($9.3 million), primarily due to caustic soda and EDC. These increases were partially offset by higher electricity, primarily driven by higher natural gas prices, and ethylene costs ($36.7 million) and higher operating costs ($27.3 million), primarily due to increased turnaround expenses. Chlor Alkali Products and Vinyls segment income included depreciation and amortization expense of $104.6 million and $101.9 million for the three months ended March 31, 2017 and 2016, respectively.

Epoxy

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Epoxy sales for the three months ended March 31, 2017 were $567.6 million compared to $460.2 million for the three months ended March 31, 2016, an increase of $107.4 million, or 23%. The sales increase was primarily due to higher product prices ($46.6 million), which partially offset the impact of higher raw material costs, primarily associated with benzene and propylene pricing, and increased volumes ($60.8 million).

Epoxy segment loss was $1.2 million for the three months ended March 31, 2017 compared to segment income of $8.2 million for the same period in 2016, a decrease of $9.4 million. Epoxy segment results were lower primarily due to increased raw material costs ($89.0 million), primarily associated with benzene and propylene pricing, partially offset by higher product prices ($46.6 million), increased volumes ($28.0 million) and lower operating costs ($5.0 million). Epoxy segment income included depreciation and amortization expense of $22.4 million and $21.7 million for the three months ended March 31, 2017 and 2016, respectively.

Winchester

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Winchester sales were $162.6 million for the three months ended March 31, 2017 compared to $183.7 million for the three months ended March 31, 2016, a decrease of $21.1 million, or 11%. The sales decrease was primarily due to lower ammunition sales to commercial customers ($28.7 million), partially offset by increased shipments to military customers ($6.4 million) and law enforcement agencies ($1.2 million). The decrease in commercial sales reflects lower demand in centerfire and shotshell ammunition partially offset by an increase in rimfire sales.

Winchester reported segment income of $25.1 million for the three months ended March 31, 2017 compared to $28.7 million for the three months ended March 31, 2016, a decrease of $3.6 million, or 13%. The decrease was due to lower volumes ($8.0 million), which was partially offset by lower operating costs ($4.4 million). Winchester’s segment income included depreciation and amortization expense of $4.9 million and $4.6 million for the three months ended March 31, 2017 and 2016, respectively.

Corporate/Other

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

For the three months ended March 31, 2017, pension income included in corporate/other was $10.3 million compared to $12.2 million for the three months ended March 31, 2016. On a total company basis, defined benefit pension income for the three months ended March 31, 2017, was $6.5 million compared to $8.9 million for the three months ended March 31, 2016.

For the three months ended March 31, 2017, charges to income for environmental investigatory and remedial activities were $2.6 million compared to $2.7 million for the three months ended March 31, 2016. These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the three months ended March 31, 2017, other corporate and unallocated costs were $33.4 million compared to $29.6 million for the three months ended March 31, 2016, an increase of $3.8 million. The increase was primarily due to higher stock-based compensation expense of $4.7 million, which includes mark-to-market adjustments, and increased consulting charges of $1.7 million. Partially offsetting these increases were decreased legal and legal-related settlement expenses of $3.9 million.

Outlook

Net income in 2017 is projected to be in the $0.70 to $1.15 per diluted share range, which includes pretax restructuring charges and pretax acquisition-related integration costs totaling approximately $50 million. Net loss in 2016 was $0.02 per diluted share, which included pretax acquisition-related costs of $48.8 million and pretax restructuring charges of $112.9 million.

Second quarter 2017 earnings are forecast to improve compared to first quarter 2017. Second quarter 2017 Chlor Alkali Products and Vinyls are expected to benefit from sequential improvement in both caustic soda and EDC pricing. Chlor Alkali Products and Vinyls volumes are expected to be impacted by planned maintenance turnarounds at our largest production facility in Freeport, TX. We expect second quarter 2017 Epoxy segment earnings to improve compared to first quarter 2017 as higher product prices are expected to more than offset the current forecast for raw material costs associated with benzene and propylene pricing. We expect Winchester’s second quarter 2017 segment earnings to be less than second quarter 2016 earnings due to lower commercial sales volumes.

Chlor Alkali Products and Vinyls 2017 segment income is expected to be higher compared to 2016 segment income of $224.9 million reflecting higher caustic soda and EDC prices and expected benefits due to lower purchased ethylene prices, partially offset by higher electricity costs, driven by increased natural gas costs.

Epoxy 2017 segment income is expected to be higher than 2016 segment income of $15.4 million as improved volumes, pricing, and lower operating costs offset higher raw material costs.

Winchester 2017 segment income is expected to be lower than the $120.9 million of segment income achieved during 2016 primarily driven by lower ammunition demand, due primarily to customer efforts to reduce inventory, and higher commodity and material costs. The Oxford, MS relocation project was completed during the second quarter of 2016. This relocation reduced Winchester's annual operating costs by approximately $40 million in 2016 and, in 2017, we expect the cost savings from the completed project to reach approximately $45 million.

Other Corporate and Unallocated costs in 2017 are expected to be higher than 2016 Other Corporate and Unallocated costs of $100.2 million driven by stock-based compensation, legal and litigation costs and the full year effect of the increased corporate infrastructure costs to support the integration of the Acquired Business.

During 2017, we are anticipating environmental expenses in the $15 million to $20 million range compared to $9.2 million in 2016. We do not expect to recover any environmental costs incurred and expensed in prior periods in 2017. In connection with the Acquisition, TDCC has retained liabilities relating to litigation, releases of hazardous materials and violations of environmental law to the extent arising prior to the Closing Date.

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

Approximately 30% of our debt is at variable rates, including the impact of our interest rate swaps. We are estimating our 2017 average interest rate on outstanding debt will be approximately 5%. During 2017, a total of approximately $65 million of debt will mature that is expected to be repaid using available cash.

In 2017, we currently expect our capital spending to be in the $300 million to $350 million range, which includes approximately $30 million of synergy-related capital, which we believe is necessary to realize the anticipated synergies. In 2017, we also expect to make payments of $209.4 million associated with long-term supply contracts. We expect 2017 depreciation and amortization expense to be in the $530 million to $540 million range.

We currently believe the 2017 effective tax rate will be in the 25% to 30% range.

Environmental Matters

Environmental provisions charged to income, which are included in costs of goods sold, were $2.6 million and $2.7 million for the three months ended March 31, 2017 and 2016, respectively.

Our liabilities for future environmental expenditures were as follows:

	March 31,
	2017	2016
	($ in millions)
Balance at beginning of year	$137.3	$138.1
Charges to income	2.6	2.7
Remedial and investigatory spending	(3.4)	(2.2)
Currency translation adjustments	0.1	0.6
Balance at end of period	$136.6	$139.2

Environmental investigatory and remediation activities spending was associated with former waste disposal sites and past manufacturing operations. Spending in 2017 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be approximately $17 million. Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interest against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $0.6 million at March 31, 2017. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and Operation, Maintenance and Monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M. Charges to income for investigatory and remedial efforts are expected to be material to operating results in 2017.

In connection with the Acquisition, TDCC retained liabilities relating to releases of hazardous materials and violations of environmental law to the extent arising prior to the Closing Date.

Our condensed balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $136.6 million at March 31, 2017, $137.3 million at December 31, 2016 and $139.2 million at March 31, 2016, of which $119.6 million, $120.3 million and $120.2 million, respectively, were classified as other noncurrent liabilities. These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities.

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

Legal Matters and Contingencies

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities. As of March 31, 2017, December 31, 2016 and March 31, 2016, our condensed balance sheets included liabilities for these legal actions of $13.3 million, $13.6 million and $22.1 million, respectively. These liabilities do not include costs associated with legal representation. Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations. In connection with the Acquisition, TDCC retained liabilities related to litigation to the extent arising prior to the Closing Date. In addition to the aforementioned legal actions, we are party to a dispute relating to a contract termination. The other party to the contract has filed a demand for arbitration alleging, among other things, that Olin breached the related agreement and claimed damages in excess of the amount Olin believes it is obligated for under the contract. Any additional losses related to this contract dispute are not currently estimable because of unresolved questions of fact and law but, if resolved unfavorably to Olin, they could have a material effect on our financial results.

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

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data

	Three Months Ended March 31,
	2017	2016
Provided By (Used For)	($ in millions)
Net operating activities	$99.9	$47.0
Capital expenditures	(83.0)	(76.1)
Net investing activities	(83.0)	(73.8)
Long-term debt borrowings (repayments), net	2.3	(17.1)
Debt issuance costs	(11.2)	—
Net financing activities	(33.2)	(50.1)

Operating Activities

For the three months ended March 31, 2017, cash provided by operating activities increased by $52.9 million from the three months ended March 31, 2016, primarily due to a smaller increase in working capital. For the three months ended March 31, 2017, working capital increased $65.1 million compared to an increase of $98.1 million for the three months ended March 31, 2016. Receivables increased from December 31, 2016 by $80.2 million primarily as a result of higher sales in the first quarter of 2017 compared to the fourth quarter of 2016. Inventories increased from December 31, 2016 by $23.8 million and accounts payable and accrued liabilities increased from December 31, 2016 by $56.3 million. The increase in inventories, and accounts payable and accrued liabilities were primarily due to the increase in raw material costs, primarily associated with benzene and propylene pricing.

Investing Activities

Capital spending of $83.0 million for the three months ended March 31, 2017 was $6.9 million higher than the corresponding period in 2016. Capital spending for the three months ended March 31, 2017 included approximately $15 million of synergy-related capital. For the total year 2017, we expect our capital spending to be in the $300 million to $350 million range, which includes approximately $30 million of capital which we believe is necessary to realize the anticipated synergies. In 2017, we also expect to make payments of $209.4 million associated with long-term supply contracts. Depreciation and amortization expense is forecast to be in the $530 million to $540 million range.

We received $2.2 million from the October 2013 sale of a bleach joint venture for the three months ended March 31, 2016.

Financing Activities

On March 9, 2017, we entered into the Amended Senior Credit Facility. Pursuant to the agreement, the aggregate principal amount under the Term Loan Facility was increased to $1,375.0 million, and the aggregate commitments under the Senior Revolving Credit Facility were increased to $600.0 million, from $500.0 million. In March 2017, we drew the entire $1,375.0 million term loan and used the proceeds to redeem the remaining balance of the existing Senior Credit Facility and a portion of the Sumitomo Credit Facility. The maturity date for the Amended Senior Credit Facility was extended from October 5, 2020 to March 9, 2022.

On March 9, 2017, Olin issued $500.0 million aggregate principal amount of 5.125% senior notes due September 15, 2027, which were registered under the Securities Act of 1933, as amended. Interest on the 2027 Notes began accruing from March 9, 2017 and is paid semi-annually beginning on September 15, 2017. Proceeds from the 2027 Notes were used to redeem the remaining balance of the Sumitomo Credit Facility.

For the three months ended March 31, 2017, we made long-term debt repayments of $1,872.7 million including $1,282.5 million related to the existing term loan facility and $590.0 million related to the Sumitomo Credit Facility.

In March 2017, we paid debt issuance costs of $11.2 million relating to the Amended Senior Credit Facility and the 2027 Notes.

For the three months ended March 31, 2016, we repaid $16.9 million under the required quarterly installments of the Senior Credit Facility.

We issued 0.5 million shares representing stock options exercised for the three months ended March 31, 2017 with a total value of $8.8 million.

The percent of total debt to total capitalization was 61.4% as of March 31, 2017 and December 31, 2016.

In the first quarter of 2017 and 2016, we paid a quarterly dividend of $0.20 per share. Dividends paid for the three months ended March 31, 2017 and 2016, were $33.1 million and $33.0 million, respectively. On April 27, 2017, our board of directors declared a dividend of $0.20 per share on our common stock, payable on June 9, 2017 to shareholders of record on May 10, 2017.

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

Olin and TDCC have agreed in connection with the Acquisition to enter into arrangements for the long-term supply of ethylene by TDCC to Olin, pursuant to which, among other things, Olin made upfront payments of $433.5 million on the Closing Date in order to receive ethylene at producer economics and for certain reservation fees for the option to obtain additional future ethylene supply at producer economics. During 2016, one of the options to obtain additional future ethylene supply at producer economics was exercised by us and, accordingly, additional payments will be made to TDCC of $209.4 million in 2017. On February 27, 2017, we exercised the remaining option to obtain additional future ethylene supply and in connection with the exercise we also secured a long-term customer arrangement. Consequently, additional payments will be made to TDCC of between $425 million and $465 million on or about the fourth quarter of 2020.

The overall cash decrease of $16.0 million for the three months ended March 31, 2017 primarily reflects capital spending and increased working capital partially offset by our operating results. We believe, based on current and projected levels of cash flow from our operations, together with our cash and cash equivalents on hand and the availability to borrow under our Senior Revolving Credit Facility, we have sufficient liquidity to meet our short-term and long-term needs to make required payments of interest on our debt, make amortization payments under the Term Loan Facility, fund our operating needs, fund working capital and capital expenditure requirements and comply with the financial ratios in our debt agreements.

On March 9, 2017, we entered into the Amended Senior Credit Facility. Pursuant to the agreement, the aggregate principal amount under the Term Loan Facility was increased to $1,375.0 million, and the aggregate commitments under the Senior Revolving Credit Facility were increased to $600.0 million, from $500.0 million. In March 2017, we drew the entire $1,375.0 million term loan and used the proceeds to redeem the remaining balance of the existing Senior Credit Facility and a portion of the Sumitomo Credit Facility. The maturity date for the Amended Senior Credit Facility was extended from October 5, 2020 to March 9, 2022. The $600.0 million Senior Revolving Credit Facility includes a $100.0 million letter of credit subfacility. The Term Loan Facility includes amortization payable in equal quarterly installments at a rate of 5.0% per annum for the first two years, increasing to 7.5% per annum for the following year and to 10.0% per annum for the last two years.

Under the Amended Senior Credit Facility, we may select various floating rate borrowing options. The actual interest rate paid on borrowings under the Amended Senior Credit Facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the applicable facility for the prior fiscal quarter.  The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows. We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of March 31, 2017, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As of March 31, 2017, as a result of our restrictive covenant related to the leverage ratio, the maximum additional borrowings available to us were $500.6 million.  This limitation would restrict our ability to borrow the maximum amounts available under the Senior Revolving Credit Facility and the Receivables Financing Agreement.  As of March 31, 2017, there were no other covenants or other restrictions that would have limited our ability to borrow.

On March 9, 2017, Olin issued $500.0 million aggregate principal amount of 5.125% senior notes due September 15, 2027, which were registered under the Securities Act of 1933, as amended. Interest on the 2027 Notes began accruing from March 9, 2017 and is paid semi-annually beginning on September 15, 2017. Proceeds from the 2027 Notes were used to redeem the remaining balance of the Sumitomo Credit Facility.

On June 29, 2016, we entered into a trade accounts receivable factoring arrangement which was amended on September 1, 2016 and, on December 22, 2016, we entered into a separate trade accounts receivable factoring arrangement which was amended on March 24, 2017. Pursuant to the terms of the AR Facilities, certain of our subsidiaries may sell their accounts receivable up to a maximum of $271.5 million. We will continue to service such accounts. These receivables qualify for sales treatment under ASC 860 and, accordingly, the proceeds are included in net cash provided by operating activities in the condensed statements of cash flows. The gross amount of receivables sold for the three months ended March 31, 2017 totaled $389.6 million.  The factoring discount paid under the AR Facilities is recorded as interest expense on the condensed statements of operations. The agreements are without recourse and therefore no recourse liability has been recorded as of March 31, 2017.  As of March 31, 2017 and December 31, 2016, $145.0 million and $126.1 million, respectively, of receivables qualifying for sale treatment were outstanding and will continue to be serviced by us.

On December 20, 2016, we entered into a three year, $250.0 million Receivables Financing Agreement. Under the Receivables Financing Agreement, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. As of March 31, 2017, $316.5 million of our trade receivables were pledged as collateral and we had $210.0 million drawn under the agreement. As of March 31, 2017 we had additional borrowing capacity of $34.1 million under the Receivables Financing Agreement. As of December 31, 2016, $282.3 million of our trade receivables were pledged as collateral. For the year ended December 31, 2016, the proceeds of the Receivables Financing Agreement were used to repay $210.0 million of the Sumitomo Credit Facility. In addition, the Receivables Financing Agreement incorporates the leverage and coverage covenants that are contained in the Amended Senior Credit Facility.

Cash flow from operations is variable as a result of both the seasonal and the cyclical nature of our operating results, which have been affected by seasonal and economic cycles in many of the industries we serve, such as the vinyls, urethanes, bleach, ammunition and pulp and paper. The Acquired Business has significantly diversified our product and geographic base. Cash flow from operations is affected by changes in caustic soda, EDC and chlorine selling prices caused by the changes in the supply/demand balance of these products, resulting in the Chlor Alkali Products and Vinyls segment having significant leverage on our earnings and cash flow. For example, assuming all other costs remain constant, internal consumption remains approximately the same and we are operating at full capacity, a $10 selling price change per ton of caustic soda equates to an approximate $30 million annual change in our revenues and pretax profit, a $0.01 selling price change per pound of EDC equates to an approximate $20 million annual change in our revenues and pretax profit, and a $10 selling price change per ton of chlorine equates to an approximate $10 million annual change in our revenues and pretax profit.

For the three months ended March 31, 2017, cash provided by operating activities increased by $52.9 million from the three months ended March 31, 2016, primarily due to a smaller increase in working capital. For the three months ended March 31, 2017, working capital increased $65.1 million compared to an increase of $98.1 million for the three months ended March 31, 2016. Receivables increased from December 31, 2016 by $80.2 million primarily as a result of higher sales in the first quarter of 2017 compared to the fourth quarter of 2016. Inventories increased from December 31, 2016 by $23.8 million and accounts payable and accrued liabilities increased from December 31, 2016 by $56.3 million. The increase in inventories, and accounts payable and accrued liabilities were primarily due to the increase in raw material costs, primarily associated with benzene and propylene pricing.

Capital spending of $83.0 million for the three months ended March 31, 2017 was $6.9 million higher than the corresponding period in 2016. Capital spending for the three months ended March 31, 2017 included approximately $15 million of synergy-related capital. For the total year 2017, we expect our capital spending to be in the $300 million to $350 million range, which includes approximately $30 million of capital which we believe is necessary to realize the anticipated synergies. In 2017, we also expect to make payments of $209.4 million associated with long-term supply contracts. Depreciation and amortization expense is forecast to be in the $530 million to $540 million range.

On April 24, 2014, our board of directors authorized a share repurchase program for up to 8 million shares of common stock that terminated on April 24, 2017. For the three months ended March 31, 2017, no shares were purchased and retired. As of March 31, 2017, we had purchased a total of 1.9 million shares under the April 2014 program, and 6.1 million shares remained authorized to be purchased. Related to the Acquisition, for a period of two years subsequent to the Closing Date, we are subject to certain restrictions on our ability to conduct share repurchases.

At March 31, 2017, we had total letters of credit of $70.4 million outstanding, of which $16.6 million were issued under our $600.0 million Senior Revolving Credit Facility. The letters of credit were used to support certain long-term debt, certain workers compensation insurance policies, certain plant closure and post-closure obligations and certain Canadian pension funding requirements.

As of March 31, 2017, we had long-term borrowings, including current installments and capital lease obligations, of $3,612.6 million, of which $1,740.9 million was issued at variable rates. Commitments from banks under our Senior Revolving Credit Facility are an additional source of liquidity.

In April 2016, we entered into three tranches of forward starting interest rate swaps whereby we agreed to pay fixed rates to the counterparties who, in turn, pay us floating rates on $1,100.0 million, $900.0 million, and $400.0 million of our underlying floating-rate debt obligations. Each tranche’s term length is for twelve months beginning on December 31, 2016, December 31, 2017, and December 31, 2018, respectively. The counterparties to the agreements are SMBC Capital Markets, Inc., Wells Fargo, PNC Bank, National Association, and Toronto-Dominion Bank. These counterparties are large financial institutions; however, the risk of loss to us in the event of nonperformance by a counterparty could be significant to our financial position or results of operations. We have designated the swaps as cash flow hedges of the risk of changes in interest payments associated with our variable rate borrowings. Accordingly, the swap agreements have been recorded at their fair market value of $11.4 million and are included in other current assets and other assets on the accompanying condensed balance sheet as of March 31, 2017, with the corresponding gain deferred as a component of other comprehensive loss. For the three months ended March 31, 2017, less than $0.1 million of expense was recorded to interest expense on the accompanying condensed statement of operations related to these swap agreements. No gain or loss has been recorded in earnings as a result of ineffectiveness.

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

We have designated the April 2016 and October 2016 interest rate swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of our fixed rate borrowings. Accordingly, the swap agreements have been recorded at their fair market value of $29.6 million and are included in other long-term liabilities on the accompanying condensed balance sheet as of March 31, 2017, with a corresponding decrease in the carrying amount of the related debt. For the three months ended March 31, 2017, $1.2 million of income was recorded to interest expense on the accompanying condensed statement of operations related to these swap agreements. No gain or loss has been recorded in earnings as a result of ineffectiveness.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million, which will be recognized through 2017. As of March 31, 2017, $0.1 million of this gain was included in current installments of long-term debt.

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

New Accounting Standards

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” which amends ASC 715 “Compensation—Retirement Benefits.” This update requires the presentation of the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The update requires the presentation of the other components of the net period benefit cost separately from the line item that includes the service cost and outside of any subtotal of operating income. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The guidance in this update is applied on a retrospective basis with earlier application permitted. We are currently evaluating the effect of this update on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” which amends ASC 350 “Intangibles—Goodwill and Other.” This update will simplify the measurement of goodwill impairment by eliminating Step 2 from the goodwill impairment test. This update will require an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carry amount exceeds the reporting unit’s fair value. The update does not modify the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The guidance in this update is applied on a prospective basis with earlier application permitted. We are currently evaluating the effect of this update on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting” which amends ASC 718 “Compensation—Stock Compensation.” This update will simplify the income tax consequences, accounting for forfeitures and classification on the statements of cash flows of share-based payment arrangements. This standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with earlier application permitted. We adopted ASU 2016-09 on January 1, 2017 which was applied prospectively, and, therefore, prior periods have not been retrospectively adjusted. The adoption of this update did not have a material impact on our consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory,” which amends ASC 330 “Inventory.” This update requires entities to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. This update simplifies the current guidance under which an entity must measure inventory at the lower of cost or market. This update does not impact inventory measured using LIFO. This update is effective for fiscal years beginning after December 15, 2016. We adopted ASU 2015-11 on January 1, 2017 which was applied prospectively, and, therefore, prior periods have not been retrospectively adjusted. The adoption of this update did not have a material impact on our consolidated financial statements.

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

Energy costs, including electricity and natural gas, and certain raw materials used in our production processes are subject to price volatility. Depending on market conditions, we may enter into futures contracts, forward contracts, commodity swaps and put and call option contracts in order to reduce the impact of commodity price fluctuations. As of March 31, 2017, we maintained open positions on commodity contracts with a notional value totaling $101.3 million ($101.6 million at December 31, 2016 and $61.6 million at March 31, 2016). Assuming a hypothetical 10% increase in commodity prices which are currently hedged, as of March 31, 2017, we would experience a $10.1 million ($10.2 million at December 31, 2016 and $6.2 million at March 31, 2016) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.

We transact business in various foreign currencies other than the USD which exposes us to movements in exchange rates which may impact revenue and expenses, assets and liabilities and cash flows. Our significant foreign currency exposure is denominated with European currencies, primarily the Euro, although exposures also exist in other currencies of Asia Pacific, Latin America, Middle East and Africa. For all derivative positions, we have evaluated the effects of a 10% shift in exchange rates between those currencies and the USD, holding all other assumptions constant. Unfavorable currency movements of 10% would negatively affect the fair values of the derivatives held to hedge currency exposures by $13.3 million. These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Our current debt structure is used to fund business operations, and commitments from banks under our senior revolving credit facility are a source of liquidity. As of March 31, 2017, December 31, 2016 and March 31, 2016, we had long-term borrowings, including current installments and capital lease obligations, of $3,612.6 million, $3,617.6 million and $3,833.0 million, respectively, of which $1,740.9 million, $2,238.4 million and $2,289.0 million at March 31, 2017, December 31, 2016 and March 31, 2016, respectively, were issued at variable rates.

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

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million, which will be recognized through 2017. As of March 31, 2017, $0.1 million of this gain was included in current installments of long-term debt..

Assuming no changes in the $1,740.9 million of variable-rate debt levels from March 31, 2017, we estimate that a hypothetical change of 100-basis points in the LIBOR interest rates would impact annual interest expense by $17.4 million. A portion of this hypothetical change would be offset by our interest rate swaps.

Our interest rate swaps reduced interest expense by $1.2 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively.

If the actual changes in commodities, foreign currency, or interest pricing is substantially different than expected, the net impact of commodity risk, foreign currency risk, or interest rate risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

Item 4. Controls and Procedures.

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements. These statements relate to analyses and other information that are based on management’s beliefs, certain assumptions made by management, forecasts of future results, and current expectations, estimates and projections about the markets and economy in which we and our various segments operate. These statements may include statements regarding the acquisition of the Acquired Business from TDCC, the expected benefits and synergies of the transaction, and future opportunities for the combined company following the transaction. The statements contained in this quarterly report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties.

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

The risks, uncertainties and assumptions involved in our forward-looking statements, many of which are discussed in more detail in our filings with the SEC, including without limitation the “Risk Factors” section of our our Annual Report on Form 10-K for the year ended December 31, 2016, include, but are not limited to the following:

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

•	higher-than-expected raw material and energy, transportation and/or logistics costs;

•	our substantial amount of indebtedness and significant debt service obligations;

•	weak industry conditions could affect our ability to comply with the financial maintenance covenants in our senior credit facilities and certain tax-exempt bonds;

•	our reliance on a limited number of suppliers for specified feedstock and services and our reliance on third-party transportation;

•	failure to control costs or to achieve targeted cost reductions;

•	the occurrence of unexpected manufacturing interruptions and outages, including those occurring as a result of labor disruptions and production hazards;

•	new regulations or public policy changes regarding the transportation of hazardous chemicals and the security of chemical manufacturing facilities;

•	changes in legislation or government regulations or policies;

•	economic and industry downturns that result in diminished product demand and excess manufacturing capacity in any of our segments and that, in many cases, result in lower selling prices and profits;

•	complications resulting from our multiple enterprise resource planning (ERP) systems;

•	the failure or an interruption of our information technology systems;

•	unexpected litigation outcomes;

•	costs and other expenditures in excess of those projected for environmental investigation and remediation or other legal proceedings;

•	the integration of the Acquired Business may not be successful in realizing the benefits of the anticipated synergies;

•	the effects of any declines in global equity markets on asset values and any declines in interest rates used to value the liabilities in our pension plan;

•	fluctuations in foreign currency exchange rates;

•	adverse conditions in the credit and capital markets, limiting or preventing our ability to borrow or raise capital;

•	failure to attract, retain and motivate key employees;

•	our assumptions included in long range plans not realized causing a non-cash impairment charge of long-lived assets;

•	the effects of restrictions imposed on our business following the transaction with TDCC in order to avoid significant tax-related liabilities; and

•	differences between the historical financial information of Olin and the Acquired Business and our future operating performance.

All of our forward-looking statements should be considered in light of these factors. In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of our forward-looking statements.

Part II — Other Information

Item 1. Legal Proceedings.

Not Applicable.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not Applicable.

(b)	Not Applicable.

(c)
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2017	—	—	—
February 1-28, 2017	—	—	—
March 1-31, 2017	—	—	—
Total				6,062,657	(1)

(1)
On April 24, 2014, we announced a share repurchase program approved by the board of directors for the purchase of up to 8 million shares of common stock that terminated on April 24, 2017. Through March 31, 2017, 1,937,343 shares had been repurchased, and 6,062,657 shares remained available for purchase under this program. Related to the Acquisition, for a period of two years subsequent to the Closing Date, we will continue to be subject to certain restrictions on our ability to conduct share repurchases.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

4.1
Fifth Amendment to Amended and Restated Credit and Funding Agreement dated September 29, 2016, among Olin Corporation, the Lenders (as defined therein), and PNC Bank, National Association, as administrative agent

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

OLIN CORPORATION
(Registrant)

By:	/s/ Todd A. Slater
Vice President and Chief Financial Officer (Authorized Officer)

Date: May 3, 2017

EXHIBIT INDEX

Exhibit No.	Description
4.1
Fifth Amendment to Amended and Restated Credit and Funding Agreement dated September 29, 2016, among Olin Corporation, the Lenders (as defined therein), and PNC Bank, National Association, as administrative agent

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