Form 10-Q
period 2017-09-30
OLIN CORP
filed 2017-10-31
CIK 74303

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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

As of September 30, 2017, 166,446,950 shares of the registrant’s common stock were outstanding.

Part I — Financial Information

Item 1.  Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets
(In millions, except per share data)
(Unaudited)

	September 30, 2017	December 31, 2016	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$255.9	$184.5	$127.0
Receivables, net	729.5	675.0	744.1
Income taxes receivable	15.9	25.5	49.0
Inventories	689.5	630.4	617.0
Other current assets	27.1	30.8	16.1
Total current assets	1,717.9	1,546.2	1,553.2
Property, plant and equipment (less accumulated depreciation of $2,222.8, $1,891.6 and $1,788.6)	3,579.2	3,704.9	3,713.9
Deferred income taxes	141.1	119.5	112.2
Other assets	1,215.6	644.4	640.3
Intangible assets, net	592.9	629.6	653.8
Goodwill	2,119.8	2,118.0	2,119.4
Total assets	$9,366.5	$8,762.6	$8,792.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$81.7	$80.5	$80.3
Accounts payable	613.5	570.8	509.7
Income taxes payable	9.6	7.5	13.3
Accrued liabilities	294.5	263.8	291.5
Total current liabilities	999.3	922.6	894.8
Long-term debt	3,663.5	3,537.1	3,597.5
Accrued pension liability	618.7	638.1	597.7
Deferred income taxes	1,055.5	1,032.5	1,036.6
Other liabilities	731.0	359.3	335.5
Total liabilities	7,068.0	6,489.6	6,462.1
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share: authorized, 240.0 shares; issued and outstanding, 166.4, 165.4 and 165.3 shares	166.4	165.4	165.3
Additional paid-in capital	2,267.7	2,243.8	2,242.8
Accumulated other comprehensive loss	(470.0)	(510.0)	(466.7)
Retained earnings	334.4	373.8	389.3
Total shareholders’ equity	2,298.5	2,273.0	2,330.7
Total liabilities and shareholders’ equity	$9,366.5	$8,762.6	$8,792.8

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Operations
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales	$1,554.9	$1,452.7	$4,648.5	$4,164.9
Operating expenses:
Cost of goods sold	1,345.6	1,284.4	4,143.4	3,696.7
Selling and administration	86.4	82.0	254.6	249.4
Restructuring charges	9.2	5.2	25.9	106.2
Acquisition-related costs	1.1	13.1	12.5	39.6
Other operating (expense) income	—	(0.2)	(0.1)	10.5
Operating income	112.6	67.8	212.0	83.5
Earnings of non-consolidated affiliates	0.5	0.5	1.5	1.1
Interest expense	53.1	47.5	158.0	143.6
Interest income	0.4	0.5	1.0	1.3
Income (loss) before taxes	60.4	21.3	56.5	(57.7)
Income tax provision (benefit)	7.7	3.8	(3.7)	(36.3)
Net income (loss)	$52.7	$17.5	$60.2	$(21.4)
Net income (loss) per common share:
Basic	$0.32	$0.11	$0.36	$(0.13)
Diluted	$0.31	$0.11	$0.36	$(0.13)
Dividends per common share	$0.20	$0.20	$0.60	$0.60
Average common shares outstanding:
Basic	166.3	165.2	166.0	165.2
Diluted	168.5	166.5	168.2	165.2

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$52.7	$17.5	$60.2	$(21.4)
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net	9.8	4.6	31.7	9.3
Unrealized gains (losses) on derivative contracts, net	1.3	2.6	(4.4)	3.8
Pension and postretirement liability adjustments, net	—	3.1	—	3.1
Amortization of prior service costs and actuarial losses, net	4.3	2.3	12.7	9.6
Total other comprehensive income, net of tax	15.4	12.6	40.0	25.8
Comprehensive income	$68.1	$30.1	$100.2	$4.4

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
(In millions, except per share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares Issued	Par Value
Balance at January 1, 2016	165.1	$165.1	$2,236.4	$(492.5)	$509.8	$2,418.8
Net loss	—	—	—	—	(21.4)	(21.4)
Other comprehensive income	—	—	—	25.8	—	25.8
Dividends paid:
Common stock ($0.60 per share)	—	—	—	—	(99.1)	(99.1)
Common stock issued for:
Stock options exercised	—	—	0.4	—	—	0.4
Other transactions	0.2	0.2	2.8	—	—	3.0
Stock-based compensation	—	—	3.2	—	—	3.2
Balance at September 30, 2016	165.3	$165.3	$2,242.8	$(466.7)	$389.3	$2,330.7
Balance at January 1, 2017	165.4	$165.4	$2,243.8	$(510.0)	$373.8	$2,273.0
Net income	—	—	—	—	60.2	60.2
Other comprehensive income	—	—	—	40.0	—	40.0
Dividends paid:
Common stock ($0.60 per share)	—	—	—	—	(99.6)	(99.6)
Common stock issued for:
Stock options exercised	1.0	1.0	17.5	—	—	18.5
Other transactions	—	—	1.7	—	—	1.7
Stock-based compensation	—	—	4.7	—	—	4.7
Balance at September 30, 2017	166.4	$166.4	$2,267.7	$(470.0)	$334.4	$2,298.5

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net income (loss)	$60.2	$(21.4)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used for) operating activities:
Earnings of non-consolidated affiliates	(1.5)	(1.1)
Losses on disposition of property, plant and equipment	0.4	0.6
Stock-based compensation	6.4	6.1
Depreciation and amortization	411.4	397.4
Deferred income taxes	(17.5)	(34.8)
Write-off of equipment and facility included in restructuring charges	—	76.6
Qualified pension plan contributions	(1.2)	(7.1)
Qualified pension plan income	(20.3)	(27.8)
Change in:
Receivables	(48.5)	18.2
Income taxes receivable/payable	10.6	(7.8)
Inventories	(46.7)	46.1
Other current assets	3.1	22.7
Accounts payable and accrued liabilities	92.9	(54.1)
Other assets	7.7	0.5
Other noncurrent liabilities	(13.6)	(7.5)
Other operating activities	11.7	0.5
Net operating activities	455.1	407.1
Investing Activities
Capital expenditures	(210.0)	(199.4)
Business acquired in purchase transaction, net of cash acquired	—	(69.5)
Payments under long-term supply contracts	(209.4)	(175.7)
Proceeds from sale/leaseback of equipment	—	40.4
Proceeds from disposition of property, plant and equipment	0.1	0.4
Proceeds from disposition of affiliated companies	—	6.6
Net investing activities	(419.3)	(397.2)
Financing Activities
Long-term debt:
Borrowings	2,035.0	—
Repayments	(1,907.4)	(176.1)
Stock options exercised	18.5	0.4
Dividends paid	(99.6)	(99.1)
Debt issuance costs	(11.2)	(0.8)
Net financing activities	35.3	(275.6)
Effect of exchange rate changes on cash and cash equivalents	0.3	0.7
Net increase (decrease) in cash and cash equivalents	71.4	(265.0)
Cash and cash equivalents, beginning of period	184.5	392.0
Cash and cash equivalents, end of period	$255.9	$127.0
Cash paid for interest and income taxes:
Interest, net	$138.7	$126.9
Income taxes, net of refunds	$11.2	$16.3
Non-cash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$25.0	$(3.2)

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

We incurred costs related to the integration of the Acquired Business which consisted of advisory, legal, accounting and other professional fees of $1.1 million and $13.1 million for the three months ended September 30, 2017 and 2016, respectively, and $12.5 million and $39.6 million for the nine months ended September 30, 2017 and 2016, respectively.

For the nine months ended September 30, 2016, payments of $69.5 million were made related to certain acquisition-related liabilities, including the final working capital adjustment.

RESTRUCTURING CHARGES

On March 21, 2016, we announced that we had made the decision to close a combined total of 433,000 tons of chlor alkali capacity across three separate locations. Associated with this action, we have permanently closed our Henderson, NV chlor alkali plant with 153,000 tons of capacity and have reconfigured the site to manufacture bleach and distribute caustic soda and hydrochloric acid. Also, the capacity of our Niagara Falls, NY chlor alkali plant has been reduced from 300,000 tons to 240,000 tons and the chlor alkali capacity at our Freeport, TX facility was reduced by 220,000 tons. This 220,000 ton reduction was entirely from diaphragm cell capacity. For the three months ended September 30, 2017 and 2016, we recorded pretax restructuring charges of $8.8 million and $4.9 million, respectively, for employee relocation costs, facility exit costs and lease and other contract termination costs related to these actions. For the nine months ended September 30, 2017 and 2016, we recorded pretax restructuring charges of $23.7 million and $105.0 million, respectively, for the write-off of equipment and facility costs, lease and other contract termination costs, employee severance and related benefit costs, employee relocation costs and facility exit costs related to these actions. We expect to incur additional restructuring charges through 2020 of approximately $25 million related to these capacity reductions. This estimate of additional restructuring charges does not include any additional charges related to a contract termination that is currently in dispute. The other party to the contract has filed an Amended Demand for Arbitration alleging, among other things, that Olin breached the contract and claims damages in excess of the amount Olin believes it is obligated for under the contract. The arbitration hearing is scheduled for the fourth quarter 2017. Any additional losses related to this contract dispute are not currently estimable because of unresolved questions of fact and law but, if resolved unfavorably to Olin, they could have a material effect on our financial results.

On December 12, 2014, we announced that we had made the decision to permanently close the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014. This action reduced the facility’s chlor alkali capacity by 185,000 tons. Subsequent to the shut down, the plant predominantly focuses on bleach and hydrochloric acid, which are value-added products, as well as caustic soda. For the three months ended September 30, 2017 and 2016, we recorded pretax restructuring charges of $0.4 million and less than $0.1 million, respectively, for lease and other contract termination costs and facility exit costs related to these actions. For the nine months ended September 30, 2017 and 2016, we recorded pretax restructuring charges of $2.2 million and $0.4 million, respectively, for lease and other contract termination costs and facility exit costs related to these actions. We expect to incur additional restructuring charges through 2018 of approximately $4 million related to the shut down of this portion of the facility.

On November 3, 2010, we announced that we made the decision to relocate the Winchester centerfire pistol and rifle ammunition manufacturing operations from East Alton, IL to Oxford, MS. Consistent with this decision in 2010, we initiated an estimated $110 million five-year project, which included approximately $80 million of capital spending. The capital spending was partially financed by $31 million of grants provided by the State of Mississippi and local governments. During 2016, the final rifle ammunition production equipment relocation was completed. For the three and nine months ended September 30, 2016, we recorded pretax restructuring charges of $0.3 million and $0.8 million, respectively, for employee relocation costs and facility exit costs related to these actions.

The following table summarizes the 2017 and 2016 activities by major component of these restructuring actions and the remaining balances of accrued restructuring costs as of September 30, 2017 and 2016:

	Employee severance and job related benefits	Lease and other contract termination costs	Employee relocation costs	Facility exit costs	Write-off of equipment and facility	Total
	($ in millions)
Balance at January 1, 2016	$4.6	$2.1	$—	$—	$—	$6.7
Restructuring charges:
First quarter	3.9	9.2	0.2	2.9	76.6	92.8
Second quarter	0.2	—	0.8	7.2	—	8.2
Third quarter	—	—	0.9	4.3	—	5.2
Amounts utilized	(4.9)	(5.6)	(1.9)	(12.1)	(76.6)	(101.1)
Currency translation adjustments	—	0.1	—	—	—	0.1
Balance at September 30, 2016	$3.8	$5.8	$—	$2.3	$—	$11.9
Balance at January 1, 2017	$3.4	$7.5	$—	$1.8	$—	$12.7
Restructuring charges:
First quarter	—	5.7	0.2	2.3	—	8.2
Second quarter	—	5.8	0.1	2.6	—	8.5
Third quarter	—	7.0	—	2.2	—	9.2
Amounts utilized	(3.0)	(4.6)	(0.3)	(8.8)	—	(16.7)
Balance at September 30, 2017	$0.4	$21.4	$—	$0.1	$—	$21.9

The following table summarizes the cumulative restructuring charges of these 2016, 2014 and 2010 restructuring actions by major component through September 30, 2017:

	Chlor Alkali Products and Vinyls		Winchester	Total
	Becancour	Capacity Reductions
	($ in millions)
Write-off of equipment and facility	$3.5	$76.6	$—	$80.1
Employee severance and job related benefits	2.7	5.1	13.1	20.9
Facility exit costs	3.5	19.6	2.3	25.4
Pension and other postretirement benefits curtailment	—	—	4.1	4.1
Employee relocation costs	—	1.7	6.0	7.7
Lease and other contract termination costs	5.3	32.0	—	37.3
Total cumulative restructuring charges	$15.0	$135.0	$25.5	$175.5

As of September 30, 2017, we have incurred cash expenditures of $68.2 million and non-cash charges of $84.6 million related to these restructuring actions. The remaining balance of $21.9 million is expected to be paid out through 2020.

ACCOUNTS RECEIVABLES

On December 20, 2016, we entered into a three year, $250.0 million Receivables Financing Agreement with PNC Bank, National Association, as administrative agent (Receivables Financing Agreement). Under the Receivables Financing Agreement, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. As of September 30, 2017, $363.0 million of our trade receivables were pledged as collateral and we had $250.0 million drawn under the agreement. For the three months ended September 30, 2017, we borrowed $40.0 million under the Receivables Financing Agreement and used the proceeds to fund a portion of the payment to TDCC associated with a long-term ethylene supply contract to reserve additional ethylene at producer economics. As of September 30, 2017, we had no additional borrowing capacity under the Receivables Financing Agreement. As of December 31, 2016, $282.3 million of our trade receivables were pledged as collateral and $210.0 million was drawn under the agreement. For the year ended December 31, 2016, the proceeds of the Receivables Financing Agreement were used to repay $210.0 million of the $800.0 million Sumitomo term loan facility (the Sumitomo Credit Facility). In addition, the Receivables Financing Agreement incorporates the leverage and coverage covenants that are contained in the senior revolving credit facilities.

On June 29, 2016, we entered into a trade accounts receivable factoring arrangement and, on December 22, 2016, we entered into a separate trade accounts receivable factoring arrangement, which were both subsequently amended (collectively the AR Facilities). Pursuant to the terms of the AR Facilities, certain of our subsidiaries may sell their accounts receivable up to a maximum of $293.0 million. We will continue to service such accounts.  These receivables qualify for sales treatment under Accounting Standards Codification (ASC) 860 “Transfers and Servicing” (ASC 860) and, accordingly, the proceeds are included in net cash provided by operating activities in the condensed statements of cash flows.  The gross amount of receivables sold for the three months ended September 30, 2017 and 2016 totaled $446.5 million and $209.9 million, respectively, and for the nine months ended September 30, 2017 and 2016 totaled $1,224.1 million and $236.7 million, respectively.  The factoring discount paid under the AR Facilities is recorded as interest expense on the condensed statements of operations. The factoring discount was $1.4 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively, and $2.9 million and $0.7 million for the nine months ended September 30, 2017 and 2016, respectively. The agreements are without recourse and therefore no recourse liability has been recorded as of September 30, 2017.  As of September 30, 2017, December 31, 2016 and September 30, 2016, $187.3 million, $126.1 million and $85.0 million, respectively, of receivables qualifying for sales treatment were outstanding and will continue to be serviced by us.

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

Allowance for doubtful accounts receivable consisted of the following:

	September 30,
	2017	2016
	($ in millions)
Balance at beginning of year	$10.1	$6.4
Provisions charged	1.3	3.6
Write-offs, net of recoveries	—	(0.8)
Balance at end of period	$11.4	$9.2

Provisions (credited) charged to operations were $(0.8) million and $1.4 million for the three months ended September 30, 2017 and 2016, respectively.

INVENTORIES

Inventories consisted of the following:

	September 30, 2017	December 31, 2016	September 30, 2016
	($ in millions)
Supplies	$60.3	$58.1	$58.1
Raw materials	85.4	72.6	79.1
Work in process	120.6	110.7	114.7
Finished goods	470.7	424.9	405.9
	737.0	666.3	657.8
LIFO reserve	(47.5)	(35.9)	(40.8)
Inventories, net	$689.5	$630.4	$617.0

Inventories are valued at the lower of cost and net realizable value. For U.S. inventories, inventory costs are determined principally by the last-in, first-out (LIFO) method of inventory accounting while for international inventories, inventory costs are determined principally by the first-in, first-out (FIFO) method of inventory accounting. Cost for other inventories has been determined principally by the average-cost method (primarily operating supplies, spare parts and maintenance parts). Elements of costs in inventories included raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at September 30, 2017 reflect certain estimates relating to inventory quantities and costs at December 31, 2017. The replacement cost of our inventories would have been approximately $47.5 million, $35.9 million and $40.8 million higher than reported at September 30, 2017, December 31, 2016 and September 30, 2016, respectively.

OTHER ASSETS

Included in other assets were the following:

	September 30, 2017	December 31, 2016	September 30, 2016
	($ in millions)
Investments in non-consolidated affiliates	$28.2	$26.7	$26.1
Deferred debt issuance costs	2.7	2.6	2.8
Tax-related receivables	13.1	17.5	15.8
Interest rate swaps	3.7	7.7	2.5
Supply contracts	1,146.3	566.7	572.8
Other	21.6	23.2	20.3
Other assets	$1,215.6	$644.4	$640.3

In connection with the Acquisition, Olin and TDCC entered into arrangements for the long-term supply of ethylene by TDCC to Olin, pursuant to which, among other things, Olin made upfront payments of $433.5 million on the Closing Date in order to receive ethylene at producer economics and for certain reservation fees and for the option to obtain additional ethylene at producer economics. The fair value of the long-term supply contracts recorded as of the Closing Date was a long-term asset of $416.1 million which will be amortized over the life of the contracts as ethylene is received. During 2016, we exercised one of the options to reserve additional ethylene at producer economics. In September 2017, TDCC’s new Texas 9 ethylene cracker in Freeport, TX became operational. As a result, during the three months ended September 30, 2017, a payment of $209.4 million was made in connection with this option which increased the value of the long-term asset.

On February 27, 2017, we exercised the remaining option to reserve additional ethylene at producer economics from TDCC. In connection with the exercise of this option, we also secured a long-term customer arrangement. As a result, an additional payment will be made to TDCC of between $440 million and $465 million on or about the fourth quarter of 2020. During the three months ended September 30, 2017, as a result of TDCC’s new Texas 9 ethylene cracker becoming operational, Olin recognized a long-term asset and other liabilities of $389.2 million, which represents the present value of the additional estimated payment. The discounted amount of approximately $51 million will be recorded as interest expense through the fourth quarter of 2020.

During 2016, Olin entered into arrangements to increase our supply of low cost electricity.  In conjunction with these arrangements, Olin made payments of $175.7 million during the nine months ended September 30, 2016.  The payments made under these arrangements will be amortized over the life of the contracts as electrical power is received.

Amortization expense of $6.3 million and $6.0 million for the three months ended September 30, 2017 and 2016, respectively, and $18.9 million and $14.7 million for the nine months ended September 30, 2017 and 2016, respectively, was recognized within cost of goods sold related to these supply contracts and is reflected in depreciation and amortization on the condensed statements of cash flows. The long-term supply contracts are monitored for impairment each reporting period.

GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill were as follows:

	Chlor Alkali Products and Vinyls	Epoxy	Total
	($ in millions)
Balance at January 1, 2016	$1,877.5	$296.6	$2,174.1
Acquisition activity	(45.3)	(9.7)	(55.0)
Foreign currency translation adjustment	0.2	0.1	0.3
Balance at September 30, 2016	$1,832.4	$287.0	$2,119.4
Balance at January 1, 2017	$1,831.3	$286.7	2,118.0
Foreign currency translation adjustment	1.4	0.4	1.8
Balance at September 30, 2017	$1,832.7	$287.1	$2,119.8

Intangible assets consisted of the following:

	September 30, 2017			December 31, 2016			September 30, 2016
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
	($ in millions)
Customers, customer contracts and relationships	$678.0	$(150.9)	$527.1	$667.8	$(112.9)	$554.9	$673.3	$(101.2)	$572.1
Trade name	7.1	(2.9)	4.2	17.8	(12.7)	5.1	17.9	(9.6)	8.3
Acquired technology	85.8	(24.5)	61.3	84.2	(15.0)	69.2	85.1	(12.2)	72.9
Other	2.3	(2.0)	0.3	2.3	(1.9)	0.4	2.3	(1.8)	0.5
Total intangible assets	$773.2	$(180.3)	$592.9	$772.1	$(142.5)	$629.6	$778.6	$(124.8)	$653.8

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

EARNINGS PER SHARE

Basic and diluted net income (loss) per share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted net income (loss) per share reflects the dilutive effect of stock-based compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Computation of Income (Loss) per Share	(In millions, except per share data)
Net income (loss)	$52.7	$17.5	$60.2	$(21.4)
Basic shares	166.3	165.2	166.0	165.2
Basic net income (loss) per share	$0.32	$0.11	$0.36	$(0.13)
Diluted shares:
Basic shares	166.3	165.2	166.0	165.2
Stock-based compensation	2.2	1.3	2.2	—
Diluted shares	168.5	166.5	168.2	165.2
Diluted net income (loss) per share	$0.31	$0.11	$0.36	$(0.13)

The computation of dilutive shares from stock-based compensation does not include 1.6 million shares and 1.9 million shares for the three months ended September 30, 2017 and 2016, respectively, and 1.6 million shares and 6.9 million shares for the nine months ended September 30, 2017 and 2016, respectively, as their effect would have been anti-dilutive.

ENVIRONMENTAL

We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites. The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $135.3 million, $137.3 million and $137.5 million at September 30, 2017, December 31, 2016 and September 30, 2016, respectively, of which $118.3 million, $120.3 million and $118.5 million, respectively, were classified as other noncurrent liabilities.

Environmental provisions charged to income, which are included in cost of goods sold, were $1.8 million and $0.4 million for the three months ended September 30, 2017 and 2016, respectively, and $6.2 million and $5.5 million for the nine months ended September 30, 2017 and 2016, respectively.

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

COMMITMENTS AND CONTINGENCIES

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities. As of September 30, 2017, December 31, 2016 and September 30, 2016, our condensed balance sheets included liabilities for these legal actions of $15.9 million, $13.6 million and $22.9 million, respectively. These liabilities do not include costs associated with legal representation. Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations. In connection with the Acquisition, TDCC retained liabilities related to litigation to the extent arising prior to the Closing Date. In addition to the aforementioned legal actions, we are party to a dispute relating to a contract termination. The other party to the contract has filed an Amended Demand for Arbitration alleging, among other things, that Olin breached the contract and claims damages in excess of the amount Olin believes it is obligated for under the contract. The arbitration hearing is scheduled for the fourth quarter 2017. Any additional losses related to this contract dispute are not currently estimable because of unresolved questions of fact and law but, if resolved unfavorably to Olin, they could have a material effect on our financial results.

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

SHAREHOLDERS’ EQUITY

On April 24, 2014, our board of directors authorized a share repurchase program for up to 8 million shares of common stock that terminated on April 24, 2017. For the nine months ended September 30, 2017 and 2016, no shares were purchased and retired. We purchased a total of 1.9 million shares under the April 2014 program, and the 6.1 million shares that remained authorized to be purchased have expired. Related to the Acquisition, for a period of two years subsequent to the Closing Date, we were subject to certain restrictions on our ability to conduct share repurchases.

We issued 1.0 million shares and less than 0.1 million shares representing stock options exercised for the nine months ended September 30, 2017 and 2016, respectively, with a total value of $18.5 million and $0.4 million, respectively.

The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation Adjustment (net of taxes)	Unrealized Gains (Losses) on Derivative Contracts (net of taxes)	Pension and Postretirement Benefits (net of taxes)	Accumulated Other Comprehensive Loss
	($ in millions)
Balance at January 1, 2016	$(12.1)	$(6.9)	$(473.5)	$(492.5)
Unrealized gains (losses):
First quarter	24.0	1.1	—	25.1
Second quarter	(14.3)	(4.6)	—	(18.9)
Third quarter	6.6	4.2	5.1	$15.9
Reclassification adjustments into income:
First quarter	—	3.7	6.1	9.8
Second quarter	—	1.7	5.9	7.6
Third quarter	—	—	3.3	$3.3
Tax (provision) benefit:
First quarter	(8.5)	(1.8)	(2.3)	(12.6)
Second quarter	3.5	1.1	(2.4)	2.2
Third quarter	(2.0)	(1.6)	(3.0)	$(6.6)
Net Change	9.3	3.8	12.7	25.8
Balance at September 30, 2016	$(2.8)	$(3.1)	$(460.8)	$(466.7)
Balance at January 1, 2017	$(24.1)	$12.8	$(498.7)	$(510.0)
Unrealized gains (losses):
First quarter	8.3	(3.1)	—	5.2
Second quarter	28.1	(3.7)	—	24.4
Third quarter	16.0	3.2	—	19.2
Reclassification adjustments into income:
First quarter	—	(0.1)	6.6	6.5
Second quarter	—	(2.3)	6.8	4.5
Third quarter	—	(1.2)	6.8	5.6
Tax (provision) benefit:
First quarter	(2.3)	1.2	(2.7)	(3.8)
Second quarter	(12.2)	2.3	(2.3)	(12.2)
Third quarter	(6.2)	(0.7)	(2.5)	(9.4)
Net Change	31.7	(4.4)	12.7	40.0
Balance at September 30, 2017	$7.6	$8.4	$(486.0)	$(470.0)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales:	($ in millions)
Chlor Alkali Products and Vinyls	$881.2	$779.4	$2,583.2	$2,216.7
Epoxy	489.9	470.1	1,549.5	1,380.3
Winchester	183.8	203.2	515.8	567.9
Total sales	$1,554.9	$1,452.7	$4,648.5	$4,164.9
Income (loss) before taxes:
Chlor Alkali Products and Vinyls	$129.7	$53.7	$270.0	$152.5
Epoxy	(1.7)	10.3	(11.0)	18.5
Winchester	17.2	36.0	61.3	95.9
Corporate/other:
Pension income	11.1	15.4	32.1	40.2
Environmental expense	(1.8)	(0.4)	(6.2)	(5.5)
Other corporate and unallocated costs	(31.1)	(28.2)	(94.2)	(81.7)
Restructuring charges	(9.2)	(5.2)	(25.9)	(106.2)
Acquisition-related costs	(1.1)	(13.1)	(12.5)	(39.6)
Other operating (expense) income	—	(0.2)	(0.1)	10.5
Interest expense	(53.1)	(47.5)	(158.0)	(143.6)
Interest income	0.4	0.5	1.0	1.3
Income (loss) before taxes	$60.4	$21.3	$56.5	$(57.7)

STOCK-BASED COMPENSATION

Stock-based compensation granted includes stock options, performance stock awards, restricted stock awards and deferred directors’ compensation. Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	($ in millions)
Stock-based compensation	$3.0	$3.8	$14.5	$9.8
Mark-to-market adjustments	2.6	(1.4)	3.9	1.0
Total expense	$5.6	$2.4	$18.4	$10.8

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

Dividend yield for 2017 and 2016 was based on our current dividend yield as of the option grant date. Risk-free interest rate was based on zero coupon U.S. Treasury securities rates for the expected life of the options. Expected volatility was based on our historical stock price movements, as we believe that historical experience is the best available indicator of the expected volatility. Expected life of the option grant was based on historical exercise and cancellation patterns, as we believe that historical experience is the best estimate of future exercise patterns.

DEBT

On March 9, 2017, we entered into a new five-year $1,975.0 million senior credit facility, which amended and restated the existing $1,850.0 million senior credit facility (the Senior Credit Facility). Pursuant to the agreement, the aggregate principal amount under the term loan facility was increased to $1,375.0 million (Term Loan Facility), and the aggregate commitments under the senior revolving credit facility were increased to $600.0 million (Senior Revolving Credit Facility and, together with the Term Loan Facility, the Amended Senior Credit Facility), from $500.0 million. In September 2017, we borrowed $120.0 million under the Senior Revolving Credit Facility and used the proceeds to fund a portion of the payment to TDCC associated with a long-term ethylene supply contract to reserve additional ethylene at producer economics. At September 30, 2017, we had $461.4 million available under our $600.0 million Senior Revolving Credit Facility because we had borrowed $120.0 million and issued $18.6 million of letters of credit. In March 2017, we drew the entire $1,375.0 million term loan and used the proceeds to redeem the remaining balance of the existing Senior Credit Facility and a portion of the Sumitomo Credit Facility. The maturity date for the Amended Senior Credit Facility was extended from October 5, 2020 to March 9, 2022. The $600.0 million Senior Revolving Credit Facility includes a $100.0 million letter of credit subfacility. The Term Loan Facility includes amortization payable in equal quarterly installments at a rate of 5.0% per annum for the first two years, increasing to 7.5% per annum for the following year and to 10.0% per annum for the last two years. For the nine months ended September 30, 2017 and 2016, we repaid $34.4 million and $50.6 million under the required quarterly installments of the term loan facilities, respectively.

Under the Amended Senior Credit Facility, we may select various floating rate borrowing options. The actual interest rate paid on borrowings under the Amended Senior Credit Facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the applicable facility for the prior fiscal quarter.  The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows. We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of September 30, 2017, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As of September 30, 2017, there were no covenants or other restrictions that would have limited our ability to borrow under these facilities.

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

For the nine months ended September 30, 2017, we recognized interest expense of $2.7 million for the write-off of unamortized deferred debt issuance costs related to these actions. For the nine months ended September 30, 2017, we paid debt issuance costs of $11.2 million relating to the Amended Senior Credit Facility and the 2027 Notes.

CONTRIBUTING EMPLOYEE OWNERSHIP PLAN

The Contributing Employee Ownership Plan (CEOP) is a defined contribution plan available to essentially all domestic employees.  We provide a contribution to an individual retirement contribution account maintained with the CEOP equal to an amount of between 5% and 10% of the employee’s eligible compensation.  The defined contribution plan expense for the three months ended September 30, 2017 and 2016 was $7.0 million and $7.1 million, respectively, and for the nine months ended September 30, 2017 and 2016 was $22.4 million and $20.5 million, respectively.

Company matching contributions are invested in the same investment allocation as the employee’s contribution.  Our matching contributions for eligible employees for both the three months ended September 30, 2017 and 2016 were $3.0 million and for both the nine months ended September 30, 2017 and 2016 were $8.7 million.

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

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$4.3	$3.3	$0.3	$0.2
Interest cost	21.8	21.8	0.3	0.3
Expected return on plans’ assets	(39.2)	(39.5)	—	—
Amortization of prior service cost	—	(0.1)	(0.6)	(2.0)
Recognized actuarial loss	6.8	5.2	0.6	0.2
Net periodic benefit (income) cost	$(6.3)	$(9.3)	$0.6	$(1.3)

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$12.7	$9.2	$0.9	$0.9
Interest cost	65.0	66.0	1.1	1.2
Expected return on plans’ assets	(117.6)	(118.4)	—	—
Amortization of prior service cost	—	—	(1.9)	(2.0)
Recognized actuarial loss	20.2	15.5	1.9	1.8
Net periodic benefit (income) cost	$(19.7)	$(27.7)	$2.0	$1.9

We made cash contributions to our international qualified defined benefit pension plans of $1.2 million and $1.1 million for the nine months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2016, we made a discretionary cash contribution to our domestic qualified defined benefit pension plans of $6.0 million.

INCOME TAXES

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate of 35.0% to income before taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
Effective Tax Rate Reconciliation (Percent)	2017	2016	2017	2016
Statutory federal tax rate	35.0%	35.0%	35.0%	35.0%
Salt depletion	(11.6)	(17.3)	(11.6)	19.6
Stock-based compensation	(0.9)	—	(5.1)	—
Foreign rate differential	(8.9)	(4.1)	(8.9)	3.6
U.S. tax on foreign earnings	8.8	4.0	8.8	(3.4)
Dividends paid to CEOP	(0.5)	(0.8)	(0.5)	1.1
State income taxes, net	—	2.8	—	6.1
Change in valuation allowance	—	1.0	—	(0.8)
Change in tax contingencies	0.4	0.6	(16.9)	(7.2)
Return to provision	(3.2)	(3.5)	(0.5)	9.0
Impact of tax rate changes	(7.1)	(2.0)	(7.5)	0.7
Other, net	0.7	2.1	0.7	(0.8)
Effective tax rate	12.7%	17.8%	(6.5)%	62.9%

Under ASC 740 “Income Taxes” (ASC 740), companies are required to apply their estimated annual tax rate on a year-to-date basis in each interim period. Under ASC 740, companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable. In this situation, the interim tax rate should be based on the actual year-to-date results. Based on the losses for the nine months ended September 30, 2016 and the full year pretax projections as of September 30, 2016, as well as the existence of large favorable permanent book-tax differences for 2016, a reliable projection of our annual effective tax rate as of September 30, 2016 was difficult to determine, producing significant variations in the customary relationship between income tax expense and pretax book income in interim periods, as a small change in forecasted pretax income could cause a significant change in the estimated annual effective tax rate. Consequently, the effective tax rates for the three and nine months ended September 30, 2016 were determined based on year-to-date results rather than utilizing the method of calculating an estimated annual effective tax rate which was used up until the period ended March 31, 2016 and for the three and nine months ended September 30, 2017. The year-to-date actual discrete method was applied for the remainder of 2016.

The effective tax rates for the three and nine months ended September 30, 2017 included a benefit of $0.5 million and $2.9 million, respectively, associated with stock-based compensation, a benefit of $1.9 million and $1.0 million, respectively, associated with prior year tax positions and a benefit of $4.3 million related to the remeasurement of deferred taxes due to a decrease in our state effective tax rates. The effective tax rate for the nine months ended September 30, 2017 also included a benefit of $9.5 million related to an agreement reached with the Internal Revenue Service (IRS) for the years 2008 and 2010 to 2012 tax examinations.

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

As of September 30, 2017, we had $35.0 million of gross unrecognized tax benefits, which would have a net $33.5 million impact on the effective tax rate, if recognized. As of September 30, 2016, we had $38.0 million of gross unrecognized tax benefits, of which $36.3 million would have impacted the effective tax rate, if recognized. The amount of unrecognized tax benefits was as follows:

	September 30,
	2017	2016
	($ in millions)
Balance at beginning of year	$38.4	$35.1
Increases for prior year tax positions	4.9	5.8
Decreases for prior year tax positions	(9.2)	(1.8)
Increases for current year tax positions	2.0	1.3
Settlement with taxing authorities	(1.0)	(2.1)
Reductions due to statute of limitations	(0.1)	(0.3)
Balance at end of period	$35.0	$38.0

In May 2017, we reached an agreement in principle with the IRS regarding their examination of our U.S. income tax returns for 2008 and 2010 to 2012. The settlement resulted in a reduction of income tax expense of $9.5 million related primarily to favorable adjustments in uncertain tax positions for prior tax years.

As of September 30, 2017, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $5.5 million over the next twelve months. The anticipated reduction primarily relates to settlements with taxing authorities and the expiration of federal, state and foreign statutes of limitation.

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

Energy costs, including electricity and natural gas, and certain raw materials used in our production processes are subject to price volatility. Depending on market conditions, we may enter into futures contracts, forward contracts, commodity swaps and put and call option contracts in order to reduce the impact of commodity price fluctuations. The majority of our commodity derivatives expire within one year. Those commodity contracts that extend beyond one year correspond with raw material purchases for long-term, fixed-price sales contracts.

Olin actively manages currency exposures that are associated with net monetary asset positions, currency purchases and sales commitments denominated in foreign currencies and foreign currency denominated assets and liabilities created in the normal course of business. We enter into forward sales and purchase contracts to manage currency risk to offset our net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of our operations. At September 30, 2017, we had outstanding forward contracts to buy foreign currency with a notional value of $106.1 million and to sell foreign currency with a notional value of $94.1 million. All of the currency derivatives expire within one year and are for U.S. dollar (USD) equivalents. The counterparties to the forward contracts are large financial institutions; however, the risk of loss to us in the event of nonperformance by a counterparty could be significant to our financial position or results of operations. At December 31, 2016, we had outstanding forward contracts to buy foreign currency with a notional value of $73.2 million and to sell foreign currency with a notional value of $100.8 million. At September 30, 2016, we had outstanding forward contracts to buy foreign currency with a notional value of $89.5 million and to sell foreign currency with a notional value of $110.7 million.

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

We had the following notional amount of outstanding commodity contracts that were entered into to hedge forecasted purchases:

	September 30, 2017	December 31, 2016	September 30, 2016
	($ in millions)
Copper	$42.1	$35.8	$37.3
Zinc	8.0	8.0	7.1
Lead	—	3.4	5.5
Natural gas	38.4	54.4	51.4

As of September 30, 2017, the counterparties to these commodity contracts were Wells Fargo Bank, N.A. (Wells Fargo) ($33.2 million), Citibank ($29.1 million), Merrill Lynch Commodities, Inc. ($18.4 million) and JPMorgan Chase Bank, National Association ($7.8 million), all of which are major financial institutions.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in our manufacturing process. At September 30, 2017, we had open positions in futures contracts through 2022. If all open futures contracts had been settled on September 30, 2017, we would have recognized a pretax gain of $4.8 million.

If commodity prices were to remain at September 30, 2017 levels, approximately $0.6 million of deferred gains would be reclassified into earnings during the next twelve months. The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

In April 2016, we entered into three tranches of forward starting interest rate swaps whereby we agreed to pay fixed rates to the counterparties who, in turn, pay us floating rates on $1,100.0 million, $900.0 million, and $400.0 million of our underlying floating-rate debt obligations. Each tranche’s term length is for twelve months beginning on December 31, 2016, December 31, 2017 and December 31, 2018, respectively. The counterparties to the agreements are SMBC Capital Markets, Inc., Wells Fargo, PNC Bank, National Association and Toronto-Dominion Bank. These counterparties are large financial institutions; however, the risk of loss to us in the event of nonperformance by a counterparty could be significant to our financial position or results of operations. We have designated the swaps as cash flow hedges of the risk of changes in interest payments associated with our variable-rate borrowings. Accordingly, the swap agreements have been recorded at their fair market value of $8.7 million and are included in other current assets and other assets on the accompanying condensed balance sheet as of September 30, 2017, with the corresponding gain deferred as a component of other comprehensive loss. For the three and nine months ended September 30, 2017, $1.2 million and $1.7 million, respectively, of income was recorded to interest expense on the accompanying condensed statement of operations related to these swap agreements. No gain or loss has been recorded in earnings as a result of ineffectiveness.

We use interest rate swaps as a means of minimizing cash flow fluctuations that may arise from volatility in interest rates of our variable-rate borrowings. These interest rate swaps are treated as cash flow hedges. At September 30, 2017, we had open interest rate swaps designated as cash flow hedges with maximum terms through 2019. If all open interest rate swap contracts had been settled on September 30, 2017, we would have recognized a pretax gain of $8.7 million.

If interest rates were to remain at September 30, 2017 levels, $3.1 million of deferred gains would be reclassified into earnings during the next twelve months. The actual effect on earnings will be dependent on actual interest rates when the forecasted transactions occur.

Fair value hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps. As of September 30, 2017, December 31, 2016 and September 30, 2016, the total notional amounts of our interest rate swaps designated as fair value hedges were $500.0 million, $500.0 million and $250.0 million, respectively.

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

We have designated the April 2016 and October 2016 interest rate swap agreements as fair value hedges of the risk of changes in the value of fixed-rate debt due to changes in interest rates for a portion of our fixed-rate borrowings. Accordingly, the swap agreements have been recorded at their fair market value of $23.9 million and are included in other long-term liabilities on the accompanying condensed balance sheet as of September 30, 2017, with a corresponding decrease in the carrying amount of the related debt. For the three months ended September 30, 2017 and 2016, $0.5 million and $0.7 million, respectively, and for the nine months ended September 30, 2017 and 2016, $2.4 million and $1.2 million, respectively, of income was recorded to interest expense on the accompanying condensed statement of operations related to these swap agreements. No gain or loss has been recorded in earnings as a result of ineffectiveness.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million, which will be recognized through 2017. As of September 30, 2017, less than $0.1 million of this gain was included in current installments of long-term debt.

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

The following table summarizes the location and fair value of the derivative instruments on our condensed balance sheets. The table disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis before giving effect to master netting arrangements:

	Asset Derivatives				Liability Derivatives
		Fair Value				Fair Value
	Balance Sheet Location	September 30, 2017	December 31, 2016	September 30, 2016	Balance Sheet Location	September 30, 2017	December 31, 2016	September 30, 2016
		($ in millions)				($ in millions)
Derivatives Designated as Hedging Instruments
Interest rate contracts	Other current assets	$5.0	$1.9	$—	Current installments of long-term debt	$—	$0.1	$—
Interest rate contracts	Other assets	—	—	—	Long-term debt	—	—	0.2
Interest rate contracts	Other assets	3.7	7.7	2.5	Other liabilities	23.9	28.5	2.3
Commodity contracts – gains	Other current assets	7.8	13.2	1.9	Accrued liabilities	—	—	(1.1)
Commodity contracts – losses	Other current assets	(0.4)	(1.7)	(1.0)	Accrued liabilities	2.6	—	5.0
		$16.1	$21.1	$3.4		$26.5	$28.6	$6.4
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts – gains	Other current assets	$0.5	$0.6	$0.1	Accrued liabilities	$(0.5)	$(0.5)	$—
Foreign exchange contracts – losses	Other current assets	(0.3)	(0.5)	(0.1)	Accrued liabilities	0.6	1.7	0.8
		$0.2	$0.1	$—		$0.1	$1.2	$0.8
Total derivatives(1)		$16.3	$21.2	$3.4		$26.6	$29.8	$7.2

(1)	Does not include the impact of cash collateral received from or provided to counterparties.

The following table summarizes the effects of derivative instruments on our condensed statements of operations:

		Amount of Gain (Loss)		Amount of Gain (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Gain (Loss)	2017	2016	2017	2016
Derivatives – Cash Flow Hedges		($ in millions)
Recognized in other comprehensive income (loss) (effective portion):
Commodity contracts	———	$2.9	$0.3	$(4.5)	$3.0
Interest rate contracts	———	0.3	3.9	0.9	(2.3)
		$3.2	$4.2	$(3.6)	$0.7
Reclassified from accumulated other comprehensive loss into income (effective portion):
Interest rate contracts	Interest expense	$1.2	$—	$1.7	$—
Commodity contracts	Cost of goods sold	—	—	1.9	(5.4)
		$1.2	$—	$3.6	$(5.4)
Derivatives – Fair Value Hedges
Interest rate contracts	Interest expense	$0.5	$0.7	$2.5	$2.6
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of goods sold	$—	$—	$—	$(0.4)
Foreign exchange contracts	Selling and administration	(0.2)	(2.3)	0.4	(9.6)
		$(0.2)	$(2.3)	$0.4	$(10.0)

The ineffective portion of changes in fair value resulted in zero charged or credited to earnings for the three and nine months ended September 30, 2017 and 2016.

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

Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceeds a specific threshold. If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability. As of September 30, 2017, December 31, 2016 and September 30, 2016, this threshold was not exceeded. In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.

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

Determining which hierarchical level an asset or liability falls within requires significant judgment. We evaluate our hierarchy disclosures each quarter. The following table summarizes the assets and liabilities measured at fair value in the condensed balance sheets:

	Fair Value Measurements
Balance at September 30, 2017	Level 1	Level 2	Level 3	Total
Assets	($ in millions)
Interest rate swaps	$—	$8.7	$—	$8.7
Commodity contracts	—	7.4	—	7.4
Foreign exchange contracts	—	0.2	—	0.2
Liabilities
Interest rate swaps	$—	$23.9	$—	$23.9
Commodity contracts	—	2.6	—	2.6
Foreign exchange contracts	—	0.1	—	0.1
Balance at December 31, 2016
Assets
Interest rate swaps	$—	$9.6	$—	$9.6
Commodity contracts	—	11.5	—	11.5
Foreign exchange contracts	—	0.1	—	0.1
Liabilities
Interest rate swaps	$—	$28.6	$—	$28.6
Foreign exchange contracts	—	1.2	—	1.2
Balance at September 30, 2016
Assets
Interest rate swaps	$—	$2.5	$—	$2.5
Commodity contracts	—	0.9	—	0.9
Foreign exchange contracts	—	—	—	—
Liabilities
Interest rate swaps	$—	$2.5	$—	$2.5
Commodity contracts	—	3.9	—	3.9
Foreign exchange contracts	—	0.8	—	0.8

For the nine months ended September 30, 2017, there were no transfers into or out of Level 1, Level 2 or Level 3.

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

	Fair Value Measurements				Amount recorded on balance sheets
	Level 1	Level 2	Level 3	Total
	($ in millions)
Balance at September 30, 2017	$—	$3,920.5	$153.0	$4,073.5	$3,745.2
Balance at December 31, 2016	—	3,703.7	153.0	3,856.7	3,617.6
Balance at September 30, 2016	—	3,732.7	153.0	3,885.7	3,677.8

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by ASC 820. There were no assets measured at fair value on a nonrecurring basis as of September 30, 2017, December 31, 2016 and September 30, 2016.

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

The following condensed consolidating financial information presents the condensed consolidating balance sheets as of September 30, 2017, December 31, 2016 and September 30, 2016, the related condensed consolidating statements of operations and comprehensive income (loss) for each of the three and nine months ended September 30, 2017 and 2016, and the related statements of cash flows for the nine months ended September 30, 2017 and 2016, of (a) the Parent Guarantor, (b) the Issuer, (c) the non-guarantor subsidiaries, (d) elimination entries necessary to consolidate the Parent Guarantor with the Issuer and the non-guarantor subsidiaries and (e) Olin on a consolidated basis. Investments in consolidated subsidiaries are presented under the equity method of accounting.

CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2017
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$36.9	$—	$219.0	$—	$255.9
Receivables, net	106.0	—	623.5	—	729.5
Intercompany receivables	—	—	1,948.4	(1,948.4)	—
Income taxes receivable	13.4	—	4.6	(2.1)	15.9
Inventories	172.2	—	517.3	—	689.5
Other current assets	180.5	—	5.0	(158.4)	27.1
Total current assets	509.0	—	3,317.8	(2,108.9)	1,717.9
Property, plant and equipment, net	513.0	—	3,066.2	—	3,579.2
Investment in subsidiaries	6,155.3	3,828.7	—	(9,984.0)	—
Deferred income taxes	140.9	—	127.0	(126.8)	141.1
Other assets	45.5	—	1,170.1	—	1,215.6
Long-term receivables—affiliates	—	2,174.0	—	(2,174.0)	—
Intangible assets, net	0.3	5.7	586.9	—	592.9
Goodwill	—	966.3	1,153.5	—	2,119.8
Total assets	$7,364.0	$6,974.7	$9,421.5	$(14,393.7)	$9,366.5
Liabilities and Shareholders' Equity
Current liabilities:
Current installments of long-term debt	$0.7	$68.8	$12.2	$—	$81.7
Accounts payable	69.6	—	548.3	(4.4)	613.5
Intercompany payables	1,948.4	—	—	(1,948.4)	—
Income taxes payable	—	—	11.7	(2.1)	9.6
Accrued liabilities	146.0	—	305.0	(156.5)	294.5
Total current liabilities	2,164.7	68.8	877.2	(2,111.4)	999.3
Long-term debt	944.1	2,470.1	249.3	—	3,663.5
Accrued pension liability	405.7	—	213.0	—	618.7
Deferred income taxes	—	250.5	931.8	(126.8)	1,055.5
Long-term payables—affiliates	1,267.2	—	906.8	(2,174.0)	—
Other liabilities	283.8	5.6	441.6	—	731.0
Total liabilities	5,065.5	2,795.0	3,619.7	(4,412.2)	7,068.0
Commitments and contingencies
Shareholders' equity:
Common stock	166.4	—	14.6	(14.6)	166.4
Additional paid-in capital	2,267.7	4,125.7	4,808.2	(8,933.9)	2,267.7
Accumulated other comprehensive loss	(470.0)	—	(5.7)	5.7	(470.0)
Retained earnings	334.4	54.0	984.7	(1,038.7)	334.4
Total shareholders' equity	2,298.5	4,179.7	5,801.8	(9,981.5)	2,298.5
Total liabilities and shareholders' equity	$7,364.0	$6,974.7	$9,421.5	$(14,393.7)	$9,366.5

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

CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2016
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$15.5	$—	$111.5	$—	$127.0
Receivables, net	64.4	—	679.7	—	744.1
Intercompany receivables	—	8.3	1,732.5	(1,740.8)	—
Income taxes receivable	38.5	—	11.1	(0.6)	49.0
Inventories	163.8	—	453.2	—	617.0
Other current assets	145.5	—	4.2	(133.6)	16.1
Total current assets	427.7	8.3	2,992.2	(1,875.0)	1,553.2
Property, plant and equipment, net	451.4	—	3,262.5	—	3,713.9
Investment in subsidiaries	6,000.5	3,690.5	—	(9,691.0)	—
Deferred income taxes	153.7	—	90.2	(131.7)	112.2
Other assets	40.4	—	599.9	—	640.3
Long-term receivables—affiliates	—	2,211.1	—	(2,211.1)	—
Intangible assets, net	0.4	5.7	647.7	—	653.8
Goodwill	—	966.3	1,153.1	—	2,119.4
Total assets	$7,074.1	$6,881.9	$8,745.6	$(13,908.8)	$8,792.8
Liabilities and Shareholders' Equity
Current liabilities:
Current installments of long-term debt	$0.6	$67.5	$12.2	$—	$80.3
Accounts payable	55.4	—	456.4	(2.1)	509.7
Intercompany payables	1,740.8	—	—	(1,740.8)	—
Income taxes payable	—	—	13.9	(0.6)	13.3
Accrued liabilities	158.1	—	266.8	(133.4)	291.5
Total current liabilities	1,954.9	67.5	749.3	(1,876.9)	894.8
Long-term debt	1,154.9	2,430.3	12.3	—	3,597.5
Accrued pension liability	141.3	—	456.4	—	597.7
Deferred income taxes	—	241.5	926.8	(131.7)	1,036.6
Long-term payables—affiliates	1,226.0	—	985.1	(2,211.1)	—
Other liabilities	266.3	—	69.2	—	335.5
Total liabilities	4,743.4	2,739.3	3,199.1	(4,219.7)	6,462.1
Commitments and contingencies
Shareholders' equity:
Common stock	165.3	—	15.1	(15.1)	165.3
Additional paid-in capital	2,242.8	4,125.7	4,750.5	(8,876.2)	2,242.8
Accumulated other comprehensive loss	(466.7)	—	(20.7)	20.7	(466.7)
Retained earnings	389.3	16.9	801.6	(818.5)	389.3
Total shareholders' equity	2,330.7	4,142.6	5,546.5	(9,689.1)	2,330.7
Total liabilities and shareholders' equity	$7,074.1	$6,881.9	$8,745.6	$(13,908.8)	$8,792.8

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2017
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Sales	$1,000.9	$—	$3,976.9	$(329.3)	$4,648.5
Operating expenses:
Cost of goods sold	883.3	—	3,589.4	(329.3)	4,143.4
Selling and administration	99.7	—	154.9	—	254.6
Restructuring charges	—	—	25.9	—	25.9
Acquisition-related costs	12.5	—	—	—	12.5
Other operating (expense) income	(7.1)	—	7.0	—	(0.1)
Operating (loss) income	(1.7)	—	213.7	—	212.0
Earnings of non-consolidated affiliates	1.5	—	—	—	1.5
Equity income (loss) in subsidiaries	72.9	94.0	—	(166.9)	—
Interest expense	33.3	123.8	5.5	(4.6)	158.0
Interest income	4.7	—	0.9	(4.6)	1.0
Income (loss) before taxes	44.1	(29.8)	209.1	(166.9)	56.5
Income tax (benefit) provision	(16.1)	(45.7)	58.1	—	(3.7)
Net income (loss)	$60.2	$15.9	$151.0	$(166.9)	$60.2

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2017
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Sales	$348.0	$—	$1,321.8	$(114.9)	$1,554.9
Operating expenses:
Cost of goods sold	313.8	—	1,146.7	(114.9)	1,345.6
Selling and administration	31.1	—	55.3	—	86.4
Restructuring charges	—	—	9.2	—	9.2
Acquisition-related costs	1.1	—	—	—	1.1
Other operating (expense) income	(2.6)	—	2.6	—	—
Operating (loss) income	(0.6)	—	113.2	—	112.6
Earnings of non-consolidated affiliates	0.5	—	—	—	0.5
Equity income (loss) in subsidiaries	54.5	54.7	—	(109.2)	—
Interest expense	11.9	41.0	1.5	(1.3)	53.1
Interest income	1.7	—	—	(1.3)	0.4
Income (loss) before taxes	44.2	13.7	111.7	(109.2)	60.4
Income tax (benefit) provision	(8.5)	(15.0)	31.2	—	7.7
Net income (loss)	$52.7	$28.7	$80.5	$(109.2)	$52.7

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2016
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Sales	$1,009.6	$—	$3,545.3	$(390.0)	$4,164.9
Operating expenses:
Cost of goods sold	861.3	—	3,225.4	(390.0)	3,696.7
Selling and administration	106.2	—	143.2	—	249.4
Restructuring charges	0.8	—	105.4	—	106.2
Acquisition-related costs	39.6	—	—	—	39.6
Other operating (expense) income	(1.7)	—	12.2	—	10.5
Operating income	—	—	83.5	—	83.5
Earnings of non-consolidated affiliates	1.1	—	—	—	1.1
Equity (loss) income in subsidiaries	(6.2)	94.8	—	(88.6)	—
Interest expense	30.6	114.0	3.2	(4.2)	143.6
Interest income	2.3	—	3.2	(4.2)	1.3
Income (loss) before taxes	(33.4)	(19.2)	83.5	(88.6)	(57.7)
Income tax (benefit) provision	(12.0)	(40.7)	16.4	—	(36.3)
Net (loss) income	$(21.4)	$21.5	$67.1	$(88.6)	$(21.4)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2016
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Sales	$359.1	$—	$1,249.3	$(155.7)	$1,452.7
Operating expenses:
Cost of goods sold	300.6	—	1,139.5	(155.7)	1,284.4
Selling and administration	33.4	—	48.6	—	82.0
Restructuring charges	0.2	—	5.0	—	5.2
Acquisition-related costs	14.3	—	(1.2)	—	13.1
Other operating (expense) income	(0.6)	—	0.4	—	(0.2)
Operating income	10.0	—	57.8	—	67.8
Earnings of non-consolidated affiliates	0.5	—	—	—	0.5
Equity income (loss) in subsidiaries	15.0	35.5	—	(50.5)	—
Interest expense	9.6	38.0	1.3	(1.4)	47.5
Interest income	0.8	—	1.1	(1.4)	0.5
Income (loss) before taxes	16.7	(2.5)	57.6	(50.5)	21.3
Income tax (benefit) provision	(0.8)	(12.5)	17.1	—	3.8
Net income (loss)	$17.5	$10.0	$40.5	$(50.5)	$17.5

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Nine Months Ended September 30, 2017
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Net income (loss)	$60.2	$15.9	$151.0	$(166.9)	$60.2
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net	—	—	31.7	—	31.7
Unrealized losses on derivative contracts, net	(4.4)	—	—	—	(4.4)
Amortization of prior service costs and actuarial losses, net	11.6	—	1.1	—	12.7
Total other comprehensive income, net of tax	7.2	—	32.8	—	40.0
Comprehensive income (loss)	$67.4	$15.9	$183.8	$(166.9)	$100.2

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended September 30, 2017
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Net income (loss)	$52.7	$28.7	$80.5	$(109.2)	$52.7
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net	—	—	9.8	—	9.8
Unrealized gains on derivative contracts, net	1.3	—	—	—	1.3
Amortization of prior service costs and actuarial losses, net	3.6	—	0.7	—	4.3
Total other comprehensive income, net of tax	4.9	—	10.5	—	15.4
Comprehensive income (loss)	$57.6	$28.7	$91.0	$(109.2)	$68.1

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Nine Months Ended September 30, 2016
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

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
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

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2017
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Net operating activities	$290.3	$—	$164.8	$—	$455.1
Investing Activities
Capital expenditures	(64.5)	—	(145.5)	—	(210.0)
Payments under long-term supply contracts	—	—	(209.4)	—	(209.4)
Proceeds from disposition of property, plant and equipment	—	—	0.1	—	0.1
Net investing activities	(64.5)	—	(354.8)	—	(419.3)
Financing Activities
Long-term debt:
Borrowings	620.0	1,375.0	40.0	—	2,035.0
Repayments	(590.5)	(1,316.9)	—	—	(1,907.4)
Stock options exercised	18.5	—	—	—	18.5
Dividends paid	(99.6)	—	—	—	(99.6)
Debt issuance costs	(8.3)	(2.9)	—	—	(11.2)
Intercompany financing activities	(154.2)	(55.2)	209.4	—	—
Net financing activities	(214.1)	—	249.4	—	35.3
Effect of exchange rate changes on cash and cash equivalents	—	—	0.3	—	0.3
Net increase in cash and cash equivalents	11.7	—	59.7	—	71.4
Cash and cash equivalents, beginning of period	25.2	—	159.3	—	184.5
Cash and cash equivalents, end of period	$36.9	$—	$219.0	$—	$255.9

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2016
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Net operating activities	$409.0	$—	$(1.9)	$—	$407.1
Investing Activities
Capital expenditures	(39.2)	—	(160.2)	—	(199.4)
Business acquired in purchase transaction, net of cash acquired	(69.5)	—	—	—	(69.5)
Payments under long-term supply contracts	—	—	(175.7)	—	(175.7)
Proceeds from sale/leaseback of equipment	—	—	40.4	—	40.4
Proceeds from disposition of property, plant and equipment	0.1	—	0.3	—	0.4
Proceeds from disposition of affiliated companies	6.6	—	—	—	6.6
Net investing activities	(102.0)	—	(295.2)	—	(397.2)
Financing Activities
Long-term debt repayments	(125.5)	(50.6)	—	—	(176.1)
Stock options exercised	0.4	—	—	—	0.4
Dividends paid	(99.1)	—	—	—	(99.1)
Debt and equity issuance costs	—	(0.8)	—	—	(0.8)
Intercompany financing activities	(186.7)	51.4	135.3	—	—
Net financing activities	(410.9)	—	135.3	—	(275.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.7	—	0.7
Net decrease in cash and cash equivalents	(103.9)	—	(161.1)	—	(265.0)
Cash and cash equivalents, beginning of period	119.4	—	272.6	—	392.0
Cash and cash equivalents, end of period	$15.5	$—	$111.5	$—	$127.0

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

Executive Summary

2017 Overview

Chlor Alkali Products and Vinyls generated segment income of $129.7 million and $270.0 million for the three and nine months ended September 30, 2017, respectively. Chlor Alkali Products and Vinyls segment income was higher than the comparable prior year periods due to higher product prices of $112.3 million and $296.6 million, respectively, primarily due to caustic soda. Partially offsetting these increases were incremental costs to continue operations, unabsorbed fixed manufacturing costs and reduced profit from lost sales associated with Hurricane Harvey. As a result of the flooding from Hurricane Harvey, we were forced to reduce production at our Freeport, TX facility from late August through mid-October due to logistics constraints, customer outages and raw material availability. The nine months ended September 30, 2017 was also impacted by higher costs from turnarounds and outages, electricity costs, primarily driven by natural gas prices, and ethylene costs compared to the prior year period. Chlor Alkali Products and Vinyls segment income included depreciation and amortization expense of $106.8 million and $106.3 million for the three months ended September 30, 2017 and 2016, respectively, and $318.0 million and $311.6 million for the nine months ended September 30, 2017 and 2016, respectively.

For the final nine months of 2016, caustic soda price indices increased creating positive product price momentum entering 2017. During the first three quarters of 2017, North America caustic soda price contract indices increased an additional $95 per ton. During August 2017, an additional caustic soda price increase of $100 per ton was announced. The price increase is in the process of being implemented and while the extent to which this price increase is achieved is uncertain, the majority of the benefit, if realized, would impact fourth quarter of 2017 and first quarter of 2018 results.

Epoxy reported a segment loss of $1.7 million and $11.0 million for the three and nine months ended September 30, 2017, respectively. Epoxy segment results are lower than the comparable prior year periods primarily due to increased raw material costs, primarily associated with benzene and propylene, partially offset by increased product prices. Epoxy segment results were also negatively impacted by incremental costs to continue operations, unabsorbed fixed manufacturing costs and reduced profit from lost sales associated with Hurricane Harvey. Epoxy segment income included depreciation and amortization expense of $24.4 million and $22.6 million for the three months ended September 30, 2017 and 2016, respectively, and $69.6 million and $67.3 million for the nine months ended September 30, 2017 and 2016, respectively.

Winchester reported segment income of $17.2 million and $61.3 million for the three and nine months ended September 30, 2017, respectively. Winchester segment income declined from the comparable prior year periods primarily due to a lower level of commercial demand for shotshell, pistol and rifle ammunition, a less favorable product mix and increased commodity and other material costs, partially offset by increased shipments to military customers and law enforcement agencies. Winchester segment income included depreciation and amortization expense of $4.8 million and $4.7 million for the three months ended September 30, 2017 and 2016, respectively, and $14.2 million and $13.8 million for the nine months ended September 30, 2017 and 2016, respectively.

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

In September 2017, we borrowed $120.0 million under the Senior Revolving Credit Facility and $40.0 million under the Receivables Financing Agreement and used the proceeds to fund a portion of the $209.4 million payment to TDCC associated with a long-term ethylene supply contract to reserve additional ethylene at producer economics.

For the nine months ended September 30, 2017, we made long-term debt repayments of $1,907.4 million including $1,282.5 million related to the existing term loan facility, $590.0 million related to the Sumitomo Credit Facility and $34.4 million under the required quarterly installments of the $1,375.0 million term loan facility.

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	($ in millions, except per share data)
Sales	$1,554.9	$1,452.7	$4,648.5	$4,164.9
Cost of goods sold	1,345.6	1,284.4	4,143.4	3,696.7
Gross margin	209.3	168.3	505.1	468.2
Selling and administration	86.4	82.0	254.6	249.4
Restructuring charges	9.2	5.2	25.9	106.2
Acquisition-related costs	1.1	13.1	12.5	39.6
Other operating (expense) income	—	(0.2)	(0.1)	10.5
Operating income	112.6	67.8	212.0	83.5
Earnings of non-consolidated affiliates	0.5	0.5	1.5	1.1
Interest expense	53.1	47.5	158.0	143.6
Interest income	0.4	0.5	1.0	1.3
Income (loss) before taxes	60.4	21.3	56.5	(57.7)
Income tax provision (benefit)	7.7	3.8	(3.7)	(36.3)
Net income (loss)	$52.7	$17.5	$60.2	$(21.4)
Net income (loss) per common share:
Basic	$0.32	$0.11	$0.36	$(0.13)
Diluted	$0.31	$0.11	$0.36	$(0.13)

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Sales for the three months ended September 30, 2017 were $1,554.9 million compared to $1,452.7 million in the same period last year, an increase of $102.2 million, or 7%. Chlor Alkali Products and Vinyls sales increased by $101.8 million primarily due to higher caustic soda product prices. Epoxy sales increased by $19.8 million primarily due to higher product prices. Both Chlor Alkali Products and Vinyls and Epoxy sales volumes were negatively impacted by Hurricane Harvey. Winchester sales decreased by $19.4 million primarily due to decreased shipments to commercial customers, partially offset by increased shipments to military customers and law enforcement agencies.

Gross margin increased $41.0 million compared to the three months ended September 30, 2016. Chlor Alkali Products and Vinyls gross margin increased by $76.2 million primarily due to higher caustic soda prices. Epoxy gross margin decreased $12.3 million primarily due to increased raw material costs, primarily associated with benzene and propylene, partially offset by higher product prices. Both Chlor Alkali Products and Vinyls and Epoxy gross margins were also negatively impacted by incremental costs to continue operations, unabsorbed fixed manufacturing costs and reduced profit from lost sales associated with Hurricane Harvey. Winchester gross margin decreased $19.9 million primarily due to a lower level of commercial demand for shotshell, pistol and rifle ammunition and a less favorable product mix and increased commodity and other material costs, partially offset by increased shipments to military customers and law enforcement agencies. Gross margin as a percentage of sales increased to 13% in 2017 from 12% in 2016.

Selling and administration expenses for the three months ended September 30, 2017 were $86.4 million, an increase of $4.4 million from the same period last year. The increase was primarily due to higher consulting and contract services of $4.1 million and higher stock-based compensation expense of $2.7 million, which includes mark-to-market adjustments, partially offset by lower legal and legal-related settlement expenses of $4.6 million. Selling and administration expenses for the three months ended September 30, 2017 also included costs associated with the implementation of new enterprise resource planning, manufacturing, and engineering systems, and related infrastructure costs of $2.9 million. Selling and administration expenses as a percentage of sales were 6% in 2017 and 2016.

Restructuring charges for the three months ended September 30, 2017 and 2016 of $9.2 million and $5.2 million, respectively, were primarily associated with the closure of 433,000 tons of chlor alkali capacity across three separate locations and permanently closing a portion of the Becancour, Canada chlor alkali facility. Restructuring charges for the three months ended September 30, 2016 were also associated with the relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS, which was completed in 2016.

Acquisition-related costs of $1.1 million and $13.1 million for the three months ended September 30, 2017 and 2016, respectively, were related to the integration of the Acquired Business, and consisted of advisory, legal, accounting and other professional fees.

Interest expense increased by $5.6 million for the three months ended September 30, 2017, primarily due to higher interest rates and a higher level of debt outstanding.

The effective tax rate for the three months ended September 30, 2017 included a benefit of $4.3 million related to the remeasurement of deferred taxes due to a decrease in our state effective tax rates, a benefit of $1.9 million associated with prior year tax positions and a benefit of $0.5 million associated with stock-based compensation. After giving consideration to these items, the effective tax rate for the three months ended September 30, 2017 of 23.8% was lower than the 35.0% U.S. federal statutory rate, primarily due to favorable permanent salt depletion deductions. The effective tax rate for the three months ended September 30, 2016 of 17.8% was lower than the 35% U.S. federal statutory rate, primarily due to favorable permanent salt depletion deductions.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Sales for the nine months ended September 30, 2017 were $4,648.5 million compared to $4,164.9 million in the same period last year, an increase of $483.6 million, or 12%. Chlor Alkali Products and Vinyls sales increased by $366.5 million primarily due to higher caustic soda and EDC product prices and increased volumes. Epoxy sales increased by $169.2 million primarily due to higher product prices and increased volumes. Both Chlor Alkali Products and Vinyls and Epoxy sales volumes were negatively impacted by Hurricane Harvey. Winchester sales decreased by $52.1 million primarily due to decreased shipments to commercial customers, partially offset by increased shipments to military customers and law enforcement agencies.

Gross margin increased $36.9 million compared to the nine months ended September 30, 2016. Chlor Alkali Products and Vinyls gross margin increased by $112.0 million, primarily due to higher caustic soda and EDC product prices and increased volumes. Partially offsetting these increases were higher electricity costs, primarily driven by higher natural gas prices, and ethylene costs compared to the prior year period. Chlor Alkali Products and Vinyls gross margin was also impacted by higher maintenance costs, unabsorbed fixed manufacturing costs and reduced profit from lost sales associated with turnarounds and outages. Epoxy gross margin decreased $36.2 million primarily due to increased raw material costs, primarily associated with benzene and propylene, partially offset by higher product prices. Both Chlor Alkali Products and Vinyls and Epoxy gross margins were also negatively impacted by incremental costs to continue operations, unabsorbed fixed manufacturing costs and reduced profit from lost sales associated with Hurricane Harvey. Winchester gross margin decreased $38.0 million primarily due to lower volumes and a less favorable product mix, primarily due to a lower level of commercial demand for shotshell, pistol and rifle ammunition and increased commodity and other material costs, partially offset by increased shipments to military customers and law enforcement agencies. Gross margin as a percentage of sales was 11% in 2017 and 2016.

Selling and administration expenses for the nine months ended September 30, 2017 were $254.6 million, an increase of $5.2 million from the same period last year. The increase was primarily due to higher stock-based compensation expense of $7.3 million, which includes mark-to-market adjustments, and higher consulting and contract services of $5.1 million, partially offset by lower legal and legal-related settlement expenses of $10.6 million. Selling and administration expenses for the nine months ended September 30, 2017 also included costs associated with the implementation of new enterprise resource planning, manufacturing, and engineering systems, and related infrastructure costs of $2.9 million. Selling and administration expenses as a percentage of sales were 5% in 2017 and 6% in 2016.

Restructuring charges for the nine months ended September 30, 2017 and 2016 of $25.9 million and $106.2 million, respectively, were primarily associated with the closure of 433,000 tons of chlor alkali capacity across three separate locations and permanently closing a portion of the Becancour, Canada chlor alkali facility. For the nine months ended September 30, 2016, $76.6 million of these charges were non-cash asset impairment charges for equipment and facilities. Restructuring charges for the nine months ended September 30, 2016 were also associated with the relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS, which was completed in 2016.

Acquisition-related costs of $12.5 million and $39.6 million for the nine months ended September 30, 2017 and 2016, respectively, were related to the integration of the Acquired Business, and consisted of advisory, legal, accounting and other professional fees.

Other operating (expense) income for the nine months ended September 30, 2016 included an $11.0 million insurance recovery for property damage and business interruption related to a 2008 chlor alkali facility incident.

Interest expense increased by $14.4 million for the nine months ended September 30, 2017, primarily due to higher interest rates and the write-off of unamortized deferred debt issuance costs of $2.7 million associated with the redemption of the Sumitomo Credit Facility and the Senior Credit Facility.

The effective tax rate for the nine months ended September 30, 2017 included a benefit of $9.5 million related to an agreement reached with the Internal Revenue Service (IRS) for the years 2008 and 2010 to 2012 tax examinations, a benefit of $4.3 million related to the remeasurement of deferred taxes due to a decrease in our state effective tax rates, a benefit of $2.9 million associated with stock-based compensation and a benefit of $1.0 million associated with prior year tax positions. After giving consideration to these items, the effective tax rate for the nine months ended September 30, 2017 of 24.8% was lower than the 35.0% U.S. federal statutory rate primarily due to favorable salt depletion deduction. The effective tax rate for the nine months ended September 30, 2016 included a benefit of $5.2 million associated with return to provision adjustments for the finalization of our prior years’ U.S. federal and state income tax returns. The return to provision adjustment for the nine months ended September 30, 2016 included $14.9 million of benefit primarily associated with a change in estimate related to the calculation of salt depletion and $9.7 million of expense associated with the correction of an immaterial error related to non-deductible acquisition costs. The effective tax rate for the nine months ended September 30, 2016 also included an expense of $4.1 million related to changes in uncertain tax positions for prior tax years. After giving consideration to these items, the effective tax rate for the nine months ended September 30, 2016 of 61.0% was higher than the 35% U.S. federal statutory rate, primarily due to favorable permanent salt depletion deductions in combination with a pretax loss.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales:	($ in millions)
Chlor Alkali Products and Vinyls	$881.2	$779.4	$2,583.2	$2,216.7
Epoxy	489.9	470.1	1,549.5	1,380.3
Winchester	183.8	203.2	515.8	567.9
Total sales	$1,554.9	$1,452.7	$4,648.5	$4,164.9
Income (loss) before taxes:
Chlor Alkali Products and Vinyls(1)	$129.7	$53.7	$270.0	$152.5
Epoxy	(1.7)	10.3	(11.0)	18.5
Winchester	17.2	36.0	61.3	95.9
Corporate/other:
Pension income(2)	11.1	15.4	32.1	40.2
Environmental expense	(1.8)	(0.4)	(6.2)	(5.5)
Other corporate and unallocated costs(3)	(31.1)	(28.2)	(94.2)	(81.7)
Restructuring charges(4)	(9.2)	(5.2)	(25.9)	(106.2)
Acquisition-related costs(5)	(1.1)	(13.1)	(12.5)	(39.6)
Other operating (expense) income(6)	—	(0.2)	(0.1)	10.5
Interest expense	(53.1)	(47.5)	(158.0)	(143.6)
Interest income	0.4	0.5	1.0	1.3
Income (loss) before taxes	$60.4	$21.3	$56.5	$(57.7)

(1)
Earnings of non-consolidated affiliates are included in the Chlor Alkali Products and Vinyls segment results consistent with management’s monitoring of the operating segments. The earnings of non-consolidated affiliates were $0.5 million for both the three months ended September 30, 2017 and 2016, and $1.5 million and $1.1 million for the nine months ended September 30, 2017 and 2016, respectively.

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

(3)
Other corporate and unallocated costs for both the three and nine months ended September 30, 2017 included costs associated with the implementation of new enterprise resource planning, manufacturing, and engineering systems, and related infrastructure costs of $2.9 million.

(4)
Restructuring charges for the three months ended September 30, 2017 and 2016 of $9.2 million and $5.2 million, respectively, and for the nine months ended September 30, 2017 and 2016 of $25.9 million and $106.2 million, respectively, were primarily associated with the closure of 433,000 tons of chlor alkali capacity across three separate locations and permanently closing a portion of the Becancour, Canada chlor alkali facility. For the nine months ended September 30, 2016, $76.6 million of these charges were non-cash asset impairment charges for equipment and facilities. Restructuring charges for the three and nine months ended September 30, 2016 were also associated with the relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS which was completed in 2016.

(5)
Acquisition-related costs for the three and nine months ended September 30, 2017 and 2016 were related to the integration of the Acquired Business, and consisted of advisory, legal, accounting and other professional fees.

(6)
Other operating (expense) income for the nine months ended September 30, 2016 included an $11.0 million insurance recovery for property damage and business interruption related to a 2008 chlor alkali facility incident.

Chlor Alkali Products and Vinyls

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Chlor Alkali Products and Vinyls sales for the three months ended September 30, 2017 were $881.2 million compared to $779.4 million for the same period in 2016, an increase of $101.8 million, or 13%. The sales increase was primarily due to higher product prices ($112.3 million), partially offset by lower volumes ($10.5 million). The higher product prices were primarily related to caustic soda partially offset by lower EDC product prices. Chlor Alkali Products and Vinyls sales volumes were negatively impacted by Hurricane Harvey.

Chlor Alkali Products and Vinyls segment income was $129.7 million for the three months ended September 30, 2017 compared to $53.7 million for the same period in 2016, an increase of $76.0 million, or 142%. Chlor Alkali Products and Vinyls segment income was higher due to higher product prices ($112.3 million), primarily related to caustic soda, and a favorable product mix ($11.3 million). These increases were partially offset by incremental costs to continue operations, unabsorbed fixed manufacturing costs and reduced profit from lost sales associated with Hurricane Harvey ($24.0 million), higher operating costs ($19.9 million), primarily due to increased planned maintenance turnarounds, and higher electricity costs, primarily driven by natural gas prices ($3.7 million). Chlor Alkali Products and Vinyls segment income included depreciation and amortization expense of $106.8 million and $106.3 million for the three months ended September 30, 2017 and 2016, respectively.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Chlor Alkali Products and Vinyls sales for the nine months ended September 30, 2017 were $2,583.2 million compared to $2,216.7 million for the same period in 2016, an increase of $366.5 million, or 17%. The sales increase was primarily due to increased product prices ($296.6 million) and increased volumes ($69.9 million). The higher product prices and increased volumes were primarily related to caustic soda and EDC. Chlor Alkali Products and Vinyls sales volumes were negatively impacted by Hurricane Harvey.

Chlor Alkali Products and Vinyls segment income was $270.0 million for the nine months ended September 30, 2017 compared to $152.5 million for the same period in 2016, an increase of $117.5 million, or 77%. Chlor Alkali Products and Vinyls segment income was higher due to higher product prices ($296.6 million), increased volumes and a favorable product mix ($16.2 million). The higher product prices and increased volumes were primarily related to caustic soda and EDC. These increases were partially offset by higher maintenance costs, unabsorbed fixed manufacturing costs and reduced profit from lost sales associated with turnarounds and outages ($102.5 million) and incremental costs to continue operations, unabsorbed fixed manufacturing costs and reduced profit from lost sales associated with Hurricane Harvey ($24.0 million). Electricity costs, primarily driven by higher natural gas prices, and ethylene costs ($59.8 million) and operating costs ($9.0 million) were also higher compared to the prior year. Chlor Alkali Products and Vinyls segment income included depreciation and amortization expense of $318.0 million and $311.6 million for the nine months ended September 30, 2017 and 2016, respectively.

Epoxy

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Epoxy sales for the three months ended September 30, 2017 were $489.9 million compared to $470.1 million for the same period in 2016, an increase of $19.8 million, or 4%. The sales increase was primarily due to higher product prices ($45.7 million), partially offset by lower product volumes ($25.9 million). Epoxy sales volumes were negatively impacted by Hurricane Harvey.

Epoxy segment loss was $1.7 million for the three months ended September 30, 2017, compared to segment income of $10.3 million for the same period in 2016, a decrease in segment results of $12.0 million. Epoxy segment results were negatively impacted by incremental costs to continue operations, unabsorbed fixed manufacturing costs and reduced profit from lost sales associated with Hurricane Harvey ($18.7 million). Epoxy segment results were also impacted by increased raw material costs ($30.8 million), primarily associated with benzene and propylene, and higher operating costs ($8.2 million). These decreases were partially offset by higher product prices ($45.7 million). Epoxy segment income included depreciation and amortization expense of $24.4 million and $22.6 million for the three months ended September 30, 2017 and 2016, respectively.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Epoxy sales for the nine months ended September 30, 2017 were $1,549.5 million compared to $1,380.3 million for the same period in 2016, an increase of $169.2 million, or 12%. The sales increase was primarily due to higher product prices ($127.8 million) and increased volumes and a favorable product mix ($41.4 million). Epoxy sales volumes were negatively impacted by Hurricane Harvey.

Epoxy segment loss was $11.0 million for the nine months ended September 30, 2017 compared to segment income of $18.5 million for the same period in 2016, a decrease in segment results of $29.5 million. Epoxy segment results were negatively impacted by incremental costs to continue operations, unabsorbed fixed manufacturing costs and reduced profit from lost sales associated with Hurricane Harvey ($18.7 million). Epoxy segment results were also impacted by increased raw material costs ($165.0 million), primarily associated with benzene and propylene, and higher operating costs ($8.8 million). These decreases were partially offset by higher product prices ($127.8 million), increased volumes and a favorable product mix ($35.2 million). Epoxy segment income included depreciation and amortization expense of $69.6 million and $67.3 million for the nine months ended September 30, 2017 and 2016, respectively.

Winchester

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Winchester sales were $183.8 million for the three months ended September 30, 2017 compared to $203.2 million for the same period in 2016, a decrease of $19.4 million, or 10%. The sales decrease was primarily due to lower ammunition sales to commercial customers ($30.2 million), partially offset by increased shipments to military customers and law enforcement agencies ($10.8 million). The decrease in commercial sales primarily reflects lower demand in shotshell, pistol and rifle ammunition.

Winchester reported segment income was $17.2 million for the three months ended September 30, 2017 compared to $36.0 million for the same period in 2016, a decrease of $18.8 million, or 52%. The decrease was due to lower volumes and a less favorable product mix ($12.7 million), increased commodity and other material costs ($3.6 million) and lower product prices ($2.5 million). Winchester segment income included depreciation and amortization expense of $4.8 million and $4.7 million for the three months ended September 30, 2017 and 2016, respectively.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Winchester sales were $515.8 million for the nine months ended September 30, 2017 compared to $567.9 million for the same period in 2016, a decrease of $52.1 million, or 9%. The sales decrease was primarily due to lower ammunition sales to commercial customers ($79.9 million), partially offset by increased shipments to military customers and law enforcement agencies ($27.8 million). The decrease in commercial sales primarily reflects lower demand in shotshell, pistol and rifle ammunition.

Winchester reported segment income was $61.3 million for the nine months ended September 30, 2017 compared to $95.9 million for the same period in 2016, a decrease of $34.6 million, or 36%. The decrease was due to lower volumes and a less favorable product mix ($24.0 million), increased commodity and other material costs ($5.6 million) and lower product prices ($5.0 million). Winchester segment income included depreciation and amortization expense of $14.2 million and $13.8 million for the nine months ended September 30, 2017 and 2016, respectively.

Corporate/Other

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

For the three months ended September 30, 2017, pension income included in corporate/other was $11.1 million compared to $15.4 million for the three months ended September 30, 2016. On a total company basis, defined benefit pension income for the three months ended September 30, 2017, was $6.3 million compared to $9.3 million for the three months ended September 30, 2016.

For the three months ended September 30, 2017, charges to income for environmental investigatory and remedial activities were $1.8 million compared to $0.4 million for the three months ended September 30, 2016. These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the three months ended September 30, 2017, other corporate and unallocated costs were $31.1 million compared to $28.2 million for the three months ended September 30, 2016, an increase of $2.9 million. The increase was primarily due to higher stock-based compensation expense of $3.6 million, which includes mark-to-market adjustments and costs associated with the implementation of new enterprise resource planning, manufacturing, and engineering systems, and related infrastructure costs of $2.9 million, partially offset by decreased legal and legal-related settlement expenses of $2.7 million.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

For the nine months ended September 30, 2017, pension income included in corporate/other was $32.1 million compared to $40.2 million for the nine months ended September 30, 2016. On a total company basis, defined benefit pension income for the nine months ended September 30, 2017, was $19.7 million compared to $27.7 million for the nine months ended September 30, 2016.

For the nine months ended September 30, 2017, charges to income for environmental investigatory and remedial activities were $6.2 million compared to $5.5 million for the nine months ended September 30, 2016. These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the nine months ended September 30, 2017, other corporate and unallocated costs were $94.2 million compared to $81.7 million for the nine months ended September 30, 2016, an increase of $12.5 million. The increase was primarily due to higher stock-based compensation expense of $7.3 million, which includes mark-to-market adjustments, increased consulting charges of $4.2 million, an unfavorable foreign currency impact of $3.1 million and costs associated with the implementation of new enterprise resource planning, manufacturing, and engineering systems, and related infrastructure costs of $2.9 million. Partially offsetting these increases were decreased legal and legal-related settlement expenses of $5.2 million.

Outlook

Net income in 2017 is projected to be in the $0.65 to $0.80 per diluted share range, which includes pretax restructuring charges and pretax acquisition-related integration costs totaling approximately $50 million. Net loss in 2016 was $0.02 per diluted share, which included pretax acquisition-related integration costs of $48.8 million and pretax restructuring charges of $112.9 million.

Fourth quarter 2017 earnings are expected to improve sequentially from the third quarter of 2017. Fourth quarter earnings are expected to benefit from higher caustic soda pricing and reduced impact from Hurricane Harvey partially offset by higher maintenance turnaround activity. The Chlor Alkali Products and Vinyls business in fourth quarter 2017 is forecast to benefit from stronger year over year volumes across all products, sequentially improved caustic soda and chlorine prices and lower ethylene costs. EDC pricing is forecast to decline sequentially from the third quarter to the fourth quarter. Epoxy fourth quarter 2017 segment results will reflect a 35-day planned maintenance turnaround at our production facility in Stade, Germany. Winchester fourth quarter 2017 segment earnings are expected to be below fourth quarter 2016 levels due to the continuation of lower commercial ammunition sales combined with higher commodity and other material costs.

Chlor Alkali Products and Vinyls 2017 segment income is expected to be higher compared to 2016 segment income of $224.9 million reflecting higher chlorine, caustic soda and EDC prices and additional cost synergy realization. These increases are expected to be partially offset by the impact of higher maintenance turnaround costs, higher electricity costs, driven by increased natural gas costs, and incremental costs to continue operations, unabsorbed fixed manufacturing costs and reduced profit from lost sales associated with Hurricane Harvey.

Epoxy 2017 segment income is expected to be lower than 2016 segment income of $15.4 million as improved volumes and pricing year over year are expected to be more than offset by the higher raw material costs, associated with benzene and propylene, increased turnaround and outage costs, and incremental costs to continue operations, unabsorbed fixed manufacturing costs and reduced profit from lost sales associated with Hurricane Harvey.

Winchester 2017 segment income is expected to be in the $75 million to $80 million range, compared to $120.9 million of segment income achieved during 2016. The forecast for Winchester is primarily driven by lower commercial ammunition demand, due primarily to both an overall reduction in purchases and inventory reductions by our customers and higher commodity and material costs. We expect the decrease in commercial sales to be partially offset by an increase year over year in military sales. The Oxford, MS relocation project was completed during 2016. This relocation reduced Winchester's annual operating costs by approximately $40 million in 2016 and, in 2017, we expect the cost savings from the completed project to reach approximately $45 million.

Other Corporate and Unallocated costs in 2017 are expected to be higher than 2016 Other Corporate and Unallocated costs of $100.2 million driven by stock-based compensation, consulting costs, the full year effect of the increased corporate infrastructure costs to support the integration of the Acquired Business and costs associated with the implementation of new enterprise resource planning, manufacturing, and engineering systems, and related infrastructure costs.

During 2017, we are anticipating environmental expenses in the $8 million to $10 million range compared to $9.2 million in 2016. We do not expect to recover any environmental costs incurred and expensed in prior periods in 2017. In connection with the Acquisition, TDCC has retained liabilities relating to litigation, releases of hazardous materials and violations of environmental law to the extent arising prior to the Closing Date.

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

In 2017, we currently expect our capital spending to be in the $300 million to $325 million range, which includes approximately $35 million of synergy-related capital, which we believe is necessary to realize the anticipated synergies. We expect 2017 depreciation and amortization expense to be in the $545 million to $555 million range.

The effective tax rate for 2017 includes a benefit of $9.5 million related to an agreement reached with the IRS regarding tax examination years 2008 and 2010 to 2012. After giving consideration to this item, we currently believe the 2017 effective tax rate will be in the 20% to 25% range.

Environmental Matters

Environmental provisions charged to income, which are included in costs of goods sold, were $1.8 million and $0.4 million for the three months ended September 30, 2017 and 2016, respectively, and $6.2 million and $5.5 million for the nine months ended September 30, 2017 and 2016, respectively.

Our liabilities for future environmental expenditures were as follows:

	September 30,
	2017	2016
	($ in millions)
Balance at beginning of year	$137.3	$138.1
Charges to income	6.2	5.5
Remedial and investigatory spending	(8.7)	(6.6)
Currency translation adjustments	0.5	0.5
Balance at end of period	$135.3	$137.5

Environmental investigatory and remediation activities spending was associated with former waste disposal sites and past manufacturing operations. Spending in 2017 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be approximately $17.0 million. Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we may incur to protect our interest against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $6.1 million at September 30, 2017. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and Operation, Maintenance and Monitoring (OM&M) expenses that, in our experience, we may incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M. Charges to income for investigatory and remedial efforts could be material to operating results in 2017.

In connection with the Acquisition, TDCC retained liabilities relating to releases of hazardous materials and violations of environmental law to the extent arising prior to the Closing Date.

Our condensed balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $135.3 million at September 30, 2017, $137.3 million at December 31, 2016 and $137.5 million at September 30, 2016, of which $118.3 million, $120.3 million and $118.5 million, respectively, were classified as other noncurrent liabilities. These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities.

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

Legal Matters and Contingencies

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities. As of September 30, 2017, December 31, 2016 and September 30, 2016, our condensed balance sheets included liabilities for these legal actions of $15.9 million, $13.6 million and $22.9 million, respectively. These liabilities do not include costs associated with legal representation. Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations. In connection with the Acquisition, TDCC retained liabilities related to litigation to the extent arising prior to the Closing Date. In addition to the aforementioned legal actions, we are party to a dispute relating to a contract termination. The other party to the contract has filed an Amended Demand for Arbitration alleging, among other things, that Olin breached the contract and claims damages in excess of the amount Olin believes it is obligated for under the contract. The arbitration hearing is scheduled for the fourth quarter 2017. Any additional losses related to this contract dispute are not currently estimable because of unresolved questions of fact and law but, if resolved unfavorably to Olin, they could have a material effect on our financial results.

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

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data

	Nine Months Ended September 30,
	2017	2016
Provided By (Used For)	($ in millions)
Net operating activities	$455.1	$407.1
Capital expenditures	(210.0)	(199.4)
Business acquired in purchase transaction, net of cash acquired	—	(69.5)
Payments under long-term supply contracts	(209.4)	(175.7)
Proceeds from sale/leaseback of equipment	—	40.4
Net investing activities	(419.3)	(397.2)
Long-term debt borrowings (repayments), net	127.6	(176.1)
Stock options exercised	18.5	0.4
Debt issuance costs	(11.2)	(0.8)
Net financing activities	35.3	(275.6)

Operating Activities

For the nine months ended September 30, 2017, cash provided by operating activities increased by $48.0 million from the nine months ended September 30, 2016, primarily due to an increase in our operating results. For the nine months ended September 30, 2017, working capital decreased $11.4 million compared to a decrease of $25.1 million for the nine months ended September 30, 2016. Receivables increased from December 31, 2016, by $48.5 million primarily as a result of higher sales in the third quarter of 2017 compared to the fourth quarter of 2016, partially offset by additional receivables sold under the accounts receivable factoring arrangement. Inventories increased from December 31, 2016, by $46.7 million and accounts payable and accrued liabilities increased from December 31, 2016, by $92.9 million. The increase in inventories and accounts payable and accrued liabilities was primarily due to an increase in raw material costs, primarily associated with benzene and propylene.

Investing Activities

Capital spending of $210.0 million for the nine months ended September 30, 2017 was $10.6 million higher than the corresponding period in 2016. Capital spending for the nine months ended September 30, 2017 included approximately $25 million of synergy-related capital. For the total year 2017, we expect our capital spending to be in the $300 million to $325 million range, which includes approximately $35 million of capital which we believe is necessary to realize the anticipated synergies. For the total year 2017, depreciation and amortization expense is forecast to be in the $545 million to $555 million range.

During 2017, we began a multi-year implementation of new enterprise resource planning, manufacturing, and engineering systems. The project includes the required information technology infrastructure. The project is planned to standardize business processes across the chemicals businesses with the objective of maximizing cost effectiveness, efficiency and control across our global operations. The project is anticipated to be completed during 2020. Total capital spending is forecast to be $250 million and associated expenses are forecast to be $100 million. Our results for the total year 2017 are expected to include approximately $40 million of capital spending and approximately $7 million of expenses associated with this project.

For the nine months ended September 30, 2017, a payment of $209.4 million was made associated with long-term supply contracts to reserve additional ethylene at producer economics.

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

During the nine months ended September 30, 2016, we received $6.6 million from the October 2013 sale of a bleach joint venture.

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

In September 2017, we borrowed $120.0 million under the Senior Revolving Credit Facility and $40.0 million under the Receivables Financing Agreement and used the proceeds to fund a portion of the $209.4 million payment to TDCC associated with a long-term ethylene supply contract to reserve additional ethylene at producer economics.

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

For the nine months ended September 30, 2017, we made long-term debt repayments of $1,907.4 million including $1,282.5 million related to the existing term loan facility, $590.0 million related to the Sumitomo Credit Facility and $34.4 million under the required quarterly installments of the $1,375.0 million term loan facility.

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

We issued 1.0 million and less than 0.1 million shares representing stock options exercised for the nine months ended September 30, 2017 and 2016, respectively, with a total value of $18.5 million and $0.4 million, respectively.

The percent of total debt to total capitalization increased to 62.0% as of September 30, 2017 from 61.4% as of December 31, 2016 as a result of an increased level of debt outstanding.

In the first three quarters of 2017 and 2016, we paid a quarterly dividend of $0.20 per share. Dividends paid for the nine months ended September 30, 2017 and 2016, were $99.6 million and $99.1 million, respectively. On October 25, 2017, our board of directors declared a dividend of $0.20 per share on our common stock, payable on December 11, 2017 to shareholders of record on November 10, 2017.

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

In connection with the Acquisition, Olin and TDCC entered into arrangements for the long-term supply of ethylene by TDCC to Olin, pursuant to which, among other things, Olin made upfront payments of $433.5 million on the Closing Date in order to receive ethylene at producer economics and for certain reservation fees and for the option to obtain additional future ethylene supply at producer economics. During 2016, we exercised one of the options to reserve additional ethylene at producer economics. In September 2017, TDCC’s new Texas 9 ethylene cracker in Freeport, TX became operational. As a result, during the three months ended September 30, 2017, a payment of $209.4 million was made in connection with this option. On February 27, 2017, we exercised the remaining option to reserve additional ethylene at producer economics from TDCC. In connection with the exercise of this option, we also secured a long-term customer arrangement. As a result, an additional payment will be made to TDCC of between $440 million and $465 million on or about the fourth quarter of 2020.

The overall increase in cash for the nine months ended September 30, 2017 primarily reflects our operating results and long-term debt borrowings, net, partially offset by capital spending and payments associated with long-term supply contracts. We believe, based on current and projected levels of cash flow from our operations, together with our cash and cash equivalents on hand and the availability to borrow under our Senior Revolving Credit Facility, we have sufficient liquidity to meet our short-term and long-term needs to make required payments of interest on our debt, make amortization payments under the Term Loan Facility, make required payments under long-term supply agreements, fund our operating needs, fund working capital and capital expenditure requirements and comply with the financial ratios in our debt agreements.

On March 9, 2017, we entered into the Amended Senior Credit Facility. Pursuant to the agreement, the aggregate principal amount under the Term Loan Facility was increased to $1,375.0 million, and the aggregate commitments under the Senior Revolving Credit Facility were increased to $600.0 million, from $500.0 million. In September 2017, we borrowed $120.0 million under the Senior Revolving Credit Facility and used the proceeds to fund a portion of the payment to TDCC associated with a long-term ethylene supply contract to reserve additional ethylene at producer economics. At September 30, 2017 we had $461.4 million available under our $600.0 million Senior Revolving Credit Facility because we had borrowed $120.0 million and issued $18.6 million of letters of credit. In March 2017, we drew the entire $1,375.0 million term loan and used the proceeds to redeem the remaining balance of the existing Senior Credit Facility and a portion of the Sumitomo Credit Facility. The maturity date for the Amended Senior Credit Facility was extended from October 5, 2020 to March 9, 2022. The $600.0 million Senior Revolving Credit Facility includes a $100.0 million letter of credit subfacility. The Term Loan Facility includes amortization payable in equal quarterly installments at a rate of 5.0% per annum for the first two years, increasing to 7.5% per annum for the following year and to 10.0% per annum for the last two years.

Under the Amended Senior Credit Facility, we may select various floating-rate borrowing options. The actual interest rate paid on borrowings under the Amended Senior Credit Facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the applicable facility for the prior fiscal quarter.  The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows. We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of September 30, 2017, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As of September 30, 2017, there were no covenants or other restrictions that would have limited our ability to borrow under these facilities.

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

On June 29, 2016, we entered into a trade accounts receivable factoring arrangement and, on December 22, 2016, we entered into a separate trade accounts receivable factoring arrangement, which were both subsequently amended. Pursuant to the terms of the AR Facilities, certain of our subsidiaries may sell their accounts receivable up to a maximum of $293.0 million. We will continue to service such accounts. These receivables qualify for sales treatment under ASC 860 and, accordingly, the proceeds are included in net cash provided by operating activities in the condensed statements of cash flows. The gross amount of receivables sold for the three months ended September 30, 2017 and 2016 totaled $446.5 million and $209.9 million, respectively, and for the nine months ended September 30, 2017 and 2016 totaled $1,224.1 million and $236.7 million, respectively.  The factoring discount paid under the AR Facilities is recorded as interest expense on the condensed statements of operations. The factoring discount was $1.4 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively, and $2.9 million and $0.7 million for the nine months ended September 30, 2017 and 2016, respectively. The agreements are without recourse and therefore no recourse liability has been recorded as of September 30, 2017.  As of September 30, 2017, December 31, 2016 and September 30, 2016, $187.3 million, $126.1 million and $85.0 million, respectively, of receivables qualifying for sales treatment were outstanding and will continue to be serviced by us.

On December 20, 2016, we entered into a three year, $250.0 million Receivables Financing Agreement. Under the Receivables Financing Agreement, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. As of September 30, 2017, $363.0 million of our trade receivables were pledged as collateral and we had $250.0 million drawn under the agreement. For the three months ended September 30, 2017, we borrowed $40.0 million under the Receivables Financing Agreement and used the proceeds to fund a portion of the payment to TDCC associated with a long-term ethylene supply contract to reserve additional ethylene at producer economics. As of September 30, 2017, we had no additional borrowing capacity under the Receivables Financing Agreement. As of December 31, 2016, $282.3 million of our trade receivables were pledged as collateral. For the year ended December 31, 2016, the proceeds of the Receivables Financing Agreement were used to repay $210.0 million of the Sumitomo Credit Facility. In addition, the Receivables Financing Agreement incorporates the leverage and coverage covenants that are contained in the Amended Senior Credit Facility.

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

For the nine months ended September 30, 2017, cash provided by operating activities increased by $48.0 million from the nine months ended September 30, 2016, primarily due to an increase in our operating results. For the nine months ended September 30, 2017, working capital decreased $11.4 million compared to a decrease of $25.1 million for the nine months ended September 30, 2016. Receivables increased from December 31, 2016, by $48.5 million primarily as a result of higher sales in the third quarter of 2017 compared to the fourth quarter of 2016, partially offset by additional receivables sold under the accounts receivable factoring arrangement. Inventories increased from December 31, 2016, by $46.7 million and accounts payable and accrued liabilities increased from December 31, 2016, by $92.9 million. The increase in inventories and accounts payable and accrued liabilities was primarily due to an increase in raw material costs, primarily associated with benzene and propylene.

Capital spending of $210.0 million for the nine months ended September 30, 2017 was $10.6 million higher than the corresponding period in 2016. Capital spending for the nine months ended September 30, 2017 included approximately $25 million of synergy-related capital. For the total year 2017, we expect our capital spending to be in the $300 million to $325 million range, which includes approximately $35 million of capital which we believe is necessary to realize the anticipated synergies. For the total year 2017, depreciation and amortization expense is forecast to be in the $545 million to $555 million range.

During 2017, we began a multi-year implementation of new enterprise resource planning, manufacturing, and engineering systems. The project includes the required information technology infrastructure. The project is planned to standardize business processes across the chemicals businesses with the objective of maximizing cost effectiveness, efficiency and control across our global operations. The project is anticipated to be completed during 2020. Total capital spending is forecast to be $250 million and associated expenses are forecast to be $100 million. Our results for the total year 2017 are expected to include approximately $40 million of capital spending and approximately $7 million of expenses associated with this project.

On April 24, 2014, our board of directors authorized a share repurchase program for up to 8 million shares of common stock that terminated on April 24, 2017. For the nine months ended September 30, 2017, no shares were purchased and retired. We purchased a total of 1.9 million shares under the April 2014 program, and the 6.1 million shares that remained authorized to be purchased have expired. Related to the Acquisition, for a period of two years subsequent to the Closing Date, we were subject to certain restrictions on our ability to conduct share repurchases.

At September 30, 2017, we had total letters of credit of $71.8 million outstanding, of which $18.6 million were issued under our $600.0 million Senior Revolving Credit Facility. The letters of credit were used to support certain long-term debt, certain workers compensation insurance policies, certain plant closure and post-closure obligations and certain Canadian pension funding requirements.

As of September 30, 2017, we had long-term borrowings, including current installments and capital lease obligations, of $3,745.2 million, of which $1,878.6 million was issued at variable rates. Commitments from banks under our Senior Revolving Credit Facility and AR Facilities are an additional source of liquidity.

In April 2016, we entered into three tranches of forward starting interest rate swaps whereby we agreed to pay fixed rates to the counterparties who, in turn, pay us floating rates on $1,100.0 million, $900.0 million, and $400.0 million of our underlying floating-rate debt obligations. Each tranche’s term length is for twelve months beginning on December 31, 2016, December 31, 2017, and December 31, 2018, respectively. The counterparties to the agreements are SMBC Capital Markets, Inc., Wells Fargo, PNC Bank, National Association and Toronto-Dominion Bank. These counterparties are large financial institutions; however, the risk of loss to us in the event of nonperformance by a counterparty could be significant to our financial position or results of operations. We have designated the swaps as cash flow hedges of the risk of changes in interest payments associated with our variable-rate borrowings. Accordingly, the swap agreements have been recorded at their fair market value of $8.7 million and are included in other current assets and other assets on the accompanying condensed balance sheet as of September 30, 2017, with the corresponding gain deferred as a component of other comprehensive loss. For the three and nine months ended September 30, 2017, $1.2 million and $1.7 million, respectively, of income was recorded to interest expense on the accompanying condensed statement of operations related to these swap agreements. No gain or loss has been recorded in earnings as a result of ineffectiveness.

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

We have designated the April 2016 and October 2016 interest rate swap agreements as fair value hedges of the risk of changes in the value of fixed-rate debt due to changes in interest rates for a portion of our fixed-rate borrowings. Accordingly, the swap agreements have been recorded at their fair market value of $23.9 million and are included in other long-term liabilities on the accompanying condensed balance sheet as of September 30, 2017, with a corresponding decrease in the carrying amount of the related debt. For the three months ended September 30, 2017 and 2016, $0.5 million and $0.7 million, respectively, and for the nine months ended September 30, 2017 and 2016, $2.4 million and $1.2 million, respectively, of income was recorded to interest expense on the accompanying condensed statement of operations related to these swap agreements. No gain or loss has been recorded in earnings as a result of ineffectiveness.

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million, which will be recognized through 2017. As of September 30, 2017, less than $0.1 million of this gain was included in current installments of long-term debt.

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

New Accounting Standards

In August 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-12, “Targeted Improvements to Accounting for Hedge Activities” which amends ASC 815 “Derivatives and Hedging.” This update is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting guidance, and increase transparency as to the scope and results of hedge programs. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with earlier application permitted. We are currently evaluating the effect of this update on our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” which amends ASC 715 “Compensation—Retirement Benefits.” This update requires the presentation of the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The update requires the presentation of the other components of the net periodic benefit cost separately from the line item that includes the service cost and outside of any subtotal of operating income. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The guidance in this update is applied on a retrospective basis with earlier application permitted. We are currently evaluating the effect of this update on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” which amends ASC 350 “Intangibles—Goodwill and Other.” This update will simplify the measurement of goodwill impairment by eliminating Step 2 from the goodwill impairment test. This update will require an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The update does not modify the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The guidance in this update is applied on a prospective basis with earlier application permitted. We plan to adopt this update on January 1, 2020 and do not expect the update to have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments” which amends ASC 230 “Statement of Cash Flows.” This update will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The update is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. We plan to adopt this update on January 1, 2018 and will require certain reclassifications on our consolidated statements of cash flows.

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

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (ASU 2014-09), which amends ASC 605 “Revenue Recognition” and creates a new topic, ASC 606 “Revenue from Contracts with Customers” (ASC 606). Subsequent to the issuance of ASU 2014-09, ASC 606 was amended by various updates that amend and clarify the impact and implementation of the aforementioned standard. These updates provide guidance on how an entity should recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Upon initial application, the provisions of these updates are required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. These updates also expand the disclosure requirements surrounding revenue recorded from contracts with customers. These updates are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We expect to adopt these updates on January 1, 2018 using the modified retrospective transition method. We continue to evaluate the impact these updates will have on our consolidated financial statements. Based on the analysis conducted to date, we believe the most significant impact the updates will have will be on our accounting policies and disclosures on revenue recognition. Preliminarily, we do not expect that these updates will materially impact our consolidated financial statements.

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

Energy costs, including electricity and natural gas, and certain raw materials used in our production processes are subject to price volatility. Depending on market conditions, we may enter into futures contracts, forward contracts, commodity swaps and put and call option contracts in order to reduce the impact of commodity price fluctuations. As of September 30, 2017, we maintained open positions on commodity contracts with a notional value totaling $88.5 million ($101.6 million at December 31, 2016 and $101.3 million at September 30, 2016). Assuming a hypothetical 10% increase in commodity prices which are currently hedged, as of September 30, 2017, we would experience an $8.9 million ($10.2 million at December 31, 2016 and $10.1 million at September 30, 2016) increase in our cost of inventory, which would be substantially offset by a corresponding increase in the value of related hedging instruments.

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

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Our current debt structure is used to fund business operations, and commitments from banks under our Senior Revolving Credit Facility, AR Facilities and Receivables Financing Agreement are a source of liquidity. As of September 30, 2017, December 31, 2016 and September 30, 2016, we had long-term borrowings, including current installments and capital lease obligations, of $3,745.2 million, $3,617.6 million and $3,677.8 million, respectively, of which $1,878.6 million, $2,238.4 million and $2,255.3 million at September 30, 2017, December 31, 2016 and September 30, 2016, respectively, were issued at variable rates.

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

In June 2012, we terminated $73.1 million of interest rate swaps with Wells Fargo that had been entered into on the SunBelt Notes in May 2011. The result was a gain of $2.2 million, which will be recognized through 2017. As of September 30, 2017, less than $0.1 million of this gain was included in current installments of long-term debt.

Assuming no changes in the $1,878.6 million of variable-rate debt levels from September 30, 2017, we estimate that a hypothetical change of 100-basis points in the LIBOR interest rates would impact annual interest expense by $18.8 million. A portion of this hypothetical change would be offset by our interest rate swaps.

Our interest rate swaps reduced interest expense by $1.7 million and $0.7 million for the three months ended September 30, 2017 and 2016, respectively, and by $4.2 million and $2.6 million for the nine months ended September 30, 2017 and 2016, respectively.

If the actual changes in commodities, foreign currency, or interest pricing is substantially different than expected, the net impact of commodity risk, foreign currency risk, or interest rate risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

Item 4. Controls and Procedures.

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II — Other Information

Item 1. Legal Proceedings.

Not Applicable.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not Applicable.

(b)	Not Applicable.

(c)
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2017	—	—	—
August 1-31, 2017	—	—	—
September 1-30, 2017	—	—	—
Total				—	(1)

(1)
On April 24, 2014, we announced a share repurchase program approved by the board of directors for the purchase of up to 8 million shares of common stock that terminated on April 24, 2017. Through September 30, 2017, 1,937,343 shares had been repurchased, and 6,062,657 shares that remained available for purchase under this program have expired. Related to the Acquisition, for a period of two years subsequent to the Closing Date, we were subject to certain restrictions on our ability to conduct share repurchases.

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

Date: October 31, 2017