Form 10-Q
period 2018-03-31
OLIN CORP
filed 2018-05-02
CIK 74303

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 31, 2018, 167,212,695 shares of the registrant’s common stock were outstanding.

Part I — Financial Information

Item 1.  Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets
(In millions, except per share data)
(Unaudited)

	March 31, 2018	December 31, 2017	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$109.1	$218.4	$168.5
Receivables, net	835.6	733.2	774.5
Income taxes receivable	17.5	16.9	25.5
Inventories, net	675.6	682.6	656.3
Other current assets	61.2	48.1	44.9
Total current assets	1,699.0	1,699.2	1,669.7
Property, plant and equipment (less accumulated depreciation of $2,444.2, $2,333.1 and $2,001.1)	3,539.4	3,575.8	3,659.2
Deferred income taxes	39.4	36.4	112.7
Other assets	1,197.0	1,208.4	637.2
Intangible assets, net	565.1	578.5	615.4
Goodwill	2,120.3	2,120.0	2,119.0
Total assets	$9,160.2	$9,218.3	$8,813.2
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$0.7	$0.7	$81.8
Accounts payable	698.2	669.8	637.3
Income taxes payable	16.0	9.4	8.1
Accrued liabilities	256.1	274.4	258.2
Total current liabilities	971.0	954.3	985.4
Long-term debt	3,534.7	3,611.3	3,530.8
Accrued pension liability	628.7	635.9	627.5
Deferred income taxes	498.4	511.2	1,033.0
Other liabilities	764.3	751.9	364.9
Total liabilities	6,397.1	6,464.6	6,541.6
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share: authorized, 240.0 shares; issued and outstanding, 167.2, 167.1 and 165.9 shares	167.2	167.1	165.9
Additional paid-in capital	2,285.0	2,280.9	2,253.7
Accumulated other comprehensive loss	(552.8)	(484.6)	(502.1)
Retained earnings	863.7	790.3	354.1
Total shareholders’ equity	2,763.1	2,753.7	2,271.6
Total liabilities and shareholders’ equity	$9,160.2	$9,218.3	$8,813.2

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Operations
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Sales	$1,710.3	$1,567.1
Operating expenses:
Cost of goods sold	1,528.7	1,397.5
Selling and administration	100.5	92.9
Restructuring charges	4.0	8.2
Acquisition-related costs	0.3	7.0
Other operating income (expense)	8.1	(0.4)
Operating income	84.9	61.1
Earnings of non-consolidated affiliates	0.5	0.5
Interest expense	63.7	52.4
Interest income	0.4	0.2
Non-operating pension income	5.4	8.5
Income before taxes	27.5	17.9
Income tax provision	6.6	4.5
Net income	$20.9	$13.4
Net income per common share:
Basic	$0.13	$0.08
Diluted	$0.12	$0.08
Dividends per common share	$0.20	$0.20
Average common shares outstanding:
Basic	167.2	165.6
Diluted	169.2	167.9

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$20.9	$13.4
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net	12.4	6.0
Unrealized losses on derivative contracts, net	(0.1)	(2.0)
Amortization of prior service costs and actuarial losses, net	5.4	3.9
Total other comprehensive income, net of tax	17.7	7.9
Comprehensive income	$38.6	$21.3

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
(In millions, except per share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares Issued	Par Value
Balance at January 1, 2017	165.4	$165.4	$2,243.8	$(510.0)	$373.8	$2,273.0
Net income	—	—	—	—	13.4	13.4
Other comprehensive income	—	—	—	7.9	—	7.9
Dividends paid:
Common stock ($0.20 per share)	—	—	—	—	(33.1)	(33.1)
Common stock issued for:
Stock options exercised	0.5	0.5	8.3	—	—	8.8
Other transactions	—	—	0.6	—	—	0.6
Stock-based compensation	—	—	1.0	—	—	1.0
Balance at March 31, 2017	165.9	$165.9	$2,253.7	$(502.1)	$354.1	$2,271.6
Balance at January 1, 2018	167.1	$167.1	$2,280.9	$(484.6)	$790.3	$2,753.7
Income tax reclassification adjustment	—	—	—	(85.9)	85.9	—
Net income	—	—	—	—	20.9	20.9
Other comprehensive income	—	—	—	17.7	—	17.7
Dividends paid:
Common stock ($0.20 per share)	—	—	—	—	(33.4)	(33.4)
Common stock issued for:
Stock options exercised	0.1	0.1	0.9	—	—	1.0
Other transactions	—	—	0.5	—	—	0.5
Stock-based compensation	—	—	2.7	—	—	2.7
Balance at March 31, 2018	167.2	$167.2	$2,285.0	$(552.8)	$863.7	$2,763.1

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net income	$20.9	$13.4
Adjustments to reconcile net income to net cash and cash equivalents provided by (used for) operating activities:
Earnings of non-consolidated affiliates	(0.5)	(0.5)
Losses on disposition of property, plant and equipment	0.1	0.3
Stock-based compensation	3.1	1.5
Depreciation and amortization	146.7	135.1
Deferred income taxes	(18.9)	9.5
Qualified pension plan contributions	(0.5)	(0.1)
Qualified pension plan income	(3.8)	(6.7)
Change in:
Receivables	(102.5)	(80.2)
Income taxes receivable/payable	6.0	0.1
Inventories	14.9	(23.8)
Other current assets	(16.7)	(17.5)
Accounts payable and accrued liabilities	25.1	56.3
Other assets	3.1	3.1
Other noncurrent liabilities	0.3	4.6
Other operating activities	3.6	4.8
Net operating activities	80.9	99.9
Investing Activities
Capital expenditures	(89.5)	(83.0)
Proceeds from disposition of property, plant and equipment	0.1	—
Net investing activities	(89.4)	(83.0)
Financing Activities
Long-term debt:
Borrowings	550.3	1,875.0
Repayments	(609.9)	(1,872.7)
Stock options exercised	1.0	8.8
Dividends paid	(33.4)	(33.1)
Debt issuance costs	(8.5)	(11.2)
Net financing activities	(100.5)	(33.2)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	0.3
Net decrease in cash and cash equivalents	(109.3)	(16.0)
Cash and cash equivalents, beginning of period	218.4	184.5
Cash and cash equivalents, end of period	$109.1	$168.5
Cash paid for interest and income taxes:
Interest, net	$41.4	$29.7
Income taxes, net of refunds	$14.5	$0.1
Non-cash investing activities:
Capital expenditures included in accounts payable and accrued liabilities	$12.1	$20.9

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

We have prepared the condensed financial statements included herein, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). The preparation of the financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. In our opinion, these financial statements reflect all adjustments (consisting only of normal accruals), which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures are appropriate. We recommend that you read these condensed financial statements in conjunction with the financial statements, accounting policies and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017. Certain reclassifications were made to prior year amounts to conform to the 2018 presentation.

ACCOUNTING POLICIES

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which amends Accounting Standards Codification (ASC) 605 “Revenue Recognition” and creates a new topic, ASC 606 “Revenue from Contracts with Customers” (ASC 606). Subsequent to the issuance of ASU 2014-09, ASC 606 was amended by various updates that amend and clarify the impact and implementation of the aforementioned update. We adopted these updates on January 1, 2018 using the modified retrospective transition method. The cumulative effect of applying the updates did not have a material impact on our consolidated financial statements. The most significant impact the updates had was on our accounting policies and disclosures on revenue recognition.

We derive our revenues primarily from the manufacturing and delivery of goods to customers. Revenues are recognized on sales of goods at the time when control of those goods is transferred to our customers at an amount that reflects the consideration to which we expect to be entitled in exchange for those goods. We primarily sell our goods directly to customers, and to a lesser extent, through distributors. Payment terms are typically 30 to 90 days from date of invoice. Our contracts do not typically have a significant financing component. Right to payment is determined at the point in time in which control has transferred to the customer.

A performance obligation is a promise in a contract to transfer a distinct good to the customer. At contract inception, we assess the goods promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a good (or bundle of goods) that is distinct. A contract’s transaction price is based on the price stated in the contract and allocated to each distinct performance obligation and revenue is recognized when the performance obligation is satisfied. The majority of our contracts have a single distinct performance obligation or multiple performance obligations which are distinct and represent individual promises within the contract. Substantially all of our performance obligations are satisfied at a single point in time, when control is transferred, which is generally upon shipment or delivery as stated in the contract terms.

All taxes assessed by governmental authorities that are both imposed on and concurrent with our revenue-producing transactions and collected from our customers are excluded from the measurement of the transaction price. Shipping and handling fees billed to customers are included in revenue and are considered activities to fulfill the promise to transfer the good.  Allowances for estimated returns, discounts and rebates are considered variable consideration, which may be constrained, and are estimated and recognized when sales are recorded. The estimates are based on various market data, historical trends and information from customers.  Actual returns, discounts and rebates have not been materially different from estimates. For all contracts that have a duration of one year or less at contract inception, we do not adjust the promised amount of consideration for the effects of a significant financing component.

Substantially all of our revenue is derived from contracts with an original expected length of time of one year or less and for which we recognize revenue for the amount in which we have the right to invoice at the point in time in which control has transferred to the customer. However, a portion of our revenue is derived from long-term contracts which have contract periods that vary between one to multi-year. Certain of these contracts represent contracts with minimum purchase obligations, which can be substantially different than the actual revenue recognized. Such contracts consist of varying types of products across our chemical businesses. Certain contracts include variable volumes and/or variable pricing with pricing provisions tied to commodity, consumer price or other indices. The transaction price allocated to the remaining performance obligations related to our contracts was excluded from the disclosure of our remaining performance obligations based on the following practical expedients that we elected to apply: (i) contracts with index-based pricing or variable volume attributes in which such variable consideration is allocated entirely to a wholly unsatisfied performance obligation; and (ii) contracts with an original expected duration of one year or less.

Refer to the Note “Segment Information” for information regarding the disaggregation of revenue by primary geographical markets and major product lines.

ACQUISITION
On October 5, 2015 (the Closing Date), we completed the acquisition (the Acquisition) from DowDuPont Inc. (DowDuPont) (f/k/a The Dow Chemical Company) of its U.S. Chlor Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses (collectively, the Acquired Business), whose operating results are included in the accompanying financial statements since the Closing Date.

We incurred costs related to the integration of the Acquired Business which consisted of advisory, legal, accounting and other professional fees of $0.3 million and $7.0 million for the three months ended March 31, 2018 and 2017, respectively.

RESTRUCTURING CHARGES

On March 21, 2016, we announced that we had made the decision to close a combined total of 433,000 tons of chlor alkali capacity across three separate locations. Associated with this action, we have permanently closed our Henderson, NV chlor alkali plant with 153,000 tons of capacity and have reconfigured the site to manufacture bleach and distribute caustic soda and hydrochloric acid. Also, the capacity of our Niagara Falls, NY chlor alkali plant has been reduced from 300,000 tons to 240,000 tons and the chlor alkali capacity at our Freeport, TX facility was reduced by 220,000 tons. This 220,000 ton reduction was entirely from diaphragm cell capacity. For the three months ended March 31, 2018 and 2017, we recorded pretax restructuring charges of $3.0 million and $7.5 million, respectively, for lease and other contract termination costs, employee relocation costs and facility exit costs related to these actions. We expect to incur additional restructuring charges through 2020 of approximately $19 million related to these capacity reductions.

On December 12, 2014, we announced that we had made the decision to permanently close the portion of the Becancour, Canada chlor alkali facility that has been shut down since late June 2014. This action reduced the facility’s chlor alkali capacity by 185,000 tons. Subsequent to the shut down, the plant predominantly focuses on bleach and hydrochloric acid, which are value-added products, as well as caustic soda. For the three months ended March 31, 2018 and 2017, we recorded pretax restructuring charges of $1.0 million and $0.7 million, respectively, for facility exit costs related to this action. We expect to incur additional restructuring charges through 2018 of approximately $1 million related to the shut down of this portion of the facility.

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

The following table summarizes the 2018 and 2017 activities by major component of these restructuring actions and the remaining balances of accrued restructuring costs as of March 31, 2018 and 2017:

	Employee severance and job related benefits	Lease and other contract termination costs	Employee relocation costs	Facility exit costs	Total
	($ in millions)
Balance at January 1, 2017	$3.4	$7.5	$—	$1.8	$12.7
Restructuring charges	—	5.7	0.2	2.3	8.2
Amounts utilized	(0.5)	(1.7)	(0.2)	(4.1)	(6.5)
Balance at March 31, 2017	$2.9	$11.5	$—	$—	$14.4
Balance at January 1, 2018	$1.8	$3.3	$—	$—	$5.1
Restructuring charges	—	0.4	—	3.6	4.0
Amounts utilized	(0.5)	(0.8)	—	(1.5)	(2.8)
Balance at March 31, 2018	$1.3	$2.9	$—	$2.1	$6.3

The following table summarizes the cumulative restructuring charges of these 2016, 2014 and 2010 restructuring actions by major component through March 31, 2018:

	Chlor Alkali Products and Vinyls		Winchester	Total
	Becancour	Capacity Reductions
	($ in millions)
Write-off of equipment and facility	$3.5	$78.1	$—	$81.6
Employee severance and job related benefits	2.7	5.5	14.7	22.9
Facility exit costs	5.6	25.7	2.3	33.6
Pension and other postretirement benefits curtailment	—	—	4.1	4.1
Employee relocation costs	—	1.7	6.0	7.7
Lease and other contract termination costs	5.3	36.0	—	41.3
Total cumulative restructuring charges	$17.1	$147.0	$27.1	$191.2

As of March 31, 2018, we have incurred cash expenditures of $98.8 million and non-cash charges of $86.1 million related to these restructuring actions. The remaining balance of $6.3 million is expected to be paid out through 2020.

ACCOUNTS RECEIVABLES

On December 20, 2016, we entered into a three-year, $250.0 million Receivables Financing Agreement with PNC Bank, National Association, as administrative agent (Receivables Financing Agreement). Under the Receivables Financing Agreement, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the Receivables Financing Agreement incorporates the leverage and coverage covenants that are contained in the senior revolving credit facility. As of March 31, 2018, $382.7 million of our trade receivables were pledged as collateral and we had $230.3 million drawn under the agreement. As of March 31, 2018, we had $19.7 million additional borrowing capacity under the Receivables Financing Agreement. As of December 31, 2017, $340.9 million of our trade receivables were pledged as collateral and $249.7 million was drawn under the agreement.

Olin also has trade accounts receivable factoring arrangements (AR Facilities) and pursuant to the terms of the AR Facilities, certain of our subsidiaries may sell their accounts receivable up to a maximum of $294.0 million. We will continue to service the outstanding accounts sold.  These receivables qualify for sales treatment under ASC 860 “Transfers and Servicing” and, accordingly, the proceeds are included in net cash provided by operating activities in the condensed statements of cash flows.  The following table summarizes the AR Facilities activity:

	March 31,
	2018	2017
	($ in millions)
Balance at beginning of year	$182.3	$126.1
Gross receivables sold	413.1	389.6
Payments received from customers on sold accounts	(416.5)	(370.7)
Balance at end of period	$178.9	$145.0

The factoring discount paid under the AR Facilities is recorded as interest expense on the condensed statements of operations. The factoring discount was $1.2 million and $0.7 million for the three months ended March 31, 2018 and 2017, respectively. The agreements are without recourse and therefore no recourse liability has been recorded as of March 31, 2018.

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

Allowance for doubtful accounts receivable consisted of the following:

	March 31,
	2018	2017
	($ in millions)
Balance at beginning of year	$12.3	$10.1
Provisions charged	1.1	1.4
Balance at end of period	$13.4	$11.5

INVENTORIES

Inventories consisted of the following:

	March 31, 2018	December 31, 2017	March 31, 2017
	($ in millions)
Supplies	$65.7	$66.1	$60.1
Raw materials	75.3	75.3	68.9
Work in process	139.8	127.8	115.0
Finished goods	440.8	462.6	448.3
	721.6	731.8	692.3
LIFO reserve	(46.0)	(49.2)	(36.0)
Inventories, net	$675.6	$682.6	$656.3

Inventories are valued at the lower of cost and net realizable value. For U.S. inventories, inventory costs are determined principally by the last-in, first-out (LIFO) method of inventory accounting while for international inventories, inventory costs are determined principally by the first-in, first-out (FIFO) method of inventory accounting. Cost for other inventories has been determined principally by the average-cost method (primarily operating supplies, spare parts and maintenance parts). Elements of costs in inventories included raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at March 31, 2018 reflect certain estimates relating to inventory quantities and costs at December 31, 2018. The replacement cost of our inventories would have been approximately $46.0 million, $49.2 million and $36.0 million higher than reported at March 31, 2018, December 31, 2017 and March 31, 2017, respectively.

OTHER ASSETS

Included in other assets were the following:

	March 31, 2018	December 31, 2017	March 31, 2017
	($ in millions)
Investments in non-consolidated affiliates	$29.0	$28.5	$27.2
Deferred debt issuance costs	2.4	2.5	3.0
Tax-related receivables	5.3	10.2	16.1
Derivative contracts	4.0	3.6	8.3
Supply contracts	1,127.7	1,137.1	560.4
Other	28.6	26.5	22.2
Other assets	$1,197.0	$1,208.4	$637.2

In connection with the Acquisition, Olin and DowDuPont entered into arrangements for the long-term supply of ethylene by DowDuPont to Olin, pursuant to which, among other things, Olin made upfront payments in order to receive ethylene at producer economics and for certain reservation fees and for the option to obtain additional ethylene at producer economics. During 2016, we exercised one of the options to reserve additional ethylene at producer economics. In September 2017, DowDuPont’s new Texas 9 ethylene cracker in Freeport, TX became operational. As a result, during 2017, a payment of $209.4 million was made in connection with this option which increased the value of the long-term asset.

On February 27, 2017, we exercised the remaining option to reserve additional ethylene at producer economics from DowDuPont. In connection with the exercise of this option, we also secured a long-term customer arrangement. As a result, an additional payment will be made to DowDuPont of between $440 million and $465 million on or about the fourth quarter of 2020. During 2017, as a result of DowDuPont’s new Texas 9 ethylene cracker becoming operational, Olin recognized a long-term asset and other liabilities of $389.2 million, which represents the present value of the additional estimated payment. The discounted amount of $51.8 million will be recorded as interest expense through the fourth quarter of 2020. For the three months ended March 31, 2018, interest expense of $3.9 million was recorded for accretion on the 2020 payment discount.

Amortization expense of $9.4 million and $6.3 million for the three months ended March 31, 2018 and 2017, respectively, was recognized within cost of goods sold related to these supply contracts and is reflected in depreciation and amortization on the condensed statements of cash flows. The long-term supply contracts are monitored for impairment each reporting period.

GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill were as follows:

	Chlor Alkali Products and Vinyls	Epoxy	Total
	($ in millions)
Balance at January 1, 2017	$1,831.3	$286.7	$2,118.0
Foreign currency translation adjustment	0.8	0.2	1.0
Balance at March 31, 2017	$1,832.1	$286.9	$2,119.0
Balance at January 1, 2018	$1,832.9	$287.1	2,120.0
Foreign currency translation adjustment	0.2	0.1	0.3
Balance at March 31, 2018	$1,833.1	$287.2	$2,120.3

Intangible assets consisted of the following:

	March 31, 2018			December 31, 2017			March 31, 2017
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
	($ in millions)
Customers, customer contracts and relationships	$682.0	$(176.3)	$505.7	$679.5	$(163.6)	$515.9	$669.2	$(125.3)	$543.9
Trade name	7.1	(3.6)	3.5	7.1	(3.2)	3.9	6.9	(2.1)	4.8
Acquired technology	86.5	(30.9)	55.6	86.1	(27.7)	58.4	84.4	(18.1)	66.3
Other	2.3	(2.0)	0.3	2.3	(2.0)	0.3	2.3	(1.9)	0.4
Total intangible assets	$777.9	$(212.8)	$565.1	$775.0	$(196.5)	$578.5	$762.8	$(147.4)	$615.4

EARNINGS PER SHARE

Basic and diluted net income per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted net income per share reflects the dilutive effect of stock-based compensation.

	Three Months Ended March 31,
	2018	2017
Computation of Income per Share	(In millions, except per share data)
Net income	$20.9	$13.4
Basic shares	167.2	165.6
Basic net income per share	$0.13	$0.08
Diluted shares:
Basic shares	167.2	165.6
Stock-based compensation	2.0	2.3
Diluted shares	169.2	167.9
Diluted net income per share	$0.12	$0.08

The computation of dilutive shares from stock-based compensation does not include 2.5 million and 2.4 million shares for the three months ended March 31, 2018 and 2017, respectively, as their effect would have been anti-dilutive.

ENVIRONMENTAL

We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites. The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $131.2 million, $131.6 million and $136.6 million at March 31, 2018, December 31, 2017 and March 31, 2017, respectively, of which $111.2 million, $111.6 million and $119.6 million, respectively, were classified as other noncurrent liabilities.

Environmental provisions charged to income, which are included in cost of goods sold, were $2.3 million and $2.6 million for the three months ended March 31, 2018 and 2017, respectively.

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

COMMITMENTS AND CONTINGENCIES

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities. As of March 31, 2018, December 31, 2017 and March 31, 2017, our condensed balance sheets included accrued liabilities for these legal actions of $13.3 million, $24.8 million and $13.3 million, respectively. These liabilities do not include costs associated with legal representation. Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations.

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

SHAREHOLDERS’ EQUITY

On April 26, 2018, our board of directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price up to $500 million.  This program will terminate upon the purchase of $500 million of our common stock.

We issued 0.1 million and 0.5 million shares representing stock options exercised for the three months ended March 31, 2018 and 2017, respectively, with a total value of $1.0 million and $8.8 million, respectively.

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (ASU 2018-02) which amends ASC 220 “Income Statement—Reporting Comprehensive Income.”  This update allows a reclassification from accumulated other comprehensive loss to retained earnings for the stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act (the 2017 Tax Act) during each fiscal year or quarter in which the effect of the lower tax rate is recorded.  We adopted this update in March 2018 and reclassified $85.9 million related to the provisional deferred gain resulting from the 2017 Tax Act from accumulated other comprehensive loss to retained earnings.

The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation Adjustment (net of taxes)	Unrealized Gains (Losses) on Derivative Contracts (net of taxes)	Pension and Other Postretirement Benefits (net of taxes)	Accumulated Other Comprehensive Loss
	($ in millions)
Balance at January 1, 2017	$(24.1)	$12.8	$(498.7)	$(510.0)
Unrealized gains (losses)	8.3	(3.1)	—	5.2
Reclassification adjustments into income	—	(0.1)	6.6	6.5
Tax (provision) benefit:	(2.3)	1.2	(2.7)	(3.8)
Net change	6.0	(2.0)	3.9	7.9
Balance at March 31, 2017	$(18.1)	$10.8	$(494.8)	$(502.1)
Balance at January 1, 2018	$7.6	$11.1	$(503.3)	$(484.6)
Unrealized gains	12.4	2.1	—	14.5
Reclassification adjustments into income	—	(2.3)	9.4	7.1
Tax benefit (provision)	—	0.1	(4.0)	(3.9)
Net change	12.4	(0.1)	5.4	17.7
Income tax reclassification adjustment	15.3	2.4	(103.6)	(85.9)
Balance at March 31, 2018	$35.3	$13.4	$(601.5)	$(552.8)

Net income and cost of goods sold included reclassification adjustments for realized gains and losses on derivative contracts from accumulated other comprehensive loss.

Net income and non-operating pension income included the amortization of prior service costs and actuarial losses from accumulated other comprehensive loss.

SEGMENT INFORMATION

We define segment results as income (loss) before interest expense, interest income, other operating income (expense), non-operating pension income and income taxes, and include the operating results of non-consolidated affiliates. Consistent with the guidance in ASC 280 “Segment Reporting,” we have determined it is appropriate to include the operating results of non-consolidated affiliates in the relevant segment financial results. We have three operating segments: Chlor Alkali Products and Vinyls, Epoxy and Winchester. The three operating segments reflect the organization used by our management for purposes of allocating resources and assessing performance. Chlorine used in our Epoxy segment is transferred at cost from the Chlor Alkali Products and Vinyls segment. Sales and profits are recognized in the Chlor Alkali Products and Vinyls segment for all caustic soda generated and sold by Olin. Sales are attributed to geographic areas based on customer location.

	Three Months Ended March 31,
	2018	2017
Sales:	($ in millions)
Chlor Alkali Products and Vinyls	$936.1	$836.9
Epoxy	603.3	567.6
Winchester	170.9	162.6
Total sales	$1,710.3	$1,567.1
Income (loss) before taxes:
Chlor Alkali Products and Vinyls	$130.5	$87.5
Epoxy	(22.1)	(1.2)
Winchester	12.0	25.1
Corporate/other:
Environmental expense	(2.3)	(2.6)
Other corporate and unallocated costs	(36.5)	(31.6)
Restructuring charges	(4.0)	(8.2)
Acquisition-related costs	(0.3)	(7.0)
Other operating income (expense)	8.1	(0.4)
Interest expense	(63.7)	(52.4)
Interest income	0.4	0.2
Non-operating pension income	5.4	8.5
Income before taxes	$27.5	$17.9

For the three months ended March 31, 2018, we recognized an insurance recovery of $8.0 million in other operating income (expense) for a second quarter 2017 business interruption at our Freeport, Texas vinyl chloride monomer facility.

	Three Months Ended
	March 31, 2018
	Chlor Alkali Products and Vinyls	Epoxy	Winchester	Total
Primary geographical markets:	($ in millions)
United States	$608.1	$180.4	$158.6	$947.1
Europe	45.8	278.5	1.0	325.3
Other foreign	282.2	144.4	11.3	437.9
Total Sales	$936.1	$603.3	$170.9	$1,710.3

	Three Months Ended
	March 31, 2017
	Chlor Alkali Products and Vinyls	Epoxy	Winchester	Total
Primary geographical markets:	($ in millions)
United States	$556.7	$163.2	$155.2	$875.1
Europe	29.2	269.6	0.8	299.6
Other foreign	251.0	134.8	6.6	392.4
Total Sales	$836.9	$567.6	$162.6	$1,567.1

	Three Months Ended March 31,
	2018	2017
Major product lines:	($ in millions)
Chlor Alkali Products and Vinyls
Caustic soda	$504.8	$405.3
Chlorine, chlorine derivatives and other co-products	431.3	431.6
Total Chlor Alkali Products and Vinyls	936.1	836.9
Epoxy
Phenolics and allylics	308.4	299.4
Epoxy resins	294.9	268.2
Total Epoxy	603.3	567.6
Winchester
Commercial	111.2	117.9
Military and law enforcement	59.7	44.7
Total Winchester	170.9	162.6
Total Sales	$1,710.3	$1,567.1

STOCK-BASED COMPENSATION

Stock-based compensation granted includes stock options, performance stock awards, restricted stock awards and deferred directors’ compensation. Stock-based compensation expense was as follows:

	Three Months Ended March 31,
	2018	2017
	($ in millions)
Stock-based compensation	$6.5	$7.3
Mark-to-market adjustments	(3.0)	2.6
Total expense	$3.5	$9.9

The fair value of each stock option granted, which typically vests ratably over three years, but not less than one year, was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Grant date	2018	2017
Dividend yield	2.43%	2.69%
Risk-free interest rate	2.72%	2.06%
Expected volatility	32%	34%
Expected life (years)	6.0	6.0
Weighted-average grant fair value (per option)	$8.89	$7.78
Weighted-average exercise price	$32.94	$29.82
Shares granted	927,000	1,621,000

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

For the three months ended March 31, 2018, we recognized interest expense of $2.6 million for the write-off of unamortized deferred debt issuance costs related to the redemption of $550.0 million of debt under the Term Loan Facility. For the three months ended March 31, 2018, we paid debt issuance costs of $8.5 million for the issuance of the 2030 Notes.

On March 9, 2017, we entered into a five-year $1,975.0 million senior credit facility, which amended and restated the existing $1,850.0 million senior credit facility. Pursuant to the agreement, the aggregate principal amount under the term loan facility was increased to $1,375.0 million, and the aggregate commitments under the senior revolving credit facility were increased to $600.0 million (Senior Revolving Credit Facility and, together with the Term Loan Facility, the Senior Credit Facility), from $500.0 million. At March 31, 2018, we had $594.9 million available under our $600.0 million Senior Revolving Credit Facility because we had issued $5.1 million of letters of credit. In March 2017, we drew the entire $1,375.0 million term loan and used the proceeds to redeem the remaining balance of the existing $1,350.0 million term loan facility of $1,282.5 million and a portion of the $800.0 million Sumitomo Credit Facility (Sumitomo Credit Facility). The maturity date for the Senior Credit Facility was extended from October 5, 2020 to March 9, 2022. The $600.0 million Senior Revolving Credit Facility includes a $100.0 million letter of credit subfacility. The Term Loan Facility includes amortization payable in equal quarterly installments at a rate of 5.0% per annum for the first two years, increasing to 7.5% per annum for the following year and to 10.0% per annum for the last two years. In connection with the $550.0 million prepayment of the Term Loan Facility in January 2018, the required quarterly installments of the Term Loan Facility were eliminated.

Under the Senior Credit Facility, we may select various floating rate borrowing options. The actual interest rate paid on borrowings under the Senior Credit Facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the applicable facility for the prior fiscal quarter.  The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows. We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of March 31, 2018, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As of March 31, 2018, there were no covenants or other restrictions that would have limited our ability to borrow under these facilities.

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

For the three months ended March 31, 2017, we recognized interest expense of $2.7 million for the write-off of unamortized deferred debt issuance costs related to the issuance of the Senior Credit Facility and the repayment of the Sumitomo Credit Facility. For the three months ended March 31, 2017, we paid debt issuance costs of $11.2 million relating to the Senior Credit Facility and the 2027 Notes.

CONTRIBUTING EMPLOYEE OWNERSHIP PLAN

The Contributing Employee Ownership Plan (CEOP) is a defined contribution plan available to essentially all domestic employees.  We provide a contribution to an individual retirement contribution account maintained with the CEOP equal to an amount of between 5.0% and 7.5% of the employee’s eligible compensation.  The defined contribution plan expense for the three months ended March 31, 2018 and 2017 was $8.6 million and $8.7 million, respectively.

Company matching contributions are invested in the same investment allocation as the employee’s contribution.  Our matching contributions for eligible employees for the three months ended March 31, 2018 and 2017 was $3.7 million and $2.9 million, respectively.

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

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$2.7	$2.4	$0.3	$0.3
Interest cost	21.6	21.7	0.4	0.4
Expected return on plans’ assets	(36.8)	(37.2)	—	—
Amortization of prior service cost	—	—	—	(0.6)
Recognized actuarial loss	8.8	6.6	0.6	0.6
Net periodic benefit (income) cost	$(3.7)	$(6.5)	$1.3	$0.7

We made cash contributions to our international qualified defined benefit pension plans of $0.5 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively.

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (ASU 2017-07) which amends ASC 715 “Compensation—Retirement Benefits.” The adoption of ASU 2017-07 resulted in a change in our net periodic benefit (income) costs within operating income, which was offset by a corresponding change in non-operating pension income to reflect the impact of presenting the interest cost, expected return on plan assets, amortization of prior service cost and net actuarial loss components of net periodic benefit (income) costs outside of operating income.  We adopted this update on January 1, 2018 using the retrospective method. For the three months ended March 31, 2017, the adoption of ASU 2017-07 resulted in a reclassification of $3.8 million from cost of goods sold and $4.7 million from selling and administration to non-operating pension income reflecting the aforementioned reclassification on our condensed statements of operations.   The service cost component of net periodic benefit (income) costs continue to be included in the same income statement line item as other employee compensation costs arising from services rendered during the period.

INCOME TAXES

The effective tax rate for the three months ended March 31, 2018 included a benefit associated with stock-based compensation, a benefit associated with the estimated reduction of the one-time 2017 Tax Act transition tax and a benefit related to a foreign dividend payment. These factors resulted in a net $0.8 million tax benefit. After giving consideration to these items, the effective tax rate for the three months ended March 31, 2018 of 26.9% was higher than the 21% U.S. federal statutory rate, primarily due to state and foreign income taxes, partially offset by favorable permanent salt depletion deductions.

The effective tax rate for the three months ended March 31, 2017 was favorably impacted by stock-based compensation and unfavorably impacted by prior year tax positions. These factors resulted in a net $0.5 million tax benefit. After giving consideration to these items, the effective tax rate for the three months ended March 31, 2017 of 27.9% was lower than the 35% U.S. federal statutory rate primarily due to the favorable permanent tax deduction items, such as the salt depletion deduction and tax deductible dividends paid to the CEOP.

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

The SEC Staff issued Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (SAB 118), which provides guidance on accounting for the tax effects of the 2017 Tax Act. SAB 118 provides a measurement period of up to one year from the 2017 Tax Act’s enactment date for companies to complete the accounting under ASC 740 “Income Taxes” (ASC 740). In accordance with SAB 118, to the extent that a company's accounting for certain income tax effects of the 2017 Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the 2017 Tax Act.

At March 31, 2018, we have not completed our accounting for the tax effects of the 2017 Tax Act. The impact of the 2017 Tax Act is expected to require further adjustments in 2018 due to anticipated additional guidance from the U.S. Department of the Treasury, changes in our assumptions, completion of 2017 U.S. and foreign tax returns and further information and interpretations that become available. However, we have made and recorded reasonable estimates of significant items including: (1) the effects on our existing deferred tax balances, (2) the remeasurement of deferred taxes on foreign unremitted earnings and (3) the one-time transition tax. We will make adjustments to these provisional estimates as new information becomes available during the one year measurement period. Our analyses of the 2017 Tax Act will continue throughout 2018 and will be completed when we file all U.S. and foreign tax returns.

In connection with our initial analysis of the 2017 Tax Act, we recognized a provisional deferred tax benefit of $437.9 million at December 31, 2017. This benefit included: (1) a provisional $315.8 million deferred tax benefit to reflect the reduction of the U.S. corporate tax rate from 35% to 21% and (2) a provisional $122.1 million deferred tax benefit to reflect an estimated reduction of $162.6 million in our deferred tax liability on unremitted foreign earnings partially offset by an estimate of the one-time transition tax of $40.5 million. We expect to utilize existing U.S. federal net operating loss carryforwards and foreign tax credits to fully offset the cash tax impact of the one-time transition tax liability.

On April 2, 2018, the Internal Revenue Service issued Notice 2018-26 “Questions and Answers about Reporting Related to Section 965 on 2017 Tax Returns.” Based on this additional guidance, we increased our provisional deferred tax benefit from the 2017 Tax Act by $0.3 million for the three months ended March 31, 2018 to reflect an estimated reduction of the one-time transition tax.

A provision of the 2017 Tax Act establishes a minimum tax on certain foreign earnings (i.e. global intangible low-taxed income or GILTI). We have not yet completed our analysis of the GILTI tax rules and are still evaluating whether to make a policy election to treat the GILTI tax as a period expense or to provide U.S. deferred taxes on certain foreign differences between the financial statement and tax basis of foreign assets and liabilities. At March 31, 2018 and December 31, 2017, we did not record a deferred tax liability for these differences. We will continue to analyze the impact of GILTI as more guidance is issued and a decision will be made during 2018 on whether to treat the GILTI as a period cost or a deferred tax item.

As of March 31, 2018, we had $36.8 million of gross unrecognized tax benefits, which would have a net $35.9 million impact on the effective tax rate, if recognized. As of March 31, 2017, we had $43.3 million of gross unrecognized tax benefits, of which $41.4 million would have impacted the effective tax rate, if recognized. The amount of unrecognized tax benefits was as follows:

	March 31,
	2018	2017
	($ in millions)
Balance at beginning of year	$36.3	$38.4
Increases for prior year tax positions	—	4.9
Decreases for prior year tax positions	—	(0.7)
Increases for current year tax positions	0.5	0.7
Balance at end of period	$36.8	$43.3

As of March 31, 2018, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $5.7 million over the next twelve months. The anticipated reduction primarily relates to settlements with taxing authorities and the expiration of federal, state and foreign statutes of limitation.

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

Tax Years
U.S. federal income tax	2013 - 2017
U.S. state income tax	2006 - 2017
Canadian federal income tax	2012 - 2017
Brazil	2014 - 2017
Germany	2015 - 2017
China	2014 - 2017
The Netherlands	2014 - 2017

DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to market risk in the normal course of our business operations due to our purchases of certain commodities, our ongoing investing and financing activities and our operations that use foreign currencies. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies and procedures governing our management of market risks and the use of financial instruments to manage exposure to such risks. ASC 815 “Derivatives and Hedging” (ASC 815) requires an entity to recognize all derivatives as either assets or liabilities in the condensed balance sheets and measure those instruments at fair value. In accordance with ASC 815, we designate derivative contracts as cash flow hedges of forecasted purchases of commodities and forecasted interest payments related to variable-rate borrowings and designate certain interest rate swaps as fair value hedges of fixed-rate borrowings. We do not enter into any derivative instruments for trading or speculative purposes.

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

We actively manage currency exposures that are associated with net monetary asset positions, currency purchases and sales commitments denominated in foreign currencies and foreign currency denominated assets and liabilities created in the normal course of business. We enter into forward sales and purchase contracts to manage currency risk to offset our net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of our operations. At March 31, 2018, we had outstanding forward contracts to buy foreign currency with a notional value of $98.0 million and to sell foreign currency with a notional value of $132.3 million. All of the currency derivatives expire within one year and are for U.S. dollar (USD) equivalents. The counterparties to the forward contracts are large financial institutions; however, the risk of loss to us in the event of nonperformance by a counterparty could be significant to our financial position or results of operations. At December 31, 2017, we had outstanding forward contracts to buy foreign currency with a notional value of $135.5 million and to sell foreign currency with a notional value of $97.7 million. At March 31, 2017, we had outstanding forward contracts to buy foreign currency with a notional value of $33.8 million and to sell foreign currency with a notional value of $123.0 million.

Cash flow hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the change in fair value of the derivative is recognized as a component of other comprehensive income (loss) until the hedged item is recognized in earnings. Gains and losses on the derivatives representing hedge ineffectiveness are recognized currently in earnings.

We had the following notional amount of outstanding commodity contracts that were entered into to hedge forecasted purchases:

	March 31, 2018	December 31, 2017	March 31, 2017
	($ in millions)
Natural gas	$68.9	$39.2	$53.0
Copper	$51.3	$45.2	$38.9
Zinc	8.2	8.4	8.0
Lead	—	—	1.4

As of March 31, 2018, the counterparties to these commodity contracts were Wells Fargo Bank, N.A. (Wells Fargo) ($65.5 million), Citibank ($37.4 million), Merrill Lynch Commodities, Inc. ($9.2 million) and JPMorgan Chase Bank, National Association ($16.3 million), all of which are major financial institutions.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in our manufacturing process. At March 31, 2018, we had open positions in futures contracts through 2022. If all open futures contracts had been settled on March 31, 2018, we would have recognized a pretax gain of $5.5 million.

If commodity prices were to remain at March 31, 2018 levels, approximately $1.1 million of deferred gains would be reclassified into earnings during the next twelve months. The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

We use interest rate swaps as a means of minimizing cash flow fluctuations that may arise from volatility in interest rates of our variable-rate borrowings. In April 2016, we entered into three tranches of forward starting interest rate swaps whereby we agreed to pay fixed rates to the counterparties who, in turn, pay us floating rates on $1,100.0 million, $900.0 million, and $400.0 million of our underlying floating-rate debt obligations. Each tranche’s term length is for twelve months beginning on December 31, 2016, December 31, 2017 and December 31, 2018, respectively. The counterparties to the agreements are SMBC Capital Markets, Inc., Wells Fargo, PNC Bank, National Association and Toronto-Dominion Bank. These counterparties are large financial institutions; however, the risk of loss to us in the event of nonperformance by a counterparty could be significant to our financial position or results of operations. We have designated the swaps as cash flow hedges of the risk of changes in interest payments associated with our variable-rate borrowings. Accordingly, the outstanding swap agreements have been recorded at their fair market value of $12.2 million and are included in other current assets and other assets on the accompanying condensed balance sheet as of March 31, 2018, with the corresponding gain deferred as a component of other comprehensive loss. For the three months ended March 31, 2018 and 2017, $1.3 million and less than $0.1 million, respectively, of income was recorded to interest expense on the accompanying condensed statements of operations related to these swap agreements.

At March 31, 2018, we had open interest rate swaps designated as cash flow hedges with maximum terms through 2019. If all open interest rate swap contracts had been settled on March 31, 2018, we would have recognized a pretax gain of $12.2 million.

If interest rates were to remain at March 31, 2018 levels, $6.4 million of deferred gains would be reclassified into earnings during the next twelve months. The actual effect on earnings will be dependent on actual interest rates when the forecasted transactions occur.

Fair value hedges

We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps. As of March 31, 2018, December 31, 2017 and March 31, 2017, the total notional amounts of our interest rate swaps designated as fair value hedges were $500.0 million.

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

We have designated the April 2016 and October 2016 interest rate swap agreements as fair value hedges of the risk of changes in the value of fixed-rate debt due to changes in interest rates for a portion of our fixed-rate borrowings. Accordingly, the swap agreements have been recorded at their fair market value of $40.3 million and are included in other long-term liabilities on the accompanying condensed balance sheet as of March 31, 2018, with a corresponding decrease in the carrying amount of the related debt. For the three months ended March 31, 2018 and 2017, $0.2 million and $1.2 million, respectively, of income was recorded to interest expense on the accompanying condensed statements of operations related to these swap agreements.

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

The following table summarizes the location and fair value of the derivative instruments on our condensed balance sheets. The table disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis before giving effect to master netting arrangements:

	March 31, 2018	December 31, 2017	March 31, 2017
	($ in millions)
Asset Derivatives:
Other current assets
Derivatives designated as hedging instruments:
Interest rate contracts - gains	$8.5	$6.9	$3.1
Commodity contracts - gains	7.2	11.4	7.5
Commodity contracts - losses	(1.2)	(0.1)	(1.2)
Derivatives not designated as hedging instruments:
Foreign exchange contracts - gains	1.1	2.0	0.4
Foreign exchange contracts - losses	(0.6)	(1.0)	(0.2)
Total other current assets	15.0	19.2	9.6
Other assets
Derivatives designated as hedging instruments:
Interest rate contracts - gains	3.7	3.6	8.3
Commodity contracts - gains	0.4	—	—
Commodity contracts - losses	(0.1)	—	—
Total other assets	4.0	3.6	8.3
Total Asset Derivatives(1)	$19.0	$22.8	$17.9
Liability Derivatives:
Current installments of long-term debt
Derivatives designated as hedging instruments:
Interest rate contracts - gains	$—	$—	$0.1
Total current installments of long-term debt	—	—	0.1
Accrued liabilities
Derivatives designated as hedging instruments:
Commodity contracts - losses	1.0	3.8	0.4
Commodity contracts - gains	(0.2)	—	(0.2)
Derivatives not designated as hedging instruments:
Foreign exchange contracts - losses	—	—	0.9
Foreign exchange contracts - gains	—	—	(0.6)
Total accrued liabilities	0.8	3.8	0.5
Other liabilities
Derivatives designated as hedging instruments:
Interest rate contracts - losses	40.3	28.1	29.6
Total other liabilities	40.3	28.1	29.6
Total Liability Derivatives(1)	$41.1	$31.9	$30.2

(1)	Does not include the impact of cash collateral received from or provided to counterparties.

The following table summarizes the effects of derivative instruments on our condensed statements of operations:

		Amount of (Loss) Gain
		Three Months Ended March 31,
	Location of (Loss) Gain	2018	2017
Derivatives – Cash Flow Hedges		($ in millions)
Recognized in other comprehensive income (effective portion):
Commodity contracts	———	$(1.0)	$(5.0)
Interest rate contracts	———	3.1	1.9
		$2.1	$(3.1)
Reclassified from accumulated other comprehensive loss into income (effective portion):
Interest rate contracts	Interest expense	$1.3	$—
Commodity contracts	Cost of goods sold	1.0	0.1
		$2.3	$0.1
Derivatives – Fair Value Hedges
Interest rate contracts	Interest expense	$0.2	$1.2
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Selling and administration	$0.5	$(4.5)

The ineffective portion of changes in fair value resulted in zero charged or credited to earnings for the three months ended March 31, 2018 and 2017.

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

Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceeds a specific threshold. If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability. As of March 31, 2018, December 31, 2017 and March 31, 2017, this threshold was not exceeded. In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.

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

Determining which hierarchical level an asset or liability falls within requires significant judgment. We evaluate our hierarchy disclosures each quarter. The following table summarizes the assets and liabilities measured at fair value in the condensed balance sheets:

	Fair Value Measurements
Balance at March 31, 2018	Level 1	Level 2	Level 3	Total
Assets	($ in millions)
Interest rate swaps	$—	$12.2	$—	$12.2
Commodity contracts	—	6.3	—	6.3
Foreign exchange contracts	—	0.5	—	0.5
Liabilities
Interest rate swaps	$—	$40.3	$—	$40.3
Commodity contracts	—	0.8	—	0.8
Balance at December 31, 2017
Assets
Interest rate swaps	$—	$10.5	$—	$10.5
Commodity contracts	—	11.3	—	11.3
Foreign exchange contracts	—	1.0	—	1.0
Liabilities
Interest rate swaps	$—	$28.1	$—	$28.1
Commodity contracts	—	3.8	—	3.8
Balance at March 31, 2017
Assets
Interest rate swaps	$—	$11.4	$—	$11.4
Commodity contracts	—	6.3	—	6.3
Foreign exchange contracts	—	0.2	—	0.2
Liabilities
Interest rate swaps	$—	$29.7	$—	$29.7
Commodity contracts	—	0.2	—	0.2
Foreign exchange contracts	—	0.3	—	0.3

For the three months ended March 31, 2018, there were no transfers into or out of Level 1, Level 2 or Level 3.

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

	Fair Value Measurements				Amount recorded on balance sheets
	Level 1	Level 2	Level 3	Total
	($ in millions)
Balance at March 31, 2018	$—	$3,583.9	$153.0	$3,736.9	$3,535.4
Balance at December 31, 2017	—	3,758.0	153.0	3,911.0	3,612.0
Balance at March 31, 2017	—	3,759.2	153.0	3,912.2	3,612.6

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by ASC 820. There were no assets measured at fair value on a nonrecurring basis as of March 31, 2018, December 31, 2017 and March 31, 2017.

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

In October 2015, Blue Cube Spinco LLC (the Issuer) issued $720.0 million aggregate principal amount of 9.75% senior notes due October 15, 2023 (2023 Notes) and $500.0 million aggregate principal amount of 10.00% senior notes due October 15, 2025 (2025 Notes and, together with the 2023 Notes, the Notes). During 2016, the Notes were registered under the Securities Act of 1933, as amended. The Issuer was formed on March 13, 2015 as a wholly owned subsidiary of DowDuPont and upon closing of the Acquisition became a 100% owned subsidiary of Olin (the Parent Guarantor). The Exchange Notes are fully and unconditionally guaranteed by the Parent Guarantor.

The following condensed consolidating financial information presents the condensed consolidating balance sheets as of March 31, 2018, December 31, 2017 and March 31, 2017, the related condensed consolidating statements of operations, comprehensive income (loss) and cash flows for each of the three months ended March 31, 2018 and 2017, of (a) the Parent Guarantor, (b) the Issuer, (c) the non-guarantor subsidiaries, (d) elimination entries necessary to consolidate the Parent Guarantor with the Issuer and the non-guarantor subsidiaries and (e) Olin on a consolidated basis. Investments in consolidated subsidiaries are presented under the equity method of accounting.

CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2018
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$3.6	$—	$105.5	$—	$109.1
Receivables, net	119.6	—	716.0	—	835.6
Intercompany receivables	—	—	2,191.7	(2,191.7)	—
Income taxes receivable	11.4	—	6.1	—	17.5
Inventories, net	160.2	—	515.4	—	675.6
Other current assets	223.7	—	7.3	(169.8)	61.2
Total current assets	518.5	—	3,542.0	(2,361.5)	1,699.0
Property, plant and equipment, net	551.8	—	2,987.6	—	3,539.4
Investment in subsidiaries	6,720.1	4,114.5	—	(10,834.6)	—
Deferred income taxes	43.7	—	42.5	(46.8)	39.4
Other assets	47.3	—	1,149.7	—	1,197.0
Long-term receivables—affiliates	—	1,531.8	—	(1,531.8)	—
Intangible assets, net	0.3	5.7	559.1	—	565.1
Goodwill	—	966.3	1,154.0	—	2,120.3
Total assets	$7,881.7	$6,618.3	$9,434.9	$(14,774.7)	$9,160.2
Liabilities and Shareholders' Equity
Current liabilities:
Current installments of long-term debt	$0.7	$—	$—	$—	$0.7
Accounts payable	62.0	—	639.7	(3.5)	698.2
Intercompany payables	2,191.7	—	—	(2,191.7)	—
Income taxes payable	2.3	—	13.7	—	16.0
Accrued liabilities	115.0	—	308.7	(167.6)	256.1
Total current liabilities	2,371.7	—	962.1	(2,362.8)	971.0
Long-term debt	1,352.2	1,952.2	230.3	—	3,534.7
Accrued pension liability	391.4	—	237.3	—	628.7
Deferred income taxes	—	4.1	541.1	(46.8)	498.4
Long-term payables—affiliates	680.0	—	851.8	(1,531.8)	—
Other liabilities	323.3	5.6	435.4	—	764.3
Total liabilities	5,118.6	1,961.9	3,258.0	(3,941.4)	6,397.1
Commitments and contingencies
Shareholders' equity:
Common stock	167.2	—	14.6	(14.6)	167.2
Additional paid-in capital	2,285.0	4,125.7	4,808.2	(8,933.9)	2,285.0
Accumulated other comprehensive loss	(552.8)	—	(4.8)	4.8	(552.8)
Retained earnings	863.7	530.7	1,358.9	(1,889.6)	863.7
Total shareholders' equity	2,763.1	4,656.4	6,176.9	(10,833.3)	2,763.1
Total liabilities and shareholders' equity	$7,881.7	$6,618.3	$9,434.9	$(14,774.7)	$9,160.2

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2017
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

CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2017
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$27.5	$—	$141.0	$—	$168.5
Receivables, net	113.6	—	660.9	—	774.5
Intercompany receivables	—	1.6	1,976.8	(1,978.4)	—
Income taxes receivable	21.7	0.7	6.9	(3.8)	25.5
Inventories, net	181.3	—	475.0	—	656.3
Other current assets	182.1	3.4	4.4	(145.0)	44.9
Total current assets	526.2	5.7	3,265.0	(2,127.2)	1,669.7
Property, plant and equipment, net	509.2	—	3,150.0	—	3,659.2
Investment in subsidiaries	6,068.3	3,769.8	—	(9,838.1)	—
Deferred income taxes	123.4	—	104.3	(115.0)	112.7
Other assets	50.0	—	587.2	—	637.2
Long-term receivables—affiliates	—	2,227.6	—	(2,227.6)	—
Intangible assets, net	0.4	5.7	609.3	—	615.4
Goodwill	—	966.3	1,152.7	—	2,119.0
Total assets	$7,277.5	$6,975.1	$8,868.5	$(14,307.9)	$8,813.2
Liabilities and Shareholders' Equity
Current liabilities:
Current installments of long-term debt	$0.8	$68.8	$12.2	$—	$81.8
Accounts payable	48.6	—	590.1	(1.4)	637.3
Intercompany payables	1,978.4	—	—	(1,978.4)	—
Income taxes payable	—	—	11.9	(3.8)	8.1
Accrued liabilities	130.7	—	272.5	(145.0)	258.2
Total current liabilities	2,158.5	68.8	886.7	(2,128.6)	985.4
Long-term debt	818.3	2,503.3	209.2	—	3,530.8
Accrued pension liability	437.9	—	189.6	—	627.5
Deferred income taxes	—	223.3	924.7	(115.0)	1,033.0
Long-term payables—affiliates	1,301.6	—	926.0	(2,227.6)	—
Other liabilities	289.6	6.5	68.8	—	364.9
Total liabilities	5,005.9	2,801.9	3,205.0	(4,471.2)	6,541.6
Commitments and contingencies
Shareholders' equity:
Common stock	165.9	—	14.6	(14.6)	165.9
Additional paid-in capital	2,253.7	4,125.7	4,808.2	(8,933.9)	2,253.7
Accumulated other comprehensive loss	(502.1)	—	(5.1)	5.1	(502.1)
Retained earnings	354.1	47.5	845.8	(893.3)	354.1
Total shareholders' equity	2,271.6	4,173.2	5,663.5	(9,836.7)	2,271.6
Total liabilities and shareholders' equity	$7,277.5	$6,975.1	$8,868.5	$(14,307.9)	$8,813.2

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2018
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Sales	$352.7	$—	$1,467.0	$(109.4)	$1,710.3
Operating expenses:
Cost of goods sold	312.0	—	1,326.1	(109.4)	1,528.7
Selling and administration	47.1	—	53.4	—	100.5
Restructuring charges	—	—	4.0	—	4.0
Acquisition-related costs	0.3	—	—	—	0.3
Other operating income	5.8	—	2.3	—	8.1
Operating (loss) income	(0.9)	—	85.8	—	84.9
Earnings of non-consolidated affiliates	0.5	—	—	—	0.5
Equity income in subsidiaries	28.4	22.2	—	(50.6)	—
Interest expense	17.0	41.3	6.9	(1.5)	63.7
Interest income	1.0	—	0.9	(1.5)	0.4
Non-operating pension income (expense)	6.7	—	(1.3)	—	5.4
Income (loss) before taxes	18.7	(19.1)	78.5	(50.6)	27.5
Income tax (benefit) provision	(2.2)	(9.9)	18.7	—	6.6
Net income (loss)	$20.9	$(9.2)	$59.8	$(50.6)	$20.9

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2017
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Sales	$314.8	$—	$1,360.4	$(108.1)	$1,567.1
Operating expenses:
Cost of goods sold	279.6	—	1,226.0	(108.1)	1,397.5
Selling and administration	45.8	—	47.1	—	92.9
Restructuring charges	—	—	8.2	—	8.2
Acquisition-related costs	7.0	—	—	—	7.0
Other operating (expense) income	(0.5)	—	0.1	—	(0.4)
Operating (loss) income	(18.1)	—	79.2	—	61.1
Earnings of non-consolidated affiliates	0.5	—	—	—	0.5
Equity income in subsidiaries	22.5	35.1	—	(57.6)	—
Interest expense	12.0	40.9	0.9	(1.4)	52.4
Interest income	0.7	—	0.9	(1.4)	0.2
Non-operating pension income (expense)	9.5	—	(1.0)	—	8.5
Income (loss) before taxes	3.1	(5.8)	78.2	(57.6)	17.9
Income tax (benefit) provision	(6.6)	(15.2)	26.3	—	4.5
Net income	$9.7	$9.4	$51.9	$(57.6)	$13.4

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended March 31, 2018
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Net income (loss)	$20.9	$(9.2)	$59.8	$(50.6)	$20.9
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net	—	—	12.4	—	12.4
Unrealized losses on derivative contracts, net	(0.1)	—	—	—	(0.1)
Amortization of prior service costs and actuarial losses, net	5.4	—	—	—	5.4
Total other comprehensive income, net of tax	5.3	—	12.4	—	17.7
Comprehensive income (loss)	$26.2	$(9.2)	$72.2	$(50.6)	$38.6

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended March 31, 2017
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Net income	$9.7	$9.4	$51.9	$(57.6)	$13.4
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net	—	—	6.0	—	6.0
Unrealized losses on derivative contracts, net	(2.0)	—	—	—	(2.0)
Amortization of prior service costs and actuarial losses, net	3.7	—	0.2	—	3.9
Total other comprehensive income, net of tax	1.7	—	6.2	—	7.9
Comprehensive income	$11.4	$9.4	$58.1	$(57.6)	$21.3

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2018
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Net operating activities	$69.3	$—	$11.6	$—	$80.9
Investing Activities
Capital expenditures	(41.7)	—	(47.8)	—	(89.5)
Proceeds from disposition of property, plant and equipment	—	—	0.1	—	0.1
Net investing activities	(41.7)	—	(47.7)	—	(89.4)
Financing Activities
Long-term debt:
Borrowings	550.0	—	0.3	—	550.3
Repayments	(20.2)	(570.0)	(19.7)	—	(609.9)
Stock options exercised	1.0	—	—	—	1.0
Dividends paid	(33.4)	—	—	—	(33.4)
Debt issuance costs	(8.5)	—	—	—	(8.5)
Intercompany financing activities	(570.0)	570.0	—	—	—
Net financing activities	(81.1)	—	(19.4)	—	(100.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.3)	—	(0.3)
Net decrease in cash and cash equivalents	(53.5)	—	(55.8)	—	(109.3)
Cash and cash equivalents, beginning of period	57.1	—	161.3	—	218.4
Cash and cash equivalents, end of period	$3.6	$—	$105.5	$—	$109.1

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2017
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Net operating activities	$59.6	$—	$40.3	$—	$99.9
Investing Activities
Capital expenditures	(24.1)	—	(58.9)	—	(83.0)
Net investing activities	(24.1)	—	(58.9)	—	(83.0)
Financing Activities
Long-term debt:
Borrowings	500.0	1,375.0	—	—	1,875.0
Repayments	(590.2)	(1,282.5)	—	—	(1,872.7)
Stock options exercised	8.8	—	—	—	8.8
Dividends paid	(33.1)	—	—	—	(33.1)
Debt issuance costs	(8.3)	(2.9)	—	—	(11.2)
Intercompany financing activities	89.6	(89.6)	—	—	—
Net financing activities	(33.2)	—	—	—	(33.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.3	—	0.3
Net increase (decrease) in cash and cash equivalents	2.3	—	(18.3)	—	(16.0)
Cash and cash equivalents, beginning of period	25.2	—	159.3	—	184.5
Cash and cash equivalents, end of period	$27.5	$—	$141.0	$—	$168.5

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

Executive Summary

2018 Overview

Net income was $20.9 million for the three months ended March 31, 2018 compared to $13.4 million for the three months ended March 31, 2017. The increase of $7.5 million, or 56%, was due to improved Chlor Alkali Products and Vinyls segment results due to higher product prices partially offset by lower Epoxy and Winchester segment results. First quarter 2018 results also included an $8.0 million pretax gain from an insurance recovery resulting from a second quarter 2017 Freeport, Texas vinyl chloride monomer facility business interruption claim.

Chlor Alkali Products and Vinyls generated segment income of $130.5 million for the three months ended March 31, 2018. Chlor Alkali Products and Vinyls segment income was higher than the prior year due to higher product prices of $117.5 million, primarily higher caustic soda pricing, partially offset by lower ethylene dichloride (EDC) pricing. The higher product prices were partially offset by lower volumes, primarily caustic soda. Chlor Alkali Products and Vinyls segment income included depreciation and amortization expense of $113.7 million and $104.6 million for the three months ended March 31, 2018 and 2017, respectively.

During 2017, North America caustic soda price contract indices increased $140 per ton and the caustic soda export price index increased approximately $260 per ton creating positive momentum into 2018. In the first quarter, North America caustic soda price contract indices increased an additional $55 per ton. During February 2018, a caustic soda price increase of $85 per ton was announced to be effective April 1, 2018. This price increase is in the process of being implemented and while the extent to which this price increase is achieved is uncertain, the majority of the benefits, if realized, would impact second and third quarters 2018 results.

Epoxy reported a segment loss of $22.1 million for the three months ended March 31, 2018. Epoxy segment results were lower than the prior year primarily due to $42.5 million of additional maintenance costs, unabsorbed fixed manufacturing costs and reduced profit from lost sales associated with maintenance turnarounds, which were primarily related to an approximately two-month planned maintenance turnaround at our production facility in Freeport, Texas. Epoxy segment results were also impacted by increased raw material costs, primarily associated with benzene and propylene, which were more than offset by higher product prices. Epoxy segment income included depreciation and amortization expense of $26.7 million and $22.4 million for the three months ended March 31, 2018 and 2017, respectively.

Winchester reported segment income of $12.0 million for the three months ended March 31, 2018. Winchester segment income declined from the prior year primarily due to increased commodity and other material costs, a less favorable product mix and lower selling prices, partially offset by lower operating costs. Winchester segment income included depreciation and amortization expense of $5.1 million and $4.9 million for the three months ended March 31, 2018 and 2017, respectively.

Financing

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

Consolidated Results of Operations

	Three Months Ended March 31,
	2018	2017
	($ in millions, except per share data)
Sales	$1,710.3	$1,567.1
Cost of goods sold	1,528.7	1,397.5
Gross margin	181.6	169.6
Selling and administration	100.5	92.9
Restructuring charges	4.0	8.2
Acquisition-related costs	0.3	7.0
Other operating income (expense)	8.1	(0.4)
Operating income	84.9	61.1
Earnings of non-consolidated affiliates	0.5	0.5
Interest expense	63.7	52.4
Interest income	0.4	0.2
Non-operating pension income	5.4	8.5
Income before taxes	27.5	17.9
Income tax provision	6.6	4.5
Net income	$20.9	$13.4
Net income per common share:
Basic	$0.13	$0.08
Diluted	$0.12	$0.08

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Sales for the three months ended March 31, 2018 were $1,710.3 million compared to $1,567.1 million in the same period last year, an increase of $143.2 million, or 9%. Chlor Alkali Products and Vinyls sales increased by $99.2 million, primarily due to higher caustic soda pricing, partially offset by lower EDC pricing, lower volumes, primarily caustic soda. Epoxy sales increased by $35.7 million primarily due to higher product prices, partially offset by lower volumes. Winchester sales increased by $8.3 million primarily due to higher military sales, partially offset by lower sales to commercial customers.

Gross margin increased $12.0 million compared to the three months ended March 31, 2017. Chlor Alkali Products and Vinyls gross margin increased by $44.0 million, primarily due to higher caustic soda pricing, partially offset by lower EDC pricing and lower volumes, primarily caustic soda. Epoxy gross margin decreased $17.9 million primarily due to an approximately two-month planned maintenance turnaround at our production facility in Freeport, Texas and increased raw material costs, primarily associated with benzene and propylene, which were more than offset by higher product prices. Winchester gross margin decreased $13.3 million primarily due to increased commodity and other material costs, a less favorable product mix and lower selling prices, partially offset by lower operating costs. Gross margin as a percentage of sales was 11% in both 2018 and 2017.

Selling and administration expenses for the three months ended March 31, 2018 were $100.5 million, an increase of $7.6 million from the prior year. The increase was primarily due to higher legal and legal-related settlement expenses of $5.0 million, partially offset by lower stock-based compensation expense of $6.7 million, which includes mark-to-market adjustments. Selling and administration expenses for the three months ended March 31, 2018 also included costs of $6.5 million associated with the Information Technology Project. In 2017, we began a multi-year implementation of new enterprise resource planning, manufacturing, and engineering systems. The project includes the required information technology infrastructure (collectively, the Information Technology Project). Selling and administration expenses as a percentage of sales were 6% in both 2018 and 2017.

Restructuring charges for the three months ended March 31, 2018 and 2017 of $4.0 million and $8.2 million, respectively, were primarily associated with the March 2016 closure of 433,000 tons of chlor alkali capacity across three separate locations.

Acquisition-related costs of $0.3 million and $7.0 million for the three months ended March 31, 2018 and 2017, respectively, were related to the integration of the Acquired Business, and consisted of advisory, legal, accounting and other professional fees.

Other operating income (expense) for the three months ended March 31, 2018 included an $8.0 million insurance recovery for a second quarter 2017 business interruption at our Freeport, Texas vinyl chloride monomer facility.

Interest expense increased by $11.3 million for the three months ended March 31, 2018, primarily due to higher interest rates and $3.9 million of accretion expense related to the 2020 ethylene payment discount.

Non-operating pension income includes all components of pension and other postretirement income (costs) other than service costs. Non-operating pension income was lower for the three months ended March 31, 2018 primarily due to an increase in the amortization of actuarial losses.

The effective tax rate for the three months ended March 31, 2018 included a benefit associated with stock-based compensation, a benefit associated with the estimated reduction of the one-time 2017 Tax Act transition tax and a benefit related to a foreign dividend payment. These factors resulted in a net $0.8 million tax benefit. After giving consideration to these items, the effective tax rate for the three months ended March 31, 2018 of 26.9% was higher than the 21% U.S. federal statutory rate, primarily due to state and foreign income taxes, partially offset by favorable permanent salt depletion deductions.  The effective tax rate for the three months ended March 31, 2017 was favorably impacted by stock-based compensation and unfavorably impacted by prior year tax positions. These factors resulted in a net $0.5 million tax benefit. After giving consideration to these items, the effective tax rate for the three months ended March 31, 2017 of 27.9% was lower than the 35% U.S. federal statutory rate primarily due to the favorable permanent tax deduction items, such as the salt depletion deduction and tax deductible dividends paid to the Contributing Employee Ownership Plan (CEOP).

Segment Results

We define segment results as income (loss) before interest expense, interest income, other operating income (expense), non-operating pension income and income taxes, and include the operating results of non-consolidated affiliates. Consistent with the guidance in Accounting Standards Codification (ASC) 280, “Segment Reporting,” we have determined it is appropriate to include the operating results of non-consolidated affiliates in the relevant segment financial results. We have three operating segments: Chlor Alkali Products and Vinyls, Epoxy and Winchester. The three operating segments reflect the organization used by our management for purposes of allocating resources and assessing performance. Chlorine used in our Epoxy segment is transferred at cost from the Chlor Alkali Products and Vinyls segment. Sales and profits are recognized in the Chlor Alkali Products and Vinyls segment for all caustic soda generated and sold by Olin.

	Three Months Ended March 31,
	2018	2017
Sales:	($ in millions)
Chlor Alkali Products and Vinyls	$936.1	$836.9
Epoxy	603.3	567.6
Winchester	170.9	162.6
Total sales	$1,710.3	$1,567.1
Income (loss) before taxes:
Chlor Alkali Products and Vinyls(1)	$130.5	$87.5
Epoxy	(22.1)	(1.2)
Winchester	12.0	25.1
Corporate/other:
Environmental expense	(2.3)	(2.6)
Other corporate and unallocated costs(2)	(36.5)	(31.6)
Restructuring charges(3)	(4.0)	(8.2)
Acquisition-related costs(4)	(0.3)	(7.0)
Other operating income (expense)(5)	8.1	(0.4)
Interest expense(6)	(63.7)	(52.4)
Interest income	0.4	0.2
Non-operating pension income(7)	5.4	8.5
Income before taxes	$27.5	$17.9

(1)
Earnings of non-consolidated affiliates are included in the Chlor Alkali Products and Vinyls segment results consistent with management’s monitoring of the operating segments. The earnings of non-consolidated affiliates were $0.5 million for both the three months ended March 31, 2018 and 2017.

(2)	Other corporate and unallocated costs for the three months ended March 31, 2018 included costs associated with the Information Technology Project of $6.5 million.

(3)
Restructuring charges for the three months ended March 31, 2018 and 2017 of $4.0 million and $8.2 million, respectively, were primarily associated with the March 2016 closure of 433,000 tons of chlor alkali capacity across three separate locations.

(4)
Acquisition-related costs for both the three months ended March 31, 2018 and 2017 were related to the integration of the Acquired Business, and consisted of advisory, legal, accounting and other professional fees.

(5)
Other operating income (expense) for the three months ended March 31, 2018 included an $8.0 million insurance recovery for a second quarter 2017 business interruption at our Freeport, Texas vinyl chloride monomer facility.

(6)	Interest expense for the three months ended March 31, 2018 included $3.9 million of accretion expense related to the 2020 ethylene payment discount.

(7)
Non-operating pension income reflects the adoption of ASU 2017-07 and includes all components of pension and other postretirement income (costs) other than service costs, which are allocated to the operating segments based on their respective estimated census data. Operating segment results for 2017 have been restated to reflect this accounting change.

Chlor Alkali Products and Vinyls

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Chlor Alkali Products and Vinyls sales for the three months ended March 31, 2018 were $936.1 million compared to $836.9 million for the same period in 2017, an increase of $99.2 million, or 12%. The sales increase was primarily due to increased product prices, primarily caustic soda pricing, partially offset by lower EDC pricing. The higher product prices were partially offset by lower volumes, primarily caustic soda.

Chlor Alkali Products and Vinyls segment income was $130.5 million for the three months ended March 31, 2018 compared to $87.5 million for the same period in 2017, an increase of $43.0 million, or 49%. Chlor Alkali Products and Vinyls segment income was higher due to higher product prices ($117.5 million), primarily caustic soda pricing, partially offset by lower EDC pricing. The higher prices were partially offset by lower volumes, primarily caustic soda ($43.2 million), increased costs ($18.7 million), primarily freight and logistics costs, higher depreciation and amortization expense ($9.1 million) and increased maintenance turnaround costs ($3.5 million). Chlor Alkali Products and Vinyls segment income included depreciation and amortization expense of $113.7 million and $104.6 million for the three months ended March 31, 2018 and 2017, respectively.

Epoxy

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Epoxy sales for the three months ended March 31, 2018 were $603.3 million compared to $567.6 million for the same period in 2017, an increase of $35.7 million, or 6%. The sales increase was primarily due to higher product prices ($54.6 million) and a favorable effect of foreign currency translation ($41.0 million), partially offset by lower volumes ($59.9 million). Epoxy sales volumes were negatively impacted by lost sales associated with maintenance turnarounds.

Epoxy segment loss was $22.1 million for the three months ended March 31, 2018 compared to segment loss of $1.2 million for the same period in 2017, a decrease in segment results of $20.9 million. Epoxy segment results were negatively impacted by higher maintenance costs, unabsorbed fixed manufacturing costs and reduced profit from lost sales associated with maintenance turnarounds ($42.5 million). Epoxy segment results were also impacted by increased raw material costs ($21.1 million), primarily associated with benzene and propylene, lower volumes ($10.7 million) and higher depreciation and amortization expense ($4.3 million). These decreases were partially offset by higher product prices ($54.6 million), a favorable effect of foreign currency translation ($2.0 million), primarily Euro’s, and decreased operating costs ($1.1 million). A significant percentage of our Euro denominated sales are also manufactured within Europe.  As a result, the impact of foreign currency translation on revenue is primarily offset by the impact of foreign currency translation on raw materials and manufacturing costs also denominated in Euros. Epoxy segment income included depreciation and amortization expense of $26.7 million and $22.4 million for the three months ended March 31, 2018 and 2017, respectively.

Winchester

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Winchester sales were $170.9 million for the three months ended March 31, 2018 compared to $162.6 million for the same period in 2017, an increase of $8.3 million, or 5%. The sales increase was primarily due to higher sales to military customers and law enforcement agencies ($15.0 million) partially offset by lower ammunition sales to commercial customers ($6.7 million).

Winchester reported segment income was $12.0 million for the three months ended March 31, 2018 compared to $25.1 million for the same period in 2017, a decrease of $13.1 million, or 52%. The decrease was due to higher commodity and other material costs ($7.0 million), lower product prices ($2.7 million) and a less favorable product mix ($4.5 million). These decreases were partially offset by lower operating costs ($1.1 million). Winchester segment income included depreciation and amortization expense of $5.1 million and $4.9 million for the three months ended March 31, 2018 and 2017, respectively.

Corporate/Other

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

For the three months ended March 31, 2018, charges to income for environmental investigatory and remedial activities were $2.3 million compared to $2.6 million for the three months ended March 31, 2017. These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the three months ended March 31, 2018, other corporate and unallocated costs were $36.5 million compared to $31.6 million for the three months ended March 31, 2017, an increase of $4.9 million. The increase was primarily due to higher costs associated with the Information Technology Project of $6.5 million and higher legal and legal-related settlement expenses of $6.2 million, partially offset by lower stock-based compensation expense of $6.7 million, which includes mark-to-market adjustments.

Outlook

Net income in 2018 is projected to be in the $1.40 to $1.95 per diluted share range, which includes estimated pretax restructuring charges totaling approximately $20 million. Net income in 2017 was $3.26 per diluted share, which included a tax benefit of $437.9 million from the 2017 Tax Act, pretax restructuring charges of $37.6 million and pretax acquisition-related integration costs of $12.8 million.

Second quarter 2018 earnings are forecast to improve compared to first quarter 2018. The first quarter, which included approximately $92 million of planned maintenance turnaround costs, is expected to be the weakest quarter of the year. We expect second quarter 2018 Chlor Alkali Products and Vinyls segment earnings to improve sequentially as we expect additional improvements in caustic soda, chlorine and chlorine-derivatives pricing. We expect second quarter 2018 Epoxy segment earnings to improve compared to first quarter 2018 due to lower maintenance costs and higher product prices.

Chlor Alkali Products and Vinyls 2018 segment income is expected to increase compared to 2017 segment income of $405.8 million reflecting higher caustic soda, chlorine, and chlorine-derivatives pricing and expected benefits due to lower ethylene costs associated with the acquisition of additional cost based ethylene from DowDuPont in late September 2017. Partially offsetting these increases are expected lower EDC pricing compared to 2017 and higher anticipated ethane costs.

Epoxy 2018 segment results are expected to improve from the 2017 segment loss of $11.8 million as increased volumes and higher product pricing are expected to more than offset higher raw material costs, primarily benzene and propylene, and higher maintenance turnaround expense.

Winchester 2018 segment income is not expected to exceed the $72.4 million of segment income achieved during 2017 primarily driven by higher commodity and other material costs, lower commercial sales and a less favorable product mix. These decreases are expected to be partially offset by higher levels of military demand.

Other Corporate and Unallocated costs in 2018 are expected to be higher than 2017 Other Corporate and Unallocated costs of $120.7 million due to higher costs associated with the Information Technology Project, increased stock-based compensation and increased legal and litigation costs. Costs associated with the Information Technology Project are estimated to be approximately $50 million in 2018 compared to $5.3 million in 2017.

During 2018, we anticipate environmental expenses in the $15 million to $20 million range compared to $8.5 million in 2017. We do not believe that there will be recoveries of environmental costs incurred and expensed in prior periods during 2018.

We expect non-operating pension income in 2018 to be lower than the 2017 level by approximately $10 million to $15 million primarily due to higher Pension Benefit Guaranty Corporation fees associated with our domestic qualified defined benefit plan and increased amortization of deferred pension actuarial losses. Based on our plan assumptions and estimates, we will not be required to make any cash contributions to our domestic qualified defined benefit pension plan in 2018. We have several international qualified defined benefit pension plans for which we anticipate cash contributions of less than $5 million in 2018.

In 2018, we currently expect our capital spending to be in the $375 million to $425 million range, including the investment associated with the Information Technology Project of approximately $100 million. We expect 2018 depreciation and amortization expense to be in the $570 million to $580 million range.

We currently believe the 2018 effective tax rate will be approximately 25%, including the impact of the 2017 Tax Act.

Environmental Matters

Environmental provisions charged to income, which are included in costs of goods sold, were $2.3 million and $2.6 million for the three months ended March 31, 2018 and 2017, respectively.

Our liabilities for future environmental expenditures were as follows:

	March 31,
	2018	2017
	($ in millions)
Balance at beginning of year	$131.6	$137.3
Charges to income	2.3	2.6
Remedial and investigatory spending	(2.5)	(3.4)
Currency translation adjustments	(0.2)	0.1
Balance at end of period	$131.2	$136.6

Environmental investigatory and remediation activities spending was associated with former waste disposal sites and past manufacturing operations. Spending in 2018 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be approximately $26 million. Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we expect to incur to protect our interests against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $7.9 million at March 31, 2018. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and operation, maintenance and monitoring (OM&M) expenses that, in our experience, we expect to incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M. Charges to income for investigatory and remedial efforts could be material to our operating results in 2018.

Our condensed balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $131.2 million at March 31, 2018, $131.6 million at December 31, 2017 and $136.6 million at March 31, 2017, of which $111.2 million, $111.6 million and $119.6 million, respectively, were classified as other noncurrent liabilities. These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities.

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

Legal Matters and Contingencies

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities. As of March 31, 2018, December 31, 2017 and March 31, 2017, our condensed balance sheets included accrued liabilities for these legal actions of $13.3 million, $24.8 million and $13.3 million, respectively. These liabilities do not include costs associated with legal representation. Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations.

During the ordinary course of our business, contingencies arise resulting from an existing condition, situation or set of circumstances involving an uncertainty as to the realization of a possible gain contingency. In certain instances such as environmental projects, we are responsible for managing the cleanup and remediation of an environmental site. There exists the possibility of recovering a portion of these costs from other parties. We account for gain contingencies in accordance with the provisions of ASC 450 “Contingencies,” and therefore, do not record gain contingencies and recognize income until it is earned and realizable.

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data

	Three Months Ended March 31,
	2018	2017
Provided By (Used For)	($ in millions)
Net operating activities	$80.9	$99.9
Capital expenditures	(89.5)	(83.0)
Net investing activities	(89.4)	(83.0)
Long-term debt (repayments) borrowings, net	(59.6)	2.3
Stock options exercised	1.0	8.8
Debt issuance costs	(8.5)	(11.2)
Net financing activities	(100.5)	(33.2)

Operating Activities

For the three months ended March 31, 2018, cash provided by operating activities decreased by $19.0 million from the three months ended March 31, 2017, primarily due to a larger increase in working capital. For the three months ended March 31, 2018, working capital increased $73.2 million compared to an increase of $65.1 million for the three months ended March 31, 2017. Receivables increased from December 31, 2017 by $102.5 million primarily as a result of higher sales in the first quarter of 2018 compared to the fourth quarter of 2017. Inventories decreased from December 31, 2017 by $14.9 million primarily due to the planned maintenance turnarounds in our chemicals businesses during the three months ended March 31, 2018. Accounts payable and accrued liabilities increased from December 31, 2017 by $25.1 million.

Investing Activities

Capital spending of $89.5 million for the three months ended March 31, 2018 was $6.5 million higher than the corresponding period in 2017. For the total year 2018, we expect our capital spending to be in the $375 million to $425 million range, which is expected to include $100 million for the Information Technology Project. For the total year 2018, depreciation and amortization expense is forecast to be in the $570 million to $580 million range.

During 2017, we began a multi-year implementation of the Information Technology Project. The project is planned to standardize business processes across the chemicals businesses with the objective of maximizing cost effectiveness, efficiency and control across our global operations. The project is anticipated to be completed during 2020. Total capital spending is forecast to be $250 million and associated expenses are forecast to be $100 million. Our results for the three months ended March 31, 2018 included $10.1 million of capital spending and $6.5 million of expenses associated with this project.

Financing Activities

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

For the three months ended March 31, 2018, we made long-term debt repayments of $609.9 million including $570.0 million related to the $1,375.0 Term Loan Facility, $20.0 million related to the $600.0 million Senior Revolving Credit Facility, and $19.7 million related to the Receivables Financing Agreement.

For the three months ended March 31, 2018, we paid debt issuance costs of $8.5 million for the issuance of the 2030 Notes.

On March 9, 2017, we entered into the $1,975.0 million Senior Credit Facility. Pursuant to the agreement, the aggregate principal amount under the Term Loan Facility was increased to $1,375.0 million, and the aggregate commitments under the Senior Revolving Credit Facility were increased to $600.0 million, from $500.0 million. In March 2017, we drew the entire $1,375.0 million term loan and used the proceeds to redeem the remaining balance of the existing $1,350.0 million term loan facility of $1,282.5 million and a portion of the $800.0 million Sumitomo Credit Facility (Sumitomo Credit Facility). The maturity date for the Senior Credit Facility was extended from October 5, 2020 to March 9, 2022.

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

For the three months ended March 31, 2017, we made long-term debt repayments of $1,872.7 million, including $1,282.5 million relating to the $1,350.0 million term loan facility and $590.0 million relating to the Sumitomo Credit Facility.

For the three months ended March 31, 2017, we paid debt issuance costs of $11.2 million relating to the Senior Credit Facility and the 2027 Notes.

We issued 0.1 million and 0.5 million shares representing stock options exercised for the three months ended March 31, 2018 and 2017, respectively, with a total value of $1.0 million and $8.8 million, respectively.

The percent of total debt to total capitalization decreased to 56.1% as of March 31, 2018 from 56.7% as of December 31, 2017 as a result of a lower level of debt outstanding.

In the first quarter of 2018 and 2017, we paid a quarterly dividend of $0.20 per share. Dividends paid for the three months ended March 31, 2018 and 2017, were $33.4 million and $33.1 million, respectively. On April 26, 2018, our board of directors declared a dividend of $0.20 per share on our common stock, payable on June 11, 2018 to shareholders of record on May 10, 2018.

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

The overall decrease in cash for the three months ended March 31, 2018 primarily reflects our long-term debt repayments, net and capital spending, partially offset by our operating results. We believe, based on current and projected levels of cash flow from our operations, together with our cash and cash equivalents on hand and the availability to borrow under our Senior Revolving Credit Facility and Receivables Financing Agreement, we have sufficient liquidity to meet our short-term and long-term needs to make required payments of interest on our debt, fund our operating needs, fund working capital and capital expenditure requirements and comply with the financial ratios in our debt agreements.

On April 26, 2018, our board of directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price up to $500 million.  This program will terminate upon the purchase of $500 million of our common stock.

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

On March 9, 2017, we entered into the $1,975.0 million Senior Credit Facility. Pursuant to the agreement, the aggregate principal amount under the Term Loan Facility was increased to $1,375.0 million, and the aggregate commitments under the Senior Revolving Credit Facility were increased to $600.0 million, from $500.0 million. At March 31, 2018, we had $594.9 million available under our $600.0 million Senior Revolving Credit Facility because we had issued $5.1 million of letters of credit. In March 2017, we drew the entire $1,375.0 million term loan and used the proceeds to redeem the remaining balance of the existing $1,350.0 million term loan facility of $1,282.5 million and a portion of the $800.0 million Sumitomo Credit Facility. The maturity date for the Senior Credit Facility was extended from October 5, 2020 to March 9, 2022. The $600.0 million Senior Revolving Credit Facility includes a $100.0 million letter of credit subfacility. The Term Loan Facility includes amortization payable in equal quarterly installments at a rate of 5.0% per annum for the first two years, increasing to 7.5% per annum for the following year and to 10.0% per annum for the last two years. In connection with the $550.0 million prepayment of the Term Loan Facility in January 2018, the required quarterly installments of the Term Loan Facility were eliminated.

Under the Senior Credit Facility, we may select various floating-rate borrowing options. The actual interest rate paid on borrowings under the Senior Credit Facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the applicable facility for the prior fiscal quarter.  The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows. We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of March 31, 2018, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As of March 31, 2018, there were no covenants or other restrictions that would have limited our ability to borrow under these facilities.

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

In connection with the Acquisition, Olin and DowDuPont entered into arrangements for the long-term supply of ethylene by DowDuPont to Olin, pursuant to which, among other things, Olin made upfront payments in order to receive ethylene at producer economics and for certain reservation fees and for the option to obtain additional future ethylene supply at producer economics. During 2016, we exercised one of the options to reserve additional ethylene at producer economics. In September 2017, DowDuPont’s new Texas 9 ethylene cracker in Freeport, TX became operational. As a result, during 2017, a payment of $209.4 million was made in connection with this option. On February 27, 2017, we exercised the remaining option to reserve additional ethylene at producer economics from DowDuPont. In connection with the exercise of this option, we also secured a long-term customer arrangement. As a result, an additional payment will be made to DowDuPont of between $440 million and $465 million on or about the fourth quarter of 2020.

On December 20, 2016, we entered into a three year, $250.0 million Receivables Financing Agreement with PNC Bank, National Association, as administrative agent. Under the Receivables Financing Agreement, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the Receivables Financing Agreement incorporates the leverage and coverage covenants that are contained in the Senior Revolving Credit Facility. As of March 31, 2018, $382.7 million of our trade receivables were pledged as collateral and we had $230.3 million drawn under the agreement. As of March 31, 2018, we had $19.7 million additional borrowing capacity under the Receivables Financing Agreement. As of December 31, 2017, $340.9 million of our trade receivables were pledged as collateral and $249.7 million was drawn under the agreement.

Olin also has trade accounts receivable factoring arrangements (AR Facilities) and pursuant to the terms of the AR

Facilities, certain of our subsidiaries may sell their accounts receivable up to a maximum of $294.0 million. We will continue to service the outstanding accounts sold. These receivables qualify for sales treatment under ASC 860 and, accordingly, the proceeds are included in net cash provided by operating activities in the condensed statements of cash flows. The gross amount of receivables sold for the three months ended March 31, 2018 and 2017 totaled $413.1 million and $389.6 million, respectively.  The agreements are without recourse and therefore no recourse liability has been recorded as of March 31, 2018.  As of March 31, 2018, December 31, 2017 and March 31, 2017, $178.9 million, $182.3 million and $145.0 million, respectively, of receivables qualifying for sales treatment were outstanding and will continue to be serviced by us.

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

For the three months ended March 31, 2018, cash provided by operating activities decreased by $19.0 million from the three months ended March 31, 2017, primarily due to a larger increase in working capital. For the three months ended March 31, 2018, working capital increased $73.2 million compared to an increase of $65.1 million for the three months ended March 31, 2017. Receivables increased from December 31, 2017 by $102.5 million primarily as a result of higher sales in the first quarter of 2018 compared to the fourth quarter of 2017. Inventories decreased from December 31, 2017 by $14.9 million primarily due to the planned maintenance turnarounds in our chemicals businesses during the three months ended March 31, 2018. Accounts payable and accrued liabilities increased from December 31, 2017 by $25.1 million.

Capital spending of $89.5 million for the three months ended March 31, 2018 was $6.5 million higher than the corresponding period in 2017. For the total year 2018, we expect our capital spending to be in the $375 million to $425 million range, which is expected to include $100 million for the Information Technology Project. For the total year 2018, depreciation and amortization expense is forecast to be in the $570 million to $580 million range.

During 2017, we began a multi-year implementation of the Information Technology Project. The project is planned to standardize business processes across the chemicals businesses with the objective of maximizing cost effectiveness, efficiency and control across our global operations. The project is anticipated to be completed during 2020. Total capital spending is forecast to be $250 million and associated expenses are forecast to be $100 million. Our results for the three months ended March 31, 2018 included $10.1 million of capital spending and $6.5 million of expenses associated with this project.

At March 31, 2018, we had total letters of credit of $77.0 million outstanding, of which $5.1 million were issued under our $600.0 million Senior Revolving Credit Facility. The letters of credit were used to support certain long-term debt, certain workers compensation insurance policies, certain plant closure and post-closure obligations and certain international pension funding requirements.

Our current debt structure is used to fund our business operations. As of March 31, 2018, we had long-term borrowings, including the current installment and capital lease obligations, of $3,535.4 million, of which $1,139.6 million was at variable rates. Commitments from banks under our Senior Revolving Credit Facility, Receivables Financing Agreement and AR Facilities are additional sources of liquidity.

In April 2016, we entered into three tranches of forward starting interest rate swaps whereby we agreed to pay fixed rates to the counterparties who, in turn, pay us floating rates on $1,100.0 million, $900.0 million, and $400.0 million of our underlying floating-rate debt obligations. Each tranche’s term length is for twelve months beginning on December 31, 2016, December 31, 2017, and December 31, 2018, respectively. The counterparties to the agreements are SMBC Capital Markets, Inc., Wells Fargo, PNC Bank, National Association and Toronto-Dominion Bank. These counterparties are large financial institutions; however, the risk of loss to us in the event of nonperformance by a counterparty could be significant to our financial position or results of operations. We have designated the swaps as cash flow hedges of the risk of changes in interest payments associated with our variable-rate borrowings. Accordingly, the outstanding swap agreements have been recorded at their fair market value of $12.2 million and are included in other current assets and other assets on the accompanying condensed balance sheet as of March 31, 2018, with the corresponding gain deferred as a component of other comprehensive loss. For the three months ended March 31, 2018 and 2017, $1.3 million and less than $0.1 million, respectively, of income was recorded to interest expense on the accompanying condensed statements of operations related to these swap agreements.

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

We have designated the April 2016 and October 2016 interest rate swap agreements as fair value hedges of the risk of changes in the value of fixed-rate debt due to changes in interest rates for a portion of our fixed-rate borrowings. Accordingly, the swap agreements have been recorded at their fair market value of $40.3 million and are included in other long-term liabilities on the accompanying condensed balance sheet as of March 31, 2018, with a corresponding decrease in the carrying amount of the related debt. For the three months ended March 31, 2018 and 2017, $0.2 million and $1.2 million, respectively, of income was recorded to interest expense on the accompanying condensed statements of operations related to these swap agreements.

Off-Balance Sheet Arrangements

Non-cancelable operating leases and purchasing commitments are utilized in our normal course of business for our projected needs. We have supply contracts with various third parties for certain raw materials including ethylene, electricity, propylene and benzene. These agreements are maintained through long-term cost based contracts that provide us with a reliable supply of key raw materials.

New Accounting Standards

In March 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (SAB 118) which amends ASC 740 “Income Taxes.” This update codifies the guidance in SAB 118. SAB 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” has provided guidance for companies that have not completed their accounting for the income tax effects of the U.S. Tax Cuts and Jobs Act (the 2017 Tax Act) in the period of enactment, allowing for a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. During 2017, we recognized a provisional deferred tax benefit of $437.9 million, which was included as a component of income tax (benefit) provision. At March 31, 2018, we have not completed our accounting for the tax effects of enactment of the 2017 Tax Act as the income tax benefit may require further adjustments in 2018 due to anticipated additional guidance from the U.S. Department of the Treasury, changes in Olin’s assumptions, completion of 2017 tax returns, and further information and interpretations that become available; however, we have made a reasonable estimate of the effects on our existing deferred tax balances and of the one-time transition tax. Additional revisions to our estimates through the measurement period may have a material impact on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” which amends ASC 220 “Income Statement—Reporting Comprehensive Income.”  This update allows a reclassification from accumulated other comprehensive loss to retained earnings for the stranded tax effects resulting from the 2017 Tax Act during each fiscal year or quarter in which the effect of the lower tax rate is recorded.  The update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with earlier application permitted.  We adopted this update in March 2018 and reclassified $85.9 million related to the provisional deferred gain resulting from the 2017 Tax Act from accumulated other comprehensive loss to retained earnings.

In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedge Activities” which amends Accounting Standards Codification (ASC) 815 “Derivatives and Hedging.” This update is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting guidance, and increase transparency as to the scope and results of hedge programs. The update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with earlier application permitted. We elected to early adopt this update on January 1, 2018. This update did not have a material impact on our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (ASU 2017-07) which amends ASC 715 “Compensation—Retirement Benefits.” This update requires the presentation of the service cost component of net periodic benefit (income) costs in the same income statement line item as other employee compensation costs arising from services rendered during the period. The update requires the presentation of the other components of the net periodic benefit income (costs) separately from the line item that includes the service cost and outside of any subtotal of operating income. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The guidance in this update is applied on a retrospective basis with earlier application permitted. We adopted this update on January 1, 2018 using the retrospective method. The adoption of ASU 2017-07 resulted in a change in our net periodic benefit (income) costs within operating income, which was offset by a corresponding change in non-operating pension income to reflect the impact of presenting the interest cost, expected return on plan assets and amortization of prior service cost and net actuarial loss components of net periodic benefit (income) costs outside of operating income.  For the three months ended March 31, 2017, the adoption of ASU 2017-07 resulted in a reclassification of $3.8 million from cost of goods sold and $4.7 million from selling and administration to non-operating pension income reflecting the aforementioned reclassification on our consolidated statements of operations.   The service cost component of net periodic benefit (income) costs continue to be included in the same income statement line item as other employee compensation costs arising from services rendered during the period.

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

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments” which amends ASC 230 “Statement of Cash Flows.” This update will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The update is effective for fiscal years beginning after December 15, 2017. The update will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. We adopted this update on January 1, 2018. In connection with this update, we made an accounting policy election to apply the nature of the distribution approach when determining the proper classification of distributions received from equity method investments. The adoption of this update did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 “Leases,” (ASU 2016-02) which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 “Leases.” Subsequent to the issuance of ASU 2016-02, ASC 842 was amended by various updates that amend and clarify the impact and implementation of the aforementioned update. These updates require lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. These updates also expand the required quantitative and qualitative disclosures surrounding leases. These updates are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. These updates will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We continue to evaluate the impact these updates will have on our consolidated financial statements. Based on the analysis conducted to date, we expect there will be an increase in assets and liabilities on the consolidated balance sheets at adoption due to the recording of right-of-use assets and corresponding lease liabilities, which may be material. We believe the updates will also have an impact on our accounting policies, internal controls and disclosures related to leases. We have not yet determined the adoption method we will use.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (ASU 2014-09), which amends ASC 605 “Revenue Recognition” and creates a new topic, ASC 606 “Revenue from Contracts with Customers” (ASC 606). Subsequent to the issuance of ASU 2014-09, ASC 606 was amended by various updates that amend and clarify the impact and implementation of the aforementioned update. These updates provide guidance on how an entity should recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Upon initial application, the provisions of these updates are required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. These updates also expand the disclosure requirements surrounding revenue recorded from contracts with customers. These updates are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We adopted these updates on January 1, 2018 using the modified retrospective transition method. The cumulative effect of applying the updates did not have a material impact on our consolidated financial statements. The most significant impact the updates had was on our accounting policies and disclosures on revenue recognition. Expanded disclosures regarding revenue recognition are included within our notes to consolidated financial statements.

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

Energy costs, including electricity and natural gas, and certain raw materials used in our production processes are subject to price volatility. Depending on market conditions, we may enter into futures contracts, forward contracts, commodity swaps and put and call option contracts in order to reduce the impact of commodity price fluctuations. As of March 31, 2018, we maintained open positions on commodity contracts with a notional value totaling $128.4 million ($92.8 million at December 31, 2017 and $101.3 million at March 31, 2017). Assuming a hypothetical 10% increase in commodity prices which are currently hedged, as of March 31, 2018, we would experience an $12.8 million ($9.3 million at December 31, 2017 and $10.1 million at March 31, 2017) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.

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

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Our current debt structure is used to fund business operations, and commitments from banks under our Senior Revolving Credit Facility are a source of liquidity. As of March 31, 2018, December 31, 2017 and March 31, 2017, we had long-term borrowings, including current installments and capital lease obligations, of $3,535.4 million, $3,612.0 million and $3,612.6 million, respectively, of which $1,139.6 million, $1,749.0 million and $1,740.9 million at March 31, 2018, December 31, 2017 and March 31, 2017, respectively, were issued at variable rates.

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

Assuming no changes in the $1,139.6 million of variable-rate debt levels from March 31, 2018, we estimate that a hypothetical change of 100-basis points in the LIBOR interest rates would impact annual interest expense by $11.4 million. A portion of this hypothetical change would be offset by our interest rate swaps.

Our interest rate swaps reduced interest expense by $1.5 million and $1.2 million for the three months ended March 31, 2018 and 2017, respectively.

If the actual changes in commodities, foreign currency, or interest pricing is substantially different than expected, the net impact of commodity risk, foreign currency risk, or interest rate risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

Item 4. Controls and Procedures.

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements. These statements relate to analyses and other information that are based on management’s beliefs, certain assumptions made by management, forecasts of future results, and current expectations, estimates and projections about the markets and economy in which we and our various segments operate. These statements may include statements regarding the acquisition of the Acquired Business from DowDuPont, the expected benefits and synergies of the transaction, and future opportunities for the combined company following the transaction. The statements contained in this quarterly report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties.

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

The risks, uncertainties and assumptions involved in our forward-looking statements, many of which are discussed in more detail in our filings with the SEC, including without limitation the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017, include, but are not limited to the following:

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

•	our reliance on a limited number of suppliers for specified feedstock and services and our reliance on third-party transportation;

•	higher-than-expected raw material and energy, transportation and/or logistics costs;

•	failure to control costs or to achieve targeted cost reductions;

•	new regulations or public policy changes regarding the transportation of hazardous chemicals and the security of chemical manufacturing facilities;

•	the occurrence of unexpected manufacturing interruptions and outages, including those occurring as a result of labor disruptions and production hazards;

•	complications resulting from our multiple enterprise resource planning systems and the conversion to one single system;

•	changes in, or failure to comply with, legislation or government regulations or policies;

•	the failure or an interruption of our information technology systems;

•	economic and industry downturns that result in diminished product demand and excess manufacturing capacity in any of our segments and that, in many cases, result in lower selling prices and profits;

•	weak industry conditions could affect our ability to comply with the financial maintenance covenants in our Senior Credit Facility;

•	the effects of any declines in global equity markets on asset values and any declines in interest rates used to value the liabilities in our pension plan;

•	fluctuations in foreign currency exchange rates;

•	unexpected litigation outcomes;

•	costs and other expenditures in excess of those projected for environmental investigation and remediation or other legal proceedings;

•	our substantial amount of indebtedness and significant debt service obligations;

•	the integration of the Acquired Business may not be successful in fully realizing the benefits of the anticipated synergies;

•	failure to attract, retain and motivate key employees;

•	our assumptions included in long range plans not realized causing a non-cash impairment charge of long-lived assets;

•	adverse conditions in the credit and capital markets, limiting or preventing our ability to borrow or raise capital; and

•	differences between the historical financial information of Olin and the Acquired Business and our future operating performance.

All of our forward-looking statements should be considered in light of these factors. In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of our forward-looking statements.

Part II — Other Information

Item 1. Legal Proceedings.

Not Applicable.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not Applicable.

(b)	Not Applicable.

(c)
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2018	—	—	—
February 1-28, 2018	—	—	—
March 1-31, 2018	—	—	—
Total				—	(1)

(1)
On April 24, 2014, we announced a share repurchase program approved by the board of directors for the repurchase of up to 8 million shares of common stock that terminated on April 24, 2017. Prior to that termination date, 1,937,343 shares were repurchased, and the remaining 6,062,657 shares under this program expired. Related to the Acquisition, for a period of two years subsequent to the Closing Date, we were subject to certain restrictions on our ability to conduct share repurchases. On April 26, 2018, our board of directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price up to $500 million.  This program will terminate upon the purchase of $500 million of our common stock.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

10.1	Olin Corporation Performance Share Program as amended through January 25, 2018

11	Computation of Per Share Earnings (included in the Note—“Earnings Per Share” to Notes to Consolidated Financial Statements in Item 1)

12	Computation of Ratio of Earnings to Fixed Charges (Unaudited)

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLIN CORPORATION
(Registrant)

By:	/s/ Todd A. Slater
Vice President and Chief Financial Officer (Authorized Officer)

Date: May 2, 2018