Form 10-K
period 2018-12-31
OLIN CORP
filed 2019-02-25
CIK 74303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    ☒    No    ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes    ☐    No    ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No    ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes    ☒    No    ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes    ☐ No    ☒
As of June 30, 2018, the aggregate market value of registrant’s common stock, par value $1 per share, held by non-affiliates of registrant was approximately $4,774,200,502 based on the closing sale price as reported on the New York Stock Exchange.
As of January 31, 2019, 164,877,488 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Olin’s Annual Meeting of Shareholders to be held in 2019	Part III

PART I

Item 1.  BUSINESS

GENERAL

Olin Corporation (Olin) is a Virginia corporation, incorporated in 1892, having its principal executive offices in Clayton, MO.  We are a manufacturer concentrated in three business segments:  Chlor Alkali Products and Vinyls, Epoxy and Winchester.  The Chlor Alkali Products and Vinyls segment manufactures and sells chlorine and caustic soda, ethylene dichloride and vinyl chloride monomer, methyl chloride, methylene chloride, chloroform, carbon tetrachloride, perchloroethylene, trichloroethylene and vinylidene chloride, hydrochloric acid, hydrogen, bleach products and potassium hydroxide, which represent 57% of 2018 sales.  The Epoxy segment produces and sells a full range of epoxy materials, including allyl chloride, epichlorohydrin, liquid epoxy resins, solid epoxy resins and downstream products such as differentiated epoxy resins and additives, which represent 33% of 2018 sales. The Winchester segment produces and sells sporting ammunition, reloading components, small caliber military ammunition and components, and industrial cartridges, which represent 10% of 2018 sales.  See our discussion of our segment disclosures contained in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

GOVERNANCE

We maintain an Internet website at www.olin.com.  Our reports on Form 10-K, Form 10-Q and Form 8-K, as well as amendments to those reports, are available free of charge on our website, as soon as reasonably practicable after we file the reports with the Securities and Exchange Commission (SEC).  Also, a copy of our electronically filed materials can be obtained at www.sec.gov.  Our Principles of Corporate Governance, Committee Charters and Code of Conduct are available on our website at www.olin.com in the Leadership & Governance Section under Governance Documents and Committees.

In May 2018, our Chief Executive Officer executed the annual Section 303A.12(a) CEO Certification required by the New York Stock Exchange (NYSE), certifying that he was not aware of any violation of the NYSE’s corporate governance listing standards by us.  Additionally, our Chief Executive Officer and Chief Financial Officer executed the required Sarbanes-Oxley Act of 2002 Sections 302 and 906 certifications relating to this Annual Report on Form 10-K, which are filed with the SEC as exhibits to this Annual Report on Form 10-K.

PRODUCTS, SERVICES AND STRATEGIES

Chlor Alkali Products and Vinyls

Products and Services

We have been involved in the chlor alkali industry for more than 120 years and are a major participant in the global chlor alkali industry.  Chlorine, caustic soda and hydrogen are co-produced commercially by the electrolysis of salt.  These co-produced products are produced simultaneously, and in a fixed ratio of 1.0 ton of chlorine to 1.1 tons of caustic soda and 0.03 tons of hydrogen.  The industry refers to this as an Electrochemical Unit or ECU.  With a demonstrated capacity of 5.8 million ECUs as of the end of 2018, we have the largest global chlor alkali capacity, according to data from IHS, Inc. (IHS). IHS is a global information consulting company established in 1959 that provides information to a variety of industries.

Chlorine is used as a raw material in the production of thousands of products, including vinyls, urethanes, epoxy, water treatment chemicals and a variety of other organic and inorganic chemicals.  A significant portion of chlorine production is consumed in the manufacture of ethylene dichloride (EDC) and vinyl chloride monomer (VCM), both of which our Chlor Alkali Products and Vinyls segment produces. A large portion of our EDC production is utilized in the production of VCM, but we are also one of the largest global participants in merchant EDC sales. EDC and VCM are precursors for polyvinyl chloride (PVC). PVC is a plastic used in applications such as vinyl siding, pipe, pipe fittings and automotive parts.

Our Chlor Alkali Products and Vinyls segment is one of the largest global marketers of caustic soda, including caustic soda produced by DowDuPont Inc. (DowDuPont) (f/k/a The Dow Chemical Company) in Brazil. The off-take arrangement with DowDuPont in Brazil entitles the Chlor Alkali Products and Vinyls segment the right to market and sell the caustic soda produced at DowDuPont’s Aratu, Brazil site. The diversity of caustic soda sourcing allows us to cost effectively supply customers worldwide. Caustic soda has a wide variety of end-use applications, the largest of which includes water treatment, alumina, pulp and paper, urethanes, detergents and soaps and a variety of other organic and inorganic chemicals.

Our Chlor Alkali Products and Vinyls segment also includes our chlorinated organics business which is the largest global producer of chlorinated organic products that include chloromethanes (methyl chloride, methylene chloride, chloroform and carbon tetrachloride) and chloroethenes (perchloroethylene, trichloroethylene, and vinylidene chloride). Chlorinated organics participates in both the solvent segment, as well as the intermediate segment of the global chlorocarbon industry with a focus on sustainable applications and in applications where we can benefit from our cost advantages. Intermediate products are used as feedstocks in the production of fluoropolymers, fluorocarbon refrigerants and blowing agents, silicones, cellulosics and agricultural chemicals. Solvent products are sold into end uses such as surface preparation, dry cleaning, pharmaceuticals and regeneration of refining catalysts. This business’s unique technology allows us to utilize both hydrochloric acid and chlorinated hydrocarbon byproducts (RCls), produced by our other production processes, as raw materials in an integrated system. These manufacturing facilities also consume chlorine, which generates caustic soda production and sales.

We also manufacture and sell other chlor alkali-related products, including hydrochloric acid, sodium hypochlorite (bleach) and potassium hydroxide, which we refer to as co-products. The production of co-products, chlorinated organics and epoxy generally consume chlorine as a raw material creating downstream applications that upgrade the value of chlorine and enable caustic soda production. Our industry leadership in the production of chlorinated organics and epoxy resins, as well as other co-products, offer us nineteen integrated outlets for our captive chlorine.

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

Our Chlor Alkali Products and Vinyls segment maintains strong relationships with DowDuPont as both a customer and supplier. These relationships are maintained through long-term cost based contracts that provide us with a reliable supply of key raw materials and predictable and consistent demand for our end use products. Key products sold to DowDuPont include chlorine, caustic soda, chlorinated organics and VCM. Key raw materials received from DowDuPont include ethylene and electricity. Ethylene is supplied for the vinyls business under a long-term supply arrangement with DowDuPont whereby we receive ethylene at integrated producer economics.

Electricity, salt, ethylene and methanol are the major purchased raw materials for our Chlor Alkali Products and Vinyls segment.  Electricity is the single largest raw material component in the production of Chlor Alkali Products and Vinyls’ products. Approximately 77% of our electricity is generated from natural gas or hydroelectric sources.  Approximately 69% of our salt requirements are met by internal supply. Methanol is primarily sourced domestically and internationally from large producers. The high volume nature of this industry places an emphasis on cost management and we believe that our scale, integration and raw material positions make us one of the low cost producers in the industry.

The following table lists principal products and services of our Chlor Alkali Products and Vinyls segment.

Products & Services	Major End Uses	Plants & Facilities	Major Raw Materials & Components for Products/Services
Chlorine/caustic soda	Pulp & paper processing, chemical manufacturing, water purification, vinyl chloride manufacturing, bleach, swimming pool chemicals and urethane chemicals	Becancour, Canada Charleston, TN Freeport, TX McIntosh, AL Niagara Falls, NY Plaquemine, LA St. Gabriel, LA	salt, electricity

Ethylene dichloride/vinyl chloride monomer	Precursor to polyvinyl chloride used in vinyl siding, plumbing and automotive parts	Freeport, TX Plaquemine, LA	chlorine, ethylene, ethylene dichloride

Chlorinated organics intermediates	Used as feedstocks in the production of fluoropolymers, fluorocarbon refrigerants and blowing agents, silicones, cellulosics and agricultural chemicals	Freeport, TX Plaquemine, LA Stade, Germany	chlorine, ethylene dichloride, hydrochloric acid, methanol, RCls

Chlorinated organics solvents	Surface preparation, dry cleaning and pharmaceuticals	Freeport, TX Plaquemine, LA Stade, Germany	chlorine, ethylene dichloride, hydrochloric acid, RCls

Sodium hypochlorite (bleach)	Household cleaners, laundry bleaching, swimming pool sanitizers, semiconductors, water treatment, textiles, pulp & paper and food processing	Augusta, GA Becancour, Canada Charleston, TN Freeport, TX Henderson, NV Lemont, IL McIntosh, AL* Niagara Falls, NY* Santa Fe Springs, CA Tracy, CA	caustic soda, chlorine

Hydrochloric acid	Steel, oil & gas, plastics, organic chemical synthesis, water & wastewater treatment, brine treatment, artificial sweeteners, pharmaceuticals, food processing and ore & mineral processing	Becancour, Canada Charleston, TN Freeport, TX McIntosh, AL Niagara Falls, NY	chlorine, hydrogen

Potassium hydroxide	Fertilizer manufacturing, soaps, detergents & cleaners, battery manufacturing, food processing chemicals and deicers	Charleston, TN	electricity, potassium chloride

Hydrogen	Fuel source, hydrogen peroxide and hydrochloric acid	Becancour, Canada Charleston, TN Freeport, TX McIntosh, AL Niagara Falls, NY Plaquemine, LA St. Gabriel, LA	electricity, salt
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

Capitalize on Our Low Cost Position. Our advantaged cost position is derived from low-cost energy, scale, integration, and deep-water ports. We expect to maximize our low cost position to ship our products to customers worldwide.

Optimize the Breadth of Products and Pursue Incremental Expansion Opportunities. Fully utilize the portfolio of co-products and integrated derivatives to continually upgrade chlorine and caustic soda to the highest value applications and provide expansion opportunities.

Epoxy

Products and Services

The Epoxy business was one of the first major manufacturers of epoxy products, and has continued to build on more than half a century of history through product innovation and technical excellence. According to data from IHS, the Epoxy segment is one of the largest fully integrated global producers of epoxy resins, curing agents and intermediates. The Epoxy segment has a favorable manufacturing cost position which is driven by a combination of scale and integration into low cost feedstocks (including chlorine, caustic soda, allylics and aromatics). With its advantaged cost position, the Epoxy segment is among the lowest cost producers in the world. The Epoxy segment produces and sells a full range of epoxy materials, including upstream products such as allyl chloride (Allyl) and epichlorohydrin (EPI), midstream products such as liquid epoxy resins (LER) and solid epoxy resins (SER) and downstream products such as differentiated epoxy resins and additives.

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

Allyl is used not only as a feedstock in the production of EPI, but also as a chemical intermediate in multiple industries and applications, including water purification chemicals. EPI is primarily produced as a feedstock for use in the business’s epoxy resins, and also sold to epoxy producers globally who produce their own resins for end use segments such as coatings and adhesives. LER is manufactured in liquid form and cures with the addition of a hardener into a thermoset solid material offering a distinct combination of strength, adhesion and chemical resistance that is well-suited to coatings and composites applications. SER is processed further with bisphenol (BisA) to meet specific end market applications. While LER and SER are sold externally, a significant portion of LER production is further converted into differentiated epoxy resins where value-added modifications produce higher margin resins.

Our Epoxy segment maintains strong relationships with DowDuPont as both a customer and supplier. These relationships are maintained through long-term cost based contracts that provide us with a reliable supply of key raw materials. Key products sold to DowDuPont include aromatics and key raw materials received from DowDuPont include benzene and propylene.

The Epoxy segment’s production economics benefit from its integration into chlor alkali and aromatics which are key inputs in epoxy production. This fully integrated structure provides both access to low cost materials and significant operational flexibility. The Epoxy segment operates an integrated aromatics production chain producing cumene, phenol, acetone and BisA for internal consumption and external sale. The Epoxy segment’s consumption of chlorine enables the Chlor Alkali Products and Vinyls segment to generate caustic soda production and sales. Chlorine used in our Epoxy segment is transferred at cost from the Chlor Alkali Products and Vinyls segment.

The following table lists principal products and services of our Epoxy segment.

Products & Services	Major End Uses	Plants & Facilities	Major Raw Materials & Components for Products/Services
Allylics (allyl chloride and epichlorohydrin) & aromatics (acetone, bisphenol, cumene and phenol)	Manufacturers of polymers, resins and other plastic materials, water purification, and pesticides	Freeport, TX Stade, Germany Terneuzen, Netherlands	benzene, caustic soda, chlorine, propylene

Liquid epoxy resin/solid epoxy resin	Adhesives, paint and coatings, composites and flooring	Freeport, TX Guaruja, Brazil Stade, Germany	bisphenol, caustic soda, epichlorohydrin

Differentiated epoxy resins	Electrical laminates, paint and coatings, wind blades, electronics and construction	Baltringen, Germany Freeport, TX Guaruja, Brazil Gumi, South Korea Pisticci, Italy Rheinmunster, Germany Roberta, GA Stade, Germany Zhangjiagang, China	liquid epoxy resins, solid epoxy resins

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

Winchester

Products and Services

In 2019, Winchester is in its 153rd year of operation and its 89th year as part of Olin.  Winchester is a premier developer and manufacturer of small caliber ammunition for sale to domestic and international retailers (commercial customers), law enforcement agencies and domestic and international militaries.  We believe we are a leading U.S. producer of ammunition for recreational shooters, hunters, law enforcement agencies and the U.S. Armed Forces. Winchester also manufacturers industrial products that have various applications in the construction industry.

In December 2018, Winchester announced it submitted a proposal for the operation and maintenance of the Lake City Army Ammunition Plant.  The Lake City Army Ammunition Plant is the U.S. Army’s primary manufacturing location for small caliber ammunition.  It is expected that a decision will be made during the third quarter of 2019 and, that after a one-year transition period, the selected contractor will assume responsibility for the plant on October 1, 2020.  This represents a long-term opportunity for Winchester.

In September 2018, the U.S. Immigration and Customs Enforcement, Department of Homeland Security awarded Winchester a $12 million, five-year contract for 9mm “Readily Identifiable Training Ammunition.”

In April 2018, Winchester was awarded a $5 million, five-year contract from the Federal Bureau of Investigation for 9mm duty and frangible training ammunition.

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

Winchester has strong relationships throughout the sales and distribution chain and strong ties to traditional dealers and distributors.  Winchester has also built its business with key high-volume mass merchants and specialty sporting goods retailers.  Winchester has consistently developed industry-leading ammunition, which is recognized in the industry for manufacturing excellence, design innovation and consumer value. Winchester’s new ammunition products continue to receive awards from major industry publications, with recent awards including: American Hunter magazine’s Golden Bullseye Award as “Ammunition Product of the Year” in 2018 and 2016; Guns & Ammo magazine’s “Ammunition of the Year” award in 2017; and American Rifleman magazine’s Golden Bullseye Award as “Ammunition Product of the Year” in 2017.

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

The following table lists principal products and services of our Winchester segment.

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

Cost Reduction Strategy. Winchester plans to continue to focus on strategies that will lower our costs. During 2016, we completed the relocation of our centerfire pistol and rifle ammunition manufacturing operations from East Alton, IL to Oxford, MS. Our focus will continue to optimize the Oxford facility and maximize production output. During 2018, we initiated a cost reduction plan which will permanently close the ammunition assembly operations at our Winchester facility in Geelong, Australia.

INTERNATIONAL OPERATIONS

Olin has an international presence, including the geographic regions of Europe, Asia Pacific and Latin America. Approximately 43% of Olin’s 2018 sales were generated outside of the U.S., including 35% of our Chlor Alkali Products and Vinyls 2018 segment sales, 68% of our Epoxy 2018 segment sales and 10% of our Winchester 2018 segment sales. See Note 21 “Segment Information” of the notes to consolidated financial statements contained in Item 8, for geographic segment data.  We are incorporating our segment information from that Note into this section of our Form 10-K.

CUSTOMERS AND DISTRIBUTION

Products we sell to industrial or commercial users or distributors for use in the production of other products constitute a major part of our total sales.  We sell some of our products, such as epoxy resins, caustic soda and sporting ammunition, to a large number of users or distributors, while we sell other products, such as chlorine and chlorinated organics, in substantial quantities to a relatively small number of industrial users.  Olin has entered into or has significant relationships with a few customers including DowDuPont, who was our largest customer by revenue in 2018, representing approximately 14% of our total sales. We expect this relationship to continue to be significant to Olin and to represent more than 10% of our annual sales in the future. No other single customer accounted for more than 5% of sales. We discuss the customers for each of our three business segments in more detail above under “Products and Services.”

We market most of our products and services primarily through our sales force and sell directly to various industrial customers, mass merchants, retailers, wholesalers, other distributors and the U.S. Government and its prime contractors.

Sales to all U.S. Government agencies and sales under U.S. Government contracting activities in total accounted for approximately 2% of sales in 2018.  Because we engage in some government contracting activities and make sales to the U.S. Government, we are subject to extensive and complex U.S. Government procurement laws and regulations.  These laws and regulations provide for ongoing government audits and reviews of contract procurement, performance and administration.
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

BACKLOG

The total amount of estimated backlog was approximately $224 million and $174 million as of January 31, 2019 and 2018, respectively.  The backlog orders are associated with contractual orders in our Winchester business.  Backlogs in our other businesses are not significant. Backlog is comprised of all open customer orders which have been received, but not yet shipped.  The backlog was estimated based on expected volume to be shipped from firm contractual orders, which are subject to customary terms and conditions, including cancellation and modification provisions. Approximately 59% of contracted backlog as of January 31, 2019 is expected to be fulfilled during 2019, with the remainder expected to be fulfilled during 2020.

COMPETITION

We are in active competition with businesses producing or distributing the same or similar products, as well as, in some instances, with businesses producing or distributing different products designed for the same uses.

Chlor alkali manufacturers in North America, with approximately 17 million tons of chlorine and 18 million tons of caustic soda capacity, accounted for approximately 17% of worldwide chlor alkali production capacity.  In 2018, according to IHS, we have the largest chlor alkali capacity in North America and globally. While the technologies to manufacture and transport chlorine and caustic soda are widely available, the production facilities require large capital investments, and are subject to significant regulatory and permitting requirements. Approximately 76% of the total North American chlor alkali capacity is located in the U.S. Gulf Coast region. There is a worldwide market for caustic soda, which attracts imports and allows exports depending on market conditions. Other large chlor alkali producers in North America include The Occidental Petroleum Corporation (Oxy) and Westlake Chemical Corporation (Westlake).

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

EMPLOYEES

As of December 31, 2018, we had approximately 6,500 employees, with 5,400 working in the U.S. and 1,100 working in foreign countries.  Various labor unions represent a significant number of our hourly-paid employees for collective bargaining purposes.

The following labor contract is scheduled to expire in 2019:

Location	Number of Employees	Expiration Date
McIntosh (Chlor Alkali Products and Vinyls)	197	April 2019

While we believe our relations with our employees and their various representatives are generally satisfactory, we cannot assure that we can conclude this labor contract or any other labor agreements without work stoppages and cannot assure that any work stoppages will not have a material adverse effect on our business, financial condition or results of operations.

RESEARCH ACTIVITIES; PATENTS

Our research activities are conducted on a product-group basis at a number of facilities.  Company-sponsored research expenditures were $14.9 million in 2018, $14.5 million in 2017 and $10.9 million in 2016.

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

The principal basic raw materials for our production of Chlor Alkali Products and Vinyls’ products are electricity, salt, ethylene and methanol.  Electricity is the predominant energy source for our manufacturing facilities.  Approximately 77% of our electricity is generated from natural gas or hydroelectric sources. We have long-term power supply contracts with DowDuPont in addition to utilizing our own power assets, which allow for cost differentiation at specific U.S. manufacturing sites. A portion of our purchases of raw materials, including ethylene, are made under long-term supply agreements, while approximately 69% of the salt used in our Chlor Alkali Products and Vinyls segment is produced from internal resources. Methanol is primarily sourced domestically and internationally from large producers.

The Epoxy segment’s principal raw materials are chlorine, benzene, propylene and aromatics, which consist of cumene, phenol, acetone and BisA. A portion of our purchases of raw materials, including benzene, propylene and a portion of our aromatics requirements, are made under long-term supply agreements, while a portion of our aromatics requirements are produced from our integrated production chain. Chlorine is predominately sourced from our Chlor Alkali Products and Vinyls segment.

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

We are a party to various government and private environmental actions associated with former waste disposal sites and past manufacturing facilities.  Charges to income for investigatory and remedial efforts were $7.3 million, $10.3 million and $9.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. These charges may be material to operating results in future years. These charges do not include insurance recoveries for costs incurred and expensed in prior periods.

In connection with the October 5, 2015 acquisition of DowDuPont’s U.S. Chlor Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses, the prior owner of the businesses retained liabilities relating to releases of hazardous materials and violations of environmental law to the extent arising prior to October 5, 2015.

See our discussion of our environmental matters contained in Item 3—“Legal Proceedings” below, Note 22 “Environmental” of the notes to consolidated financial statements contained in Item 8 and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
The businesses of most of our customers, particularly our vinyls, urethanes and pulp and paper customers are, to varying degrees, cyclical and have historically experienced periodic downturns. These economic and industry downturns have been characterized by diminished product demand, excess manufacturing capacity and, in some cases, lower average selling prices. Therefore, any significant downturn in our customers’ businesses or in global economic conditions could result in a reduction in demand for our products and could adversely affect our results of operations or financial condition.
Although a majority of our sales are within North America, a large part of our financial performance is dependent upon a healthy economy beyond North America because we have a significant amount of sales abroad and our customers sell their products abroad. As a result, our business is and will continue to be affected by general economic conditions and other factors in Europe, Asia Pacific, particularly China, and Latin America, including fluctuations in interest rates, customer demand, labor and energy costs, currency changes and other factors beyond our control. The demand for our products and our customers’ products is directly affected by such fluctuations. In addition, our customers could decide to move some or all of their production to foreign locations, and this could reduce demand in North America for our products. We cannot assure you that events having an adverse effect on the industries in which we operate will not occur or continue, such as a downturn in the European, Asian Pacific, particularly Chinese, Latin American, or world economies, increases in interest rates or unfavorable currency fluctuations. Economic conditions in other regions of the world, predominantly Asia and Europe, can increase the amount of caustic soda produced and available for export to North America. The increased caustic soda supply can put downward pressure on our caustic soda prices, negatively impacting our profitability.
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
We obtain a significant portion of our raw materials from a few key suppliers. If any of these suppliers are unable to meet their obligations under present or any future supply agreements, we may be forced to pay higher prices to obtain the necessary raw materials. Any interruption of supply or any price increase of raw materials could have a material adverse effect on our business, financial condition and results of operations. We have entered into long-term agreements with DowDuPont to provide specified feedstocks and services for a number of our facilities. These facilities are dependent upon DowDuPont’s infrastructure for services such as wastewater and ground water treatment. Any failure of DowDuPont to perform its obligations under those agreements could adversely affect the operation of the affected facilities and our business, financial condition and results of operations. Most of these agreements are automatically renewable after their initial terms, but may be terminated by us or DowDuPont after specified notice periods. If we are required to obtain an alternate source for these feedstocks or services, we may not be able to obtain pricing on as favorable terms. Additionally, we may be forced to pay additional transportation costs or to invest in capital projects for pipelines or alternate facilities to accommodate railcar or other delivery methods or to replace other services.
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
If the availability of any of our principal feedstocks is limited or we are unable to obtain natural gas or energy from any of our energy sources, we may be unable to produce some of our products in the quantities demanded by our customers, which could have a material adverse effect on plant utilization and our sales of products requiring such raw materials. We have long-term supply contracts with various third parties for certain raw materials, including ethylene, electricity, propylene and benzene. As these contracts expire, we may be unable to renew these contracts or obtain new long-term supply agreements on terms comparable or as favorable to us, depending on market conditions, which may have a material adverse effect on our business, financial condition and results of operations. In addition, many of our long-term contracts contain provisions that allow our suppliers to limit the amount of raw materials shipped to us below the contracted amount in force majeure circumstances. If we are required to obtain alternate sources for raw materials because our suppliers are unwilling or unable to perform under raw material supply agreements or if a supplier terminates its agreements with us, we may not be able to obtain these raw materials from alternative suppliers or obtain new long-term supply agreements on terms comparable or favorable to us.
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
For example, our chlor alkali product transportation costs, particularly railroad shipment costs, have been increasing over the past several years. If transportation costs continue to increase, and we are unable to control those costs or pass the increased costs on to customers, our profitability in our Chlor Alkali Products and Vinyls and Epoxy segments would be negatively affected. Similarly, costs of commodity metals and other materials used in our Winchester business, such as copper and lead, can vary. If we experience significant increases in these costs and are unable to raise our prices to offset the higher costs, the profitability in our Winchester business would be negatively affected.

Third-Party Transportation—We rely heavily on third-party transportation, which subjects us to risks and costs that we cannot control, and which risks and costs may have a material adverse effect on our financial position or results of operations.
We rely heavily on railroad, truck, marine vessel, barge and other shipping companies to transport finished products to customers and to transport raw materials to the manufacturing facilities used by each of our businesses. These transport operations are subject to various hazards and risks, including extreme weather conditions, work stoppages and operating hazards, as well as domestic and international transportation and maritime regulations. In addition, the methods of transportation we utilize, including shipping chlorine and other chemicals by railroad and by barge, may be subject to additional, more stringent and more costly regulations in the future. If we are delayed or unable to ship finished products or unable to obtain raw materials as a result of any such new regulations or public policy changes related to transportation safety, or these transportation companies’ failure to operate properly, or if there are significant changes in the cost of these services due to new additional regulations, or otherwise, we may not be able to arrange efficient alternatives and timely means to obtain raw materials or ship goods, which could result in a material adverse effect on our business, financial position or results of operations. If any third-party railroad which we utilize to transport chlorine and other chemicals ceases to transport toxic-by-inhalation hazardous (TIH) materials, or if there are significant changes in the cost of shipping TIH materials by rail or otherwise, we may not be able to arrange efficient alternatives and timely means to deliver our products or at all, which could result in a material adverse effect on our business, financial position or results of operations.
Security and Chemicals Transportation—New regulations on the transportation of hazardous chemicals and/or the security of chemical manufacturing facilities and public policy changes related to transportation safety could result in significantly higher operating costs.
The transportation of our products and feedstocks, including transportation by pipeline, and the security of our chemical manufacturing facilities are subject to extensive regulation. Government authorities at the local, state and federal levels could implement new or stricter regulations that would impact the security of chemical plant locations and the transportation of hazardous chemicals. Our Chlor Alkali Products and Vinyls and Epoxy segments could be adversely impacted by the cost of complying with any new regulations. Our business also could be adversely affected if an incident were to occur at one of our facilities or while transporting products. The extent of the impact would depend on the requirements of future regulations and the nature of an incident, which are unknown at this time.
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

Integration of Information Technology Systems—Operation on multiple Enterprise Resource Planning (ERP) information systems, and the conversion to a new system, may negatively impact our operations.
We are highly dependent on our information systems infrastructure in order to process orders, track inventory, ship products in a timely manner, prepare invoices to our customers, maintain regulatory compliance and otherwise carry on our business in the ordinary course. We currently operate on multiple ERP information systems. Since we are required to process and reconcile our information from multiple systems, the chance of errors is greater. Inconsistencies in the information from multiple ERP systems could adversely impact our ability to manage our business efficiently and may result in heightened risk to our ability to maintain our books and records and comply with regulatory requirements. In 2017, we began a multi-year implementation of new enterprise resource planning, manufacturing, and engineering systems. The project includes the required information technology infrastructure (collectively, the Information Technology Project). The project is planned to standardize business processes across the chemicals businesses with the objective of maximizing cost effectiveness, efficiency and control across our global operations. The project is anticipated to be completed during 2020. The transition to a new ERP system involves numerous risks, including:

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
Legislation or regulations that may be adopted or modified by U.S. or foreign governments, including import and export duties and quotas, anti-dumping regulations and related tariffs, and tax regulation could significantly affect the sales, costs and profitability of our business. The chemical and ammunition industries are subject to legislative and regulatory actions, which could have a material adverse effect on our business, financial position or results of operations. Existing and future government regulations and laws may reduce the demand for our products, including certain chlorinated organic products, such as dry cleaning solvents. Any decrease in the demand for chlorinated organic products could result in lower unit sales and lower selling prices for such chlorinated organic products, which would have a material adverse effect on our business, financial condition and results of operations.
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
At December 31, 2018, the projected benefit obligation of $2,661.9 million exceeded the market value of assets in our qualified defined benefit pension plans by $668.9 million, as calculated under Accounting Standards Codification (ASC) 715 “Compensation—Retirement Benefits” (ASC 715). During 2016, we made a discretionary cash contribution to our domestic qualified defined benefit pension plan of $6.0 million. Based on our plan assumptions and estimates, we will not be required to make any cash contributions to the domestic qualified defined benefit pension plan at least through 2019.
We also have several international qualified defined benefit pension plans to which we made cash contributions of $2.6 million in 2018, $1.7 million in 2017 and $1.3 million in 2016, and we anticipate less than $5 million of cash contributions to international qualified defined benefit pension plans in 2019.
The impact of declines in global equity and fixed income markets on asset values may result in higher pension costs and may increase and accelerate the need to fund the pension plans in future years. For example, holding all other assumptions constant, a 100-basis point decrease or increase in the assumed long-term rate of return on plan assets for our domestic qualified defined benefit pension plan would have decreased or increased, respectively, the 2018 defined benefit pension plan income by approximately $19.9 million.  Holding all other assumptions constant for our domestic qualified defined benefit pension plan, a 50-basis point decrease in the discount rate used to calculate pension income for 2018 and the projected benefit obligation as of December 31, 2018 would have decreased pension income by $0.5 million and increased the projected benefit obligation by $137.0 million.  A 50-basis point increase in the discount rate used to calculate pension income for 2018 and the projected benefit obligation as of December 31, 2018 for our domestic qualified defined benefit pension plan would have increased pension income by $0.7 million and decreased the projected benefit obligation by $125.0 million.
Litigation and Claims—We are subject to litigation and other claims, which could cause us to incur significant expenses.
We are regularly a defendant in legal proceedings relating to our present and former operations. These include contract disputes, product liability claims, including ammunition and firearms, and proceedings alleging injurious exposure of plaintiffs to various chemicals and other substances (including proceedings based on alleged exposures to asbestos). Frequently, the proceedings alleging injurious exposure involve claims made by numerous plaintiffs against many defendants. Because of the inherent uncertainties of litigation, we are unable to predict the outcome of these proceedings and therefore cannot determine whether the financial impact, if any, will be material to our financial position, cash flows or results of operations.

International Sales and Operations—We are subject to risks associated with our international sales and operations that could have a material adverse effect on our business or results of operations.
Olin has an international presence, including the geographic regions of Europe, Asia Pacific and Latin America. In 2018, approximately 43% of our sales were generated outside of the United States. These international sales and operations expose us to risks, including:

•	difficulties and costs associated with complying with complex and varied laws, treaties, and regulations;

•	tariffs and trade barriers;

•	changes in laws and regulations, including the imposition of economic or trade sanctions affecting international commercial transactions;

•	risk of non-compliance with anti-bribery laws and regulations, such as the U.S. Foreign Corrupt Practices Act;

•	restrictions on, or difficulties and costs associated with, the repatriation of cash from foreign countries to the United States;

•	unfavorable currency fluctuations;

•	changes in local economic conditions;

•	unexpected changes in political or regulatory environments;

•	labor compliance and costs associated with a global workforce;

•	data privacy regulations;

•	difficulties in maintaining overseas subsidiaries and international operations; and

•	challenges in protecting intellectual property rights.

Any one or more of the above factors could have a material adverse effect on our business, financial condition or results of operations.
Credit Facility—Weak industry conditions could affect our ability to comply with the financial maintenance covenants in our senior credit facility.
Our senior credit facility includes certain financial maintenance covenants requiring us to not exceed a maximum leverage ratio and to maintain a minimum coverage ratio.
Depending on the magnitude and duration of chlor alkali cyclical downturns, including deterioration in prices and volumes, there can be no assurance that we will continue to be in compliance with these ratios. If we failed to comply with either of these covenants in a future period and were not able to obtain waivers from the lenders, we would need to refinance our current senior credit facility. However, there can be no assurance that such refinancing would be available to us on terms that would be acceptable to us or at all.

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
Indebtedness—Our indebtedness could adversely affect our financial condition.
As of December 31, 2018, we had $3,230.3 million of indebtedness outstanding. Outstanding indebtedness does not include amounts that could be borrowed under our $600.0 million senior revolving credit facility, under which $596.5 million was available for borrowing as of December 31, 2018 because we had issued $3.5 million of letters of credit. As of December 31, 2018, our indebtedness represented 53.3% of our total capitalization. At December 31, 2018, $125.9 million of our indebtedness was due within one year. Despite our level of indebtedness, we expect to continue to have the ability to borrow additional debt.
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
Our operations and assets are subject to extensive environmental, health and safety regulations, including laws and regulations related to air emissions, water discharges, waste disposal and remediation of contaminated sites. The nature of our operations and products, including the raw materials we handle, exposes us to the risk of liabilities, obligations or claims under these laws and regulations due to the production, storage, use, transportation and sale of materials that can adversely impact the environment or cause personal injury, including, in the case of chemicals, unintentional releases into the environment. Environmental laws may have a significant effect on the costs of use, transportation and storage of raw materials and finished products, as well as the costs of storage, transportation and disposal of wastes. In addition, we are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites. We have incurred, and expect to incur, significant costs and capital expenditures in complying with environmental laws and regulations.

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
In addition, future events, such as changes to or more rigorous enforcement of environmental laws, could require us to make additional expenditures, modify or curtail our operations and/or install additional pollution control equipment. It is possible that regulatory agencies may enact new or more stringent clean-up standards for chemicals of concern, including chlorinated organic products that we manufacture. This could lead to expenditures for environmental remediation in the future that are additional to existing estimates.
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
Various labor unions represent a significant number of our hourly paid employees for collective bargaining purposes. The following labor contract is scheduled to expire in 2019:

Location	Number of Employees	Expiration Date
McIntosh (Chlor Alkali Products and Vinyls)	197	April 2019
While we believe our relations with our employees and their various representatives are generally satisfactory, we cannot assure that we can conclude any labor agreements without work stoppages and cannot assure that any work stoppages will not have a material adverse effect on our business, financial condition or results of operations.
Asset Impairment—If our goodwill, other intangible assets or property, plant and equipment become impaired in the future, we may be required to record non-cash charges to earnings, which could be significant.
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

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.  PROPERTIES

Information concerning our principal locations from which our products and services are manufactured, distributed or marketed are included in the tables set forth under the caption “Products and Services” contained in Item 1—“Business.” Generally, these facilities are well maintained, in good operating condition, and suitable and adequate for their use. Our two largest facilities are co-located with DowDuPont. The land in which these facilities are located is leased with a 99 year initial term that commenced in 2015. Additionally, we lease warehouses, terminals and distribution offices and space for executive and branch sales offices and service departments. We believe our current facilities are adequate to meet the requirements of our present operations.

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

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  At December 31, 2018 and 2017, our consolidated balance sheets included liabilities for these legal actions of $15.6 million and $24.8 million, respectively.  These liabilities do not include costs associated with legal representation and do not include $8.0 million of insurance recoveries included in receivables, net within the accompanying consolidated balance sheet as of December 31, 2017.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially and adversely affect our financial position, cash flows or results of operations.

In connection with the October 5, 2015 acquisition of DowDuPont’s U.S. Chlor Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses, the prior owner of the businesses retained liabilities relating to litigation, releases of hazardous materials and violations of environmental law to the extent arising prior to October 5, 2015.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of January 31, 2019, we had 3,718 record holders of our common stock.

Our common stock is traded on the NYSE under the “OLN” ticker symbol.

A dividend of $0.20 per common share was paid during each of the four quarters in 2018 and 2017.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2018	52,323	$25.27	52,323
November 1-30, 2018	1,236,851	20.87	1,236,851
December 1-31, 2018	301,481	20.13	301,481
Total				$449,950,761	(1)

(1)
On April 26, 2018, our board of directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $500.0 million.  This program will terminate upon the purchase of $500.0 million of our common stock. Through December 31, 2018, 2,138,103 shares had been repurchased at a total value of $50,049,239 and $449,950,761 of common stock remained available for purchase under the program.

Performance Graph

This graph compares the total shareholder return on our common stock with the cumulative total return of the Standard & Poor’s 1000 Index (the S&P 1000 Index) and our current peer group of four companies comprised of: Huntsman, Trinseo S.A., Oxy and Westlake (collectively, the Peer Group).

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among Olin Corporation, the S&P 1000 Index,
and the Peer Group

	12/13	12/14	12/15	12/16	12/17	12/18
Olin Corporation	100	81	64	99	141	82
S&P 1000 Index	100	109	106	130	150	135
Peer Group	100	92	79	91	111	88
Copyright© 2019 Standard & Poor’s, a division of S&P Global. All rights reserved.

Data is for the five-year period from December 31, 2013 through December 31, 2018.  The cumulative return includes reinvestment of dividends.  The Peer Group is weighted in accordance with market capitalization (closing stock price multiplied by the number of shares outstanding) as of the beginning of each of the five years covered by the performance graph.  We calculated the weighted return for each year by multiplying (a) the percentage that each corporation’s market capitalization represented of the total market capitalization for all corporations in the Peer Group for such year by (b) the total shareholder return for that corporation for such year.

Item 6.  SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY

	2018	2017	2016	2015	2014
Operations	($ and shares in millions, except per share data)
Sales	$6,946	$6,268	$5,551	$2,854	$2,241
Cost of goods sold	5,822	5,555	4,945	2,499	1,863
Selling and administration	431	369	347	201	179
Restructuring charges	22	38	113	3	16
Acquisition-related costs	1	13	49	76	4
Other operating income	6	3	11	46	2
Earnings (losses) of non-consolidated affiliates	(20)	2	2	2	2
Interest expense	243	217	192	97	44
Interest income and other income	2	2	3	1	1
Non-operating pension income (expense)	22	34	45	(20)	23
Income (loss) before taxes from continuing operations	437	117	(34)	7	163
Income tax provision (benefit)	109	(432)	(30)	8	58
Income (loss) from continuing operations	328	549	(4)	(1)	105
Discontinued operations, net	—	—	—	—	1
Net income (loss)	$328	$549	$(4)	$(1)	$106
Financial position
Cash and cash equivalents	$179	$218	$185	$392	$257
Working capital, excluding cash and cash equivalents	410	527	439	395	182
Property, plant and equipment, net	3,482	3,576	3,705	3,953	931
Total assets	8,997	9,218	8,763	9,289	2,689
Capitalization:
Short-term debt	126	1	81	205	16
Long-term debt	3,104	3,611	3,537	3,644	650
Shareholders’ equity	2,832	2,754	2,273	2,419	1,013
Total capitalization	$6,062	$6,366	$5,891	$6,268	$1,679
Per share data
Basic:
Continuing operations	$1.97	$3.31	$(0.02)	$(0.01)	$1.33
Discontinued operations, net	—	—	—	—	0.01
Net income (loss)	$1.97	$3.31	$(0.02)	$(0.01)	$1.34
Diluted:
Continuing operations	$1.95	$3.26	$(0.02)	$(0.01)	$1.32
Discontinued operations, net	—	—	—	—	0.01
Net income (loss)	$1.95	$3.26	$(0.02)	$(0.01)	$1.33
Common cash dividends	0.80	0.80	0.80	0.80	0.80
Other
Capital expenditures	$385	$294	$278	$131	$72
Depreciation and amortization	601	559	534	229	139
Common dividends paid	134	133	132	80	63
Repurchases of common stock	50	—	—	—	65
Current ratio	1.5	1.8	1.7	1.7	2.2
Total debt to total capitalization	53.3%	56.7%	61.4%	61.4%	39.7%
Effective tax rate	25.0%	(368.9)%	88.6%	120.9%	35.5%
Average common shares outstanding - diluted	168.4	168.5	165.2	103.4	79.7
Shareholders	3,700	3,900	4,200	4,500	3,600
Employees	6,500	6,400	6,400	6,200	3,900

On October 5, 2015 (the Closing Date), we acquired from DowDuPont its U.S. Chlor Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses (collectively, the Acquired Business) using a Reverse Morris Trust Structure (collectively, the Acquisition). Since the Closing Date, our Selected Financial Data reflects the operating results of the Acquired Business. Our Selected Financial Data also reflects the adoption of Accounting Standards Update (ASU) 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” which required retrospective application. See Note 3 “Recent Accounting Pronouncements” of the notes to consolidated financial statements contained in Item 8. For the year ended December 31, 2015, non-operating pension income (expense) included $47.1 million of costs incurred as a result of the change in control which created a mandatory acceleration of expenses under our domestic non-qualified pension plan as a result of the Acquisition. These costs were previously included in acquisition-related costs.

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

Our Chlor Alkali Products and Vinyls segment is a commodity business where all supplier products are similar and price is the major supplier selection criterion.  We have little or no ability to influence prices in the large, global commodity markets.  Our Chlor Alkali Products and Vinyls segment produces some of the most widely used chemicals in the world that can be upgraded into a wide variety of downstream chemical products used in many end-markets. Cyclical price swings, driven by changes in supply/demand, can be abrupt and significant and, given capacity in our Chlor Alkali Products and Vinyls segment, can lead to significant changes in our overall profitability.

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

RECENT DEVELOPMENTS AND HIGHLIGHTS

2018 Overview

Net income was $327.9 million for the year ended December 31, 2018 compared to $549.5 million for 2017. Net income for the year ended December 31, 2017 reflects a tax benefit of $437.9 million from the U.S. Tax Cuts & Jobs Act (the 2017 Tax Act). After adjusting for the provisional benefit of the 2017 Tax Act, the increase in results from the prior year was due to improved Chlor Alkali Products and Vinyls and Epoxy segment results, primarily due to higher product prices. Net income for the year ended December 31, 2018 also included insurance recoveries for environmental costs incurred and expensed in prior periods of $111.0 million. These increases were partially offset by lower Winchester segment results and increased costs associated with the Information Technology Project. In 2017, we began a multi-year implementation of new enterprise resource planning, manufacturing and engineering systems, and related infrastructure (collectively, the Information Technology Project). Net income for the year ended December 31, 2018 also included a $21.5 million non-cash impairment charge associated with our investment in a non-consolidated affiliate and an $8.0 million pretax gain from an insurance recovery resulting from a second quarter 2017 Freeport, TX vinyl chloride monomer facility business interruption claim.

In 2018, Chlor Alkali Products and Vinyls generated segment income of $637.1 million compared to $405.8 million for 2017. Chlor Alkali Products and Vinyls segment income was higher than in the prior year due to increased pricing for caustic soda, EDC, chlorine and other chlorine-derivatives. Chlor Alkali Products and Vinyls 2018 segment income was negatively impacted by lower caustic soda volumes, a less favorable product mix and higher costs, including raw material and freight costs, maintenance to improve reliability and depreciation and amortization expense, partially offset by lower ethylene costs associated with the acquisition of additional cost-based ethylene from DowDuPont in late September 2017. Chlor Alkali Products and Vinyls 2018 segment income for the year ended December 31, 2018 was negatively impacted by the $21.5 million non-cash impairment charge associated with our investment in a non-consolidated affiliate. Chlor Alkali Products and Vinyls 2017 segment income was negatively impacted by incremental costs to continue operations and unabsorbed fixed manufacturing costs associated with Hurricane Harvey of $27.0 million. Chlor Alkali Products and Vinyls segment income included depreciation and amortization expense of $473.1 million and $432.2 million in 2018 and 2017, respectively.

For the year ended December 31, 2018, Chlor Alkali Products and Vinyls recorded a $21.5 million non-cash impairment charge related to an adjustment to the value of our 9.1% limited partnership interest in Bay Gas Storage Company, Ltd. (Bay Gas). Bay Gas owns, leases and operates underground gas storage and related pipeline facilities which are used to provide storage in the McIntosh, AL area and delivery of natural gas. The general partner, Sempra Energy (Sempra), announced in the second quarter of 2018 its plan to sell several assets including its 90.9% interest in Bay Gas.  In connection with this decision, Sempra recorded an impairment charge related to Bay Gas adjusting the related assets’ carrying values to an estimated fair value.  We recorded a reduction in our investment in the non-consolidated affiliate for the proportionate share of the non-cash impairment charge. Olin has no other non-consolidated affiliates. On January 1, 2019, we entered into an agreement to sell our 9.1% limited partnership interest in Bay Gas for approximately $20 million. The sale closed on February 7, 2019 which resulted in a gain of approximately $11 million which will be included in first quarter 2019 results.

During 2017, North America caustic soda price contract indices increased $140 per ton and the caustic soda export price indices increased approximately $260 per metric ton creating positive pricing momentum entering 2018. During 2018, North America caustic soda price contract indices increased an additional $40 per ton while the caustic soda export price indices decreased $270 per metric ton. However, during the second half of 2018 both domestic and export price indices experienced declines.

In 2018, Epoxy generated segment income of $52.8 million compared to a segment loss of $11.8 million for 2017.  Epoxy segment results were higher than the prior year primarily due to higher product prices, partially offset by increased raw material costs, primarily benzene and propylene, and lower volumes and a less favorable product mix. Epoxy segment results for the year ended December 31, 2018 were negatively impacted by $23.1 million of additional maintenance costs and unabsorbed fixed manufacturing costs associated with maintenance turnarounds, which were primarily associated with an approximately two-month planned maintenance turnaround at our production facilities in Freeport, TX. Epoxy 2017 segment results were negatively impacted by incremental costs to continue operations and unabsorbed fixed manufacturing costs associated with Hurricane Harvey of $27.7 million. Epoxy segment income included depreciation and amortization expense of $102.4 million and $94.3 million in 2018 and 2017, respectively.

Winchester reported segment income of $38.4 million for 2018 compared to $72.4 million for 2017.  Winchester segment income declined from the prior year primarily due to increased commodity and other material costs and decreased demand for commercial ammunition resulting in lower commercial sales volumes and lower product pricing. Winchester segment income included depreciation and amortization expense of $20.0 million and $19.5 million in 2018 and 2017, respectively.

During 2018, we settled certain disputes with respect to insurance coverage for costs at various environmental remediation sites for $121.0 million. We recorded a pretax gain of $111.0 million to the environmental provision, which was net of estimated liabilities of $10.0 million associated with claims by subsequent owners of certain of the settled environmental sites. We incurred legal fees of $21.5 million for the year ended December 31, 2018 associated with these recovery actions.

For the year ended December 31, 2018, we made long-term debt repayments, net of long-term debt borrowings, of $376.1 million. On January 19, 2018, Olin issued $550.0 million aggregate principal amount of 5.00% senior notes due February 1, 2030 (2030 Notes), which were registered under the Securities Act of 1933, as amended. Proceeds from the 2030 Notes were used to redeem $550.0 million of debt under the $1,375.0 million Term Loan Facility. This prepayment of the Term Loan Facility eliminated the required quarterly installments under the $1,375.0 million Term Loan Facility.

On April 26, 2018, our board of directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $500.0 million.  This program will terminate upon the purchase of $500.0 million of our common stock. For the year ended December 31, 2018, 2.1 million shares were repurchased and retired at a cost of $50.0 million.

CONSOLIDATED RESULTS OF OPERATIONS

	Years ended December 31,
	2018	2017	2016
	($ in millions, except per share data)
Sales	$6,946.1	$6,268.4	$5,550.6
Cost of goods sold	5,822.1	5,554.9	4,944.5
Gross margin	1,124.0	713.5	606.1
Selling and administration	430.6	369.8	347.2
Restructuring charges	21.9	37.6	112.9
Acquisition-related costs	1.0	12.8	48.8
Other operating income	6.4	3.3	10.6
Operating income	676.9	296.6	107.8
Earnings (losses) of non-consolidated affiliates	(19.7)	1.8	1.7
Interest expense	243.2	217.4	191.9
Interest income	1.6	1.8	3.4
Non-operating pension income	21.7	34.4	44.8
Income (loss) before taxes	437.3	117.2	(34.2)
Income tax provision (benefit)	109.4	(432.3)	(30.3)
Net income (loss)	$327.9	$549.5	$(3.9)
Net income (loss) per common share:
Basic	$1.97	$3.31	$(0.02)
Diluted	$1.95	$3.26	$(0.02)

2018 Compared to 2017

Sales for 2018 were $6,946.1 million compared to $6,268.4 million in 2017, an increase of $677.7 million, or 11%.  Chlor Alkali Products and Vinyls sales increased by $485.9 million primarily due to increased pricing for caustic soda, EDC, chlorine and other chlorine-derivatives, partially offset by lower caustic soda volumes and a less favorable product mix. Epoxy sales increased by $216.7 million primarily due to higher product prices, partially offset by lower volumes and a less favorable product mix. Winchester sales decreased by $24.9 million primarily due to lower sales to commercial customers, partially offset by higher sales to military customers and law enforcement agencies.

Gross margin increased $410.5 million, or 58%, from 2017. Gross margin was positively impacted by insurance recoveries for environmental costs incurred and expensed in prior periods of $111.0 million. Chlor Alkali Products and Vinyls gross margin increased by $263.8 million, primarily due to higher product pricing partially offset by increased costs, lower caustic soda volumes and a less favorable product mix. Epoxy gross margin increased $78.3 million primarily due to higher product prices partially offset by increased raw material costs, primarily benzene and propylene. Epoxy gross margin was also negatively impacted by the cost of an approximately two-month planned maintenance turnaround at our production facilities in Freeport, TX, which also reduced volumes. Both Chlor Alkali Products and Vinyls and Epoxy 2017 gross margins were negatively impacted by incremental costs to continue operations and unabsorbed fixed manufacturing costs associated with Hurricane Harvey. Winchester gross margin decreased $34.0 million primarily due to increased commodity and other material costs, lower commercial sales volumes and a less favorable product mix and lower selling prices. Gross margin as a percentage of sales increased to 16% in 2018 from 11% in 2017.

Selling and administration expenses in 2018 increased $60.8 million, or 16%, from 2017. The increase was primarily due to higher costs associated with the Information Technology Project of $31.2 million, higher legal and legal-related settlement expenses of $15.6 million, primarily associated with environmental recovery actions, increased incentive compensation expense of $11.6 million, an unfavorable foreign currency impact of $10.9 million and higher consulting and contract services of $10.4 million, which include transition service fees from DowDuPont. These increased costs were partially offset by lower stock-based compensation expense of $15.0 million, which includes mark-to-market adjustments. Selling and administration expenses as a percentage of sales were 6% in both 2018 and 2017.

Restructuring charges in 2018 and 2017 were primarily associated with the March 2016 closure of 433,000 tons of chlor alkali capacity across three separate locations. Restructuring charges in 2018 were also associated with a December 2018 decision to permanently close the ammunition assembly operations at our Winchester facility in Geelong, Australia.

Acquisition-related costs for the years ended December 31, 2018 and 2017 were related to the integration of the Acquired Business, and consisted of advisory, legal, accounting and other professional fees.

Other operating income for the year ended December 31, 2018 included an $8.0 million insurance recovery for a second quarter 2017 business interruption at our Freeport, TX vinyl chloride monomer facility partially offset by a $1.7 million loss on the sale of land. Other operating income for the year ended December 31, 2017 included a gain of $3.3 million from the sale of a former manufacturing facility.

Earnings (losses) of non-consolidated affiliates decreased by $21.5 million for the year ended December 31, 2018, which reflect a $21.5 million non-cash impairment charge recorded during 2018.

Interest expense increased by $25.8 million for the year ended December 31, 2018 primarily due to higher interest rates and an increase of $12.1 million of accretion expense related to the 2020 ethylene payment discount, partially offset by a lower level of debt outstanding for the year ended December 31, 2018 compared to 2017.

Non-operating pension income includes all components of pension and other postretirement income (costs) other than service costs. Non-operating pension income was lower for the year ended December 31, 2018, primarily due to an increase in the amortization of actuarial losses and higher Pension Benefit Guaranty Corporation fees associated with our domestic qualified defined benefit pension plan.

The effective tax rate for 2018 included benefits associated with the 2017 Tax Act, stock-based compensation, changes in tax contingencies, a foreign dividend payment, changes associated with prior year tax positions and the remeasurement of deferred taxes due to a decrease in our state effective tax rates. The effective tax rate also included expenses associated with a net increase in the valuation allowance related to deferred tax assets in foreign jurisdictions and the remeasurement of deferred taxes due to changes in our foreign tax rates. These factors resulted in a net $2.9 million tax benefit, of which $3.8 million related to the increase of the 2017 Tax Act benefit. After giving consideration to these items, the effective tax rate for 2018 of 25.7% was higher than the 21% U.S. federal statutory rate primarily due to state and foreign income taxes, foreign income inclusions and a net increase in the valuation allowance related to current year losses in foreign jurisdictions, partially offset by favorable permanent salt depletion deductions. The effective tax rate for 2017 included benefits associated with the 2017 Tax Act, an agreement with the Internal Revenue Service on prior period tax examinations, stock based compensation, U.S. federal tax credits, changes to prior year tax positions and a reduction to the deferred tax liability on unremitted foreign earnings. The effective tax rate also included an expense associated with a net increase in the valuation allowance, primarily related to foreign net operating losses and remeasurement of deferred taxes due to an increase in our state effective tax rates. These factors resulted in a net $452.3 million tax benefit, of which $437.9 million was a provisional benefit from the 2017 Tax Act. After giving consideration to these items, the effective tax rate for 2017 of 17.1% was lower than the 35% U.S. federal statutory rate, primarily due to favorable permanent salt depletion deductions.

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

Gross margin in 2017 increased $107.4 million, or 18%, from 2016. Chlor Alkali Products and Vinyls gross margin increased by $183.6 million, primarily due to higher caustic soda and EDC product prices and increased volumes. Partially offsetting these increases were higher electricity costs, primarily driven by higher natural gas prices, compared to 2016. Epoxy gross margin decreased $26.6 million primarily due to increased raw material costs, primarily benzene and propylene, partially offset by higher product prices and increased volumes. Both Chlor Alkali Products and Vinyls and Epoxy gross margins were also negatively impacted by higher maintenance costs, unabsorbed fixed manufacturing costs and reduced profit from lost sales associated with turnarounds and outages and Hurricane Harvey. Winchester gross margin decreased $52.9 million primarily due to lower commercial volumes, a less favorable product mix and increased commodity and other material costs. Gross margin as a percentage of sales were 11% in both 2017 and 2016.

Selling and administration expenses in 2017 increased $22.6 million, or 7%, from 2016. The increase was primarily due to higher consulting and contract services of $10.5 million, which include transition service fees from DowDuPont, and higher stock-based compensation expense of $8.2 million, which includes mark-to-market adjustments. Selling and administration expenses for 2017 also included costs associated with the Information Technology Project of $5.3 million. Selling and administration expenses as a percentage of sales were 6% in both 2017 and 2016.

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

Interest expense increased by $25.5 million in 2017 from 2016 primarily due to higher interest rates, $3.9 million of accretion expense related to the 2020 ethylene payment discount and the write-off of unamortized deferred debt issuance costs of $2.7 million associated with the redemption of the Sumitomo Credit Facility and a portion of the $1,850.0 million senior credit facility.

Non-operating pension income includes all components of pension and other postretirement income (costs) other than service costs. Non-operating pension income was lower for the year ended December 31, 2017, primarily due to an increase in the amortization of actuarial losses.

The effective tax rate for 2017 included benefits associated with the 2017 Tax Act, an agreement with the Internal Revenue Service on prior period tax examinations, stock based compensation, U.S. federal tax credits, changes to prior year tax positions and a reduction to the deferred tax liability on unremitted foreign earnings. The effective tax rate also included an expense associated with a net increase in the valuation allowance, primarily related to foreign net operating losses and remeasurement of deferred taxes due to an increase in our state effective tax rates. These factors resulted in a net $452.3 million tax benefit, of which $437.9 million was a provisional benefit from the 2017 Tax Act. After giving consideration to these items, the effective tax rate for 2017 of 17.1% was lower than the 35% U.S. federal statutory rate, primarily due to favorable permanent salt depletion deductions. The effective tax rate for 2016 included benefits associated with return to provision adjustments, primarily related to salt depletion and non-deductible acquisition costs, and the remeasurement of deferred taxes due to a decrease in our state effective tax rates. The effective tax rate also included an expense associated with a change in prior year uncertain tax positions. These factors resulted in a net $3.9 million tax benefit. After giving consideration to these items, the effective tax rate for 2016 of 77.2% was higher than the 35% U.S. federal statutory rate, primarily due to favorable permanent salt depletion deductions in combination with a pretax loss.

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

	Years ended December 31,
	2018	2017	2016
Sales:	($ in millions)
Chlor Alkali Products and Vinyls	$3,986.7	$3,500.8	$2,999.3
Epoxy	2,303.1	2,086.4	1,822.0
Winchester	656.3	681.2	729.3
Total sales	$6,946.1	$6,268.4	$5,550.6
Income (loss) before taxes:
Chlor Alkali Products and Vinyls(1)	$637.1	$405.8	$224.9
Epoxy	52.8	(11.8)	15.4
Winchester	38.4	72.4	120.9
Corporate/Other:
Environmental income (expense)(2)	103.7	(8.5)	(9.2)
Other corporate and unallocated costs(3)	(158.3)	(112.4)	(91.4)
Restructuring charges(4)	(21.9)	(37.6)	(112.9)
Acquisition-related costs(5)	(1.0)	(12.8)	(48.8)
Other operating income(6)	6.4	3.3	10.6
Interest expense(7)	(243.2)	(217.4)	(191.9)
Interest income	1.6	1.8	3.4
Non-operating pension income(8)	21.7	34.4	44.8
Income (loss) before taxes	$437.3	$117.2	$(34.2)

(1)
Earnings (losses) of non-consolidated affiliates are included in the Chlor Alkali Products and Vinyls segment results consistent with management’s monitoring of the operating segment.  The losses of non-consolidated affiliates were $19.7 million for the year ended December 31, 2018, which reflect a $21.5 million non-cash impairment charge recorded during 2018. The earnings of non-consolidated affiliates were $1.8 million and $1.7 million for the years ended December 31, 2017 and 2016, respectively.

(2)
Environmental income (expense) for the year ended December 31, 2018 included insurance recoveries for environmental costs incurred and expensed in prior periods of $111.0 million.  Environmental income (expense) is included in cost of goods sold in the consolidated statements of operations.

(3)
Other corporate and unallocated costs for the years ended December 31, 2018 and 2017 included costs associated with the implementation of the Information Technology Project of $36.5 million and $5.3 million, respectively.

(4)
Restructuring charges for the year ended December 31, 2018 included costs associated with permanently closing the ammunition assembly operations at our Geelong, Australia facility in December 2018. Restructuring charges for the years ended December 31, 2018, 2017 and 2016 were primarily associated with the March 2016 closure of 433,000 tons of chlor alkali capacity across three separate locations and permanently closing a portion of the Becancour, Canada chlor alkali facility in 2014. For the year ended December 31, 2016, $76.6 million of these charges were non-cash asset impairment charges for equipment and facilities. Restructuring charges for the years ended December 31, 2017 and 2016 also included costs associated with the relocation of our Winchester centerfire ammunition manufacturing operations from East Alton, IL to Oxford, MS which was completed during 2016.

(5)
Acquisition-related costs for the years ended December 31, 2018, 2017 and 2016 were related to the integration of the Acquired Business and consisted of advisory, legal, accounting and other professional fees.

(6)
Other operating income for the year ended December 31, 2018 included an $8.0 million insurance recovery for a second quarter 2017 business interruption at our Freeport, TX vinyl chloride monomer facility partially offset by a $1.7 million loss on the sale of land. Other operating income for the year ended December 31, 2017 included a gain of $3.3 million from the sale of a former manufacturing facility. Other operating income for the year ended December 31, 2016 included an $11.0 million insurance recovery for property damage and business interruption related to a 2008 chlor alkali facility incident.

(7)
Interest expense for the years ended December 31, 2018 and 2017 included $16.0 million and $3.9 million, respectively, of accretion expense related to the 2020 ethylene payment discount. Interest expense was reduced by capitalized interest of $6.0 million, $3.0 million and $1.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(8)
Non-operating pension income reflects the adoption of ASU 2017-07 and includes all components of pension and other postretirement income (costs) other than service costs, which are allocated to the operating segments based on their respective estimated census data. Operating segment results for 2017 and 2016 have been restated to reflect this accounting change.

Chlor Alkali Products and Vinyls

2018 Compared to 2017

Chlor Alkali Products and Vinyls sales for 2018 were $3,986.7 million compared to $3,500.8 million for 2017, an increase of $485.9 million, or 14%.  The sales increase was primarily due to increased caustic soda, EDC, chlorine and other chlorine-derivatives pricing. The higher product prices were partially offset by lower caustic soda volumes and a less favorable product mix. Chlor Alkali Products and Vinyls 2017 sales volumes were negatively impacted by lost sales associated with Hurricane Harvey.

Chlor Alkali Products and Vinyls generated segment income of $637.1 million for 2018 compared to $405.8 million for 2017, an increase of $231.3 million, or 57%. The increase in Chlor Alkali Products and Vinyls segment income was primarily due to higher product prices ($502.9 million) and lower ethylene costs associated with the acquisition of additional cost-based ethylene from DowDuPont in late September 2017, partially offset by higher ethane prices ($8.0 million). Partially offsetting these benefits were higher raw material and freight costs ($147.5 million), lower volumes, primarily caustic soda, and a less favorable product mix ($71.1 million), increased depreciation and amortization expense ($40.9 million) and increased operating costs ($25.6 million), primarily maintenance to improve reliability. Chlor Alkali Products and Vinyls 2018 segment income was also negatively impacted by a non-cash impairment charge associated with our investment in a non-consolidated affiliate ($21.5 million). Chlor Alkali Products and Vinyls 2017 segment income was negatively impacted by incremental costs to continue operations and unabsorbed fixed manufacturing costs associated with Hurricane Harvey ($27.0 million). Chlor Alkali Products and Vinyls segment income included depreciation and amortization expense of $473.1 million and $432.2 million in 2018 and 2017, respectively.

2017 Compared to 2016

Chlor Alkali Products and Vinyls sales for 2017 were $3,500.8 million compared to $2,999.3 million for 2016, an increase of $501.5 million, or 17%.  The sales increase was primarily due to higher product prices and increased volumes. The higher product prices and increased volumes were primarily related to caustic soda and EDC. Chlor Alkali Products and Vinyls sales volumes were negatively impacted by Hurricane Harvey.

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

Epoxy
2018 Compared to 2017

Epoxy sales were $2,303.1 million for 2018 compared to $2,086.4 million for 2017, an increase of $216.7 million, or 10%.  The sales increase was primarily due to higher product prices ($322.4 million) and a favorable effect of foreign currency translation ($48.2 million), partially offset by lower volumes ($153.9 million). Epoxy 2018 sales volumes were negatively impacted by lost sales associated with planned maintenance turnarounds, while 2017 Epoxy sales volumes were negatively impacted by Hurricane Harvey.

Epoxy reported segment income of $52.8 million for 2018 compared to a segment loss of $11.8 million for 2017, an increase of $64.6 million. The increase in Epoxy segment results was primarily due to higher product prices ($322.4 million) partially offset by higher raw material costs ($190.8 million), primarily benzene and propylene. Epoxy results were also negatively impacted by lower volumes and a less favorable product mix ($42.2 million), higher maintenance costs and unabsorbed fixed manufacturing costs associated with turnarounds and outages ($23.1 million), increased operating costs, including utilities ($21.3 million) and higher depreciation and amortization expense ($8.1 million). Additionally, Epoxy 2017 segment results were negatively impacted by incremental costs to continue operations and unabsorbed fixed manufacturing costs associated with Hurricane Harvey ($27.7 million). Epoxy segment results included depreciation and amortization expense of $102.4 million and $94.3 million in 2018 and 2017, respectively.

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

Winchester

2018 Compared to 2017

Winchester sales were $656.3 million for 2018 compared to $681.2 million for 2017, a decrease of $24.9 million, or 4%.  The sales decrease was primarily due to lower ammunition sales to commercial customers ($43.4 million), partially offset by higher sales to military customers and law enforcement agencies ($18.5 million).

Winchester reported segment income of $38.4 million for 2018 compared to $72.4 million for 2017, a decrease of $34.0 million, or 47%.  The decrease in segment income was due to higher commodity and other material costs ($19.6 million), lower commercial sales volumes and a less favorable product mix ($9.4 million) and lower product prices ($8.0 million). These decreases were partially offset by lower operating costs ($3.0 million), including depreciation and amortization expense. Winchester segment income included depreciation and amortization expense of $20.0 million and $19.5 million in 2018 and 2017, respectively.

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

Corporate/Other

2018 Compared to 2017

Credits to income for environmental investigatory and remedial activities were $103.7 million for 2018, which include $111.0 million of insurance recoveries for environmental costs incurred and expensed in prior periods. Without these recoveries, charges to income for environmental investigatory and remedial activities would have been $7.3 million for the year ended December 31, 2018 compared with $8.5 million for the year ended December 31, 2017.  These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For 2018, other corporate and unallocated costs were $158.3 million compared to $112.4 million for 2017, an increase of $45.9 million, or 41%.  The increase was primarily due to higher costs associated with the Information Technology Project of $31.2 million, higher legal and legal-related settlement expenses of $18.0 million and an unfavorable foreign currency impact of $10.6 million. The increases were partially offset by lower stock-based compensation expense of $15.0 million, which includes mark-to-market adjustments. The higher legal and legal-related settlement expenses were primarily due to legal fees associated with environmental recovery actions.

2017 Compared to 2016

Charges to income for environmental investigatory and remedial activities were $8.5 million for 2017 compared to $9.2 million for 2016.  These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For 2017, other corporate and unallocated costs were $112.4 million compared to $91.4 million for 2016, an increase of $21.0 million, or 23%.  The increase was primarily due to higher stock-based compensation expense of $8.2 million, which includes mark-to-market adjustments, increased consulting charges of $7.3 million and costs associated with the implementation of the Information Technology Project of $5.3 million.

Restructurings

On December 10, 2018, we announced that we had made the decision to permanently close the ammunition assembly operations at our Winchester facility in Geelong, Australia. Subsequent to the facility’s closure, product for customers in the region will be sourced from Winchester manufacturing facilities located in the United States. For the year ended December 31, 2018, we recorded pretax restructuring charges of $4.1 million for the write-off of equipment and facility costs, employee severance and related benefit costs and lease and other contract termination costs related to this action. We expect to incur additional restructuring charges through 2019 of approximately $1 million related to this closure.

On March 21, 2016, we announced that we had made the decision to close a combined total of 433,000 tons of chlor alkali capacity across three separate locations. Associated with this action, we have permanently closed our Henderson, NV chlor alkali plant with 153,000 tons of capacity and have reconfigured the site to manufacture bleach and distribute caustic soda and hydrochloric acid. Also, the capacity of our Niagara Falls, NY chlor alkali plant has been reduced from 300,000 tons to 240,000 tons and the chlor alkali capacity at our Freeport, TX facility was reduced by 220,000 tons. This 220,000 ton reduction was entirely from diaphragm cell capacity. For the years ended December 31, 2018, 2017 and 2016, we recorded pretax restructuring charges of $15.7 million, $32.6 million and $111.3 million, respectively, for the write-off of equipment and facility costs, lease and other contract termination costs, employee severance and related benefit costs, employee relocation costs and facility exit costs related to these actions. We expect to incur additional restructuring charges through 2019 of approximately $10 million related to these capacity reductions.

2019 OUTLOOK

Net income in 2019 is projected to be approximately $1.60 per diluted share, which includes estimated pretax information technology integration project costs and restructuring costs totaling approximately $80 million. Net income in 2018 was $1.95 per diluted share, which includes pretax insurance recoveries for environmental costs incurred and expensed in prior periods of $111.0 million, pretax information technology integration project costs and restructuring costs of $58.4 million and a pretax non-cash impairment charge associated with our investment in a non-consolidated affiliate of $21.5 million.

We currently expect the first quarter of 2019 to have the lowest quarterly earnings per diluted share in 2019. We expect the first quarter of 2019 earnings per diluted share to be sequentially lower than fourth quarter 2018 levels but higher than first quarter 2018 levels. The year over year increase reflects improved pricing for chlorine, ethylene dichloride and chlorine derivatives and lower planned maintenance turnaround costs in the Epoxy business partially offset by the lower year over year caustic soda prices.

Chlor Alkali Products and Vinyls 2019 segment income is expected to be comparable to 2018 segment income of $637.1 million reflecting improved chlorine, EDC and chlorine-derivatives pricing, which are expected to be offset by lower caustic soda pricing, higher freight and logistics costs, and higher ethylene costs, due to increased ethane pricing.

Epoxy 2019 segment results are expected to improve from the 2018 segment income of $52.8 million as increased volumes, lower raw material costs, primarily benzene and propylene, and lower planned maintenance turnaround costs are expected to more than offset lower product pricing.

Winchester 2019 segment income is expected to be similar to the 2018 segment income of $38.4 million primarily due to expected lower commodity and other material costs and lower operating costs offset by declines in commercial demand. Military and other government sales are expected to be consistent with 2018.

Other Corporate and Unallocated costs in 2019 are expected to be higher than 2018 Other Corporate and Unallocated costs of $158.3 million due to higher costs associated with the Information Technology Project and higher stock based compensation costs partially offset by lower legal and legal-related settlement expenses. Costs associated with the Information Technology Project are estimated to increase approximately $30 million in 2019 compared to 2018, which reflects duplicative costs incurred to maintain legacy systems while transitioning to new systems.

During 2019, we anticipate environmental expenses in the $15 million to $20 million range compared to $7.3 million, excluding the $111.0 million of insurance recoveries, in 2018. We do not believe that there will be additional recoveries of environmental costs incurred and expensed in prior periods during 2019.

We expect non-operating pension income in 2019 to be in the $15 million to $20 million range compared to $21.7 million in 2018. We expect higher amortization of deferred pension actuarial losses. Based on our plan assumptions and estimates, we will not be required to make any cash contributions to our domestic qualified defined benefit pension plan in 2019. We have several international qualified defined benefit pension plans for which we anticipate cash contributions of less than $5 million in 2019.

In 2019, we currently expect our capital spending to be in the $375 million to $425 million range, including the investment associated with the Information Technology Project of approximately $80 million. We expect 2019 depreciation and amortization expense to be in the $590 million to $610 million range.

We currently believe that both the 2019 effective tax rate and the cash tax rate will be approximately 25%.

PENSION AND POSTRETIREMENT BENEFITS

Under ASC 715, we recorded an after-tax charge of $74.9 million ($98.5 million pretax) to shareholders’ equity as of December 31, 2018 for our pension and other postretirement plans.  This charge primarily reflected unfavorable performance on plan assets during 2018, partially offset by a 60-basis point increase in the domestic pension plans’ discount rate. In 2017, we recorded an after-tax charge of $21.6 million ($27.3 million pretax) to shareholders’ equity as of December 31, 2017 for our pension and other postretirement plans. This charge primarily reflected a 50-basis point decrease in the domestic pension plans’ discount rate, partially offset by favorable performance on plan assets during 2017. In 2016, we recorded an after-tax charge of $37.5 million ($61.0 million pretax) to shareholders’ equity as of December 31, 2016 for our pension and other postretirement plans.  This charge primarily reflected a 30-basis point decrease in the domestic pension plans’ discount rate, partially offset by favorable performance on plan assets during 2016. These non-cash charges to shareholders’ equity do not affect our ability to borrow under our senior credit facility.

During 2016, we made a discretionary cash contribution to our domestic qualified defined benefit pension plan of $6.0 million. Based on our plan assumptions and estimates, we will not be required to make any cash contributions to the domestic qualified defined benefit pension plan at least through 2019.

In connection with international qualified defined benefit pension plans, we made cash contributions of $2.6 million, $1.7 million and $1.3 million in 2018, 2017 and 2016, respectively, and we anticipate less than $5 million of cash contributions to international qualified defined benefit pension plans in 2019.

At December 31, 2018, the projected benefit obligation of $2,661.9 million exceeded the market value of assets in our qualified defined benefit pension plans by $668.9 million, as calculated under ASC 715.

Components of net periodic benefit (income) costs were:

	Years ended December 31,
	2018	2017	2016
	($ in millions)
Pension benefits	$(14.5)	$(26.4)	$(37.1)
Other postretirement benefit costs	5.2	2.5	2.5

The service cost component of net periodic benefit (income) costs related to employees of the operating segments are allocated to the operating segments based on their respective estimated census data.

ENVIRONMENTAL MATTERS

	Years ended December 31,
	2018	2017	2016
Cash outlays:	($ in millions)
Remedial and investigatory spending (charged to reserve)	$13.0	$16.5	$10.3
Capital spending	2.3	1.7	3.5
Plant operations (charged to cost of goods sold)	197.6	199.7	192.6
Total cash outlays	$212.9	$217.9	$206.4

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

Total environmental-related cash outlays for 2019 are estimated to be approximately $220 million, of which approximately $17 million is expected to be spent on investigatory and remedial efforts, approximately $3 million on capital projects and approximately $200 million on normal plant operations.  Remedial and investigatory spending is anticipated to be higher in 2019 than 2018 due to the timing of continuing remedial action plans and investigations. Historically, we have funded our environmental capital expenditures through cash flow from operations and expect to do so in the future.

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

Our liabilities for future environmental expenditures were as follows:

	December 31,
	2018	2017	2016
	($ in millions)
Beginning balance	$131.6	$137.3	$138.1
Charges to income	7.3	10.3	9.2
Remedial and investigatory spending	(13.0)	(16.5)	(10.3)
Foreign currency translation adjustments	(0.3)	0.5	0.3
Ending balance	$125.6	$131.6	$137.3

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

In connection with the October 5, 2015 acquisition of DowDuPont’s U.S. Chlor Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses, the prior owner of the businesses retained liabilities relating to releases of hazardous materials and violations of environmental law to the extent arising prior to October 5, 2015.

We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites.  Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.  Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages.  With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we expect to incur to protect our interests against those unasserted claims.  Our accrued liabilities for unasserted claims amounted to $8.6 million at December 31, 2018.  With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and operation, maintenance and monitoring (OM&M) expenses that, in our experience, we expect to incur in connection with the asserted claims.  Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.

Environmental provisions (credited) charged to income, which are included in cost of goods sold, were as follows:

	Years ended December 31,
	2018	2017	2016
	($ in millions)
Provisions charged to income	$7.3	$10.3	$9.2
Insurance recoveries for costs incurred and expensed	(111.0)	(1.8)	—
Environmental (income) expense	$(103.7)	$8.5	$9.2

During 2018, we settled certain disputes with respect to insurance coverage for costs at various environmental remediation sites for $121.0 million. Environmental (income) expense for the year ended December 31, 2018 includes insurance recoveries for environmental costs incurred and expensed in prior periods of $111.0 million.  The recoveries are reduced by estimated liabilities of $10.0 million associated with claims by subsequent owners of certain of the settled environmental sites.

These charges relate primarily to remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites and may be material to operating results in future years.

Our total estimated environmental liability at the end of 2018 was attributable to 60 sites, 14 of which were United States Environmental Protection Agency National Priority List sites.  Nine sites accounted for 79% of our environmental liability and, of the remaining 51 sites, no one site accounted for more than 3% of our environmental liability.  At three of the nine sites, part of the site is subject to a remedial investigation and another part is in the long-term OM&M stage.  At two of the nine sites, a remedial action plan is being developed for part of the site and at another part a remedial design is being developed. At one of the nine sites, part of the site is subject to a remedial investigation and another part a remedial design is being developed. At one of the nine sites, a remedial action plan is being developed for part of the site and another part is in the long-term OM&M stage.  The two remaining sites are in long-term OM&M.  All nine sites are either associated with past manufacturing operations or former waste disposal sites.  None of the nine largest sites represents more than 22% of the liabilities reserved on our consolidated balance sheet at December 31, 2018 for future environmental expenditures.

Our consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $125.6 million at December 31, 2018, and $131.6 million at December 31, 2017, of which $108.6 million and $111.6 million, respectively, were classified as other noncurrent liabilities.  Our environmental liability amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.  These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed.  As a result of these reassessments, future charges to income may be made for additional liabilities.  Of the $125.6 million included on our consolidated balance sheet at December 31, 2018 for future environmental expenditures, we currently expect to utilize $68.9 million of the reserve for future environmental expenditures over the next 5 years, $14.1 million for expenditures 6 to 10 years in the future, and $42.6 million for expenditures beyond 10 years in the future.  These estimates are subject to a number of risks and uncertainties, as described in “Environmental Costs” contained in Item 1A—“Risk Factors.”

Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, changes in regulatory authorities, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other PRPs, our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs.  It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations.  At December 31, 2018, we estimate it is reasonably possible that we may have additional contingent environmental liabilities of $60 million in addition to the amounts for which we have already recorded as a reserve.

LEGAL MATTERS AND CONTINGENCIES

We are party to a dispute relating to a contract at our Plaquemine, LA facility. The other party to the contract has filed a demand for arbitration alleging, among other things, that Olin breached the related agreement and claiming damages in excess of the amount Olin believes it is obligated to pay under the contract. The arbitration hearing is scheduled for the fourth quarter 2019.  Any additional losses related to this contract dispute are not currently estimable because of unresolved questions of fact and law but, if resolved unfavorably to Olin, they could have a material adverse effect on our financial position, cash flows or results of operations.

We, and our subsidiaries, are defendants in various other legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  We describe some of these matters in Item 3—“Legal Proceedings.”  At December 31, 2018 and 2017, our consolidated balance sheets included liabilities for these legal actions of $15.6 million and $24.8 million, respectively.  These liabilities do not include costs associated with legal representation and do not include $8.0 million of insurance recoveries included in receivables, net within the accompanying consolidated balance sheet as of December 31, 2017.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially and adversely affect our financial position, cash flows or results of operations. In connection with the October 5, 2015 acquisition of DowDuPont’s U.S. Chlor Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses, the prior owner of the businesses retained liabilities related to litigation to the extent arising prior to October 5, 2015.

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

For the year ended December 31, 2018, we recognized an insurance recovery of $8.0 million in other operating income for a second quarter 2017 business interruption at our Freeport, TX vinyl chloride monomer facility. For the year ended December 31, 2016, we recognized an insurance recovery of $11.0 million in other operating income for property damage and business interruption related to a 2008 chlor alkali facility incident.

LIQUIDITY, INVESTMENT ACTIVITY AND OTHER FINANCIAL DATA

Cash Flow Data

	Years ended December 31,
	2018	2017	2016
Provided by (used for)	($ in millions)
Net operating activities	$907.8	$648.8	$603.2
Capital expenditures	(385.2)	(294.3)	(278.0)
Business acquired and related transactions, net of cash acquired	—	—	(69.5)
Payments under long-term supply contracts	—	(209.4)	(175.7)
Proceeds from sale/leaseback of equipment	—	—	40.4
Net investing activities	(382.3)	(498.5)	(473.5)
Long-term debt repayments, net	(376.1)	(2.4)	(205.3)
Common stock repurchased and retired	(50.0)	—	—
Stock options exercised	3.4	29.8	0.5
Debt issuance costs	(8.5)	(11.2)	(1.0)
Net financing activities	(564.8)	(116.8)	(337.5)

Operating Activities

For 2018, cash provided by operating activities increased by $259.0 million from 2017, primarily due to an increase in operating results, partially offset by an increase in working capital. For 2018, working capital increased $71.6 million compared to a decrease of $9.8 million in 2017. Receivables increased from December 31, 2017 by $46.3 million primarily as a result of higher sales in the fourth quarter of 2018 compared to the fourth quarter of 2017 and a decrease in receivables sold under the accounts receivable factoring arrangement. In 2018, inventories increased by $35.5 million and accounts payable and accrued liabilities increased by $14.5 million. The increases in inventories and accounts payable were primarily due to higher raw material costs. The increase in accrued liabilities was primarily related to the Information Technology Project.

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

Capital Expenditures

Capital spending was $385.2 million, $294.3 million and $278.0 million in 2018, 2017 and 2016, respectively. Capital spending was 64%, 63% and 64% of depreciation in 2018, 2017 and 2016, respectively.

During 2017, we began a multi-year implementation of the Information Technology Project. The project is planned to standardize business processes across the chemicals businesses with the objective of maximizing cost effectiveness, efficiency and control across our global operations. The project is anticipated to be completed during 2020. Total capital spending is forecast to be $250 million and associated expenses are forecast to be $100 million. Our results for the years ended December 31, 2018 and 2017 include $84.5 million and $35.8 million, respectively, of capital spending and $36.5 million and $5.3 million, respectively, of expenses associated with this project.

In 2019, we expect our capital spending to be in the $375 million to $425 million range, which includes approximately $80 million of capital spending related to the Information Technology Project.

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

In 2016, we received $8.8 million from the October 2013 sale of a bleach joint venture.

Financing Activities

For the year ended December 31, 2018, our long-term debt repayments, net of long-term debt borrowings, were $376.1 million, which included $780.4 million related to the $1,375.0 million Term Loan Facility, $124.7 million related to the Receivables Financing Agreement and $20.0 million related to the $600.0 million Senior Revolving Credit Facility.

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

In 2018, we repurchased and retired 2.1 million shares with a total value of $50.0 million under the share repurchase program approved by our board of directors on April 26, 2018.

For the year ended December 31, 2017, our long-term debt repayments, net of long-term debt borrowings, were $2.4 million, which included $51.6 million under the required quarterly installments of the $1,375.0 million term loan facility and the remaining $12.2 million due under the $97.5 million Series O and $97.5 million Series G SunBelt notes (SunBelt Notes).

On March 9, 2017, we entered into a new five-year, $1,975.0 million senior credit facility (Senior Credit Facility) consisting of a $600.0 million senior revolving credit facility (Senior Revolving Credit Facility), which replaced our previous $500.0 million senior revolving credit facility, and a $1,375.0 million term loan facility (Term Loan Facility). We recognized interest expense of $1.2 million for the write-off of unamortized deferred debt issuance costs related to this action during 2017. The proceeds of the $1,375.0 million Term Loan Facility were used to redeem the remaining balance of the existing $1,350.0 million term loan facility and a portion of the $800.0 million Sumitomo credit facility (Sumitomo Credit Facility). The Senior Credit Facility will mature in March 2022.

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

On December 20, 2016, we entered into a three-year, $250.0 million Receivables Financing Agreement with PNC Bank, National Association, as administrative agent (Receivables Financing Agreement). Under the Receivables Financing Agreement, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the Receivables Financing Agreement incorporates the leverage and coverage covenants that are contained in the Senior Revolving Credit Facility. As of December 31, 2018 and 2017, we had $125.0 million and $249.7 million, respectively, drawn under the agreement. For the year ended December 31, 2017, we borrowed $40.0 million under the Receivables Financing Agreement and used the proceeds to fund a portion of the payment to DowDuPont associated with a long-term ethylene supply contract to reserve additional ethylene at producer economics. For the year ended December 31, 2016, the proceeds of the Receivables Financing Agreement were used to repay $210.0 million of the Sumitomo Credit Facility.

During 2016, we repaid $67.5 million under the required quarterly installments of the $1,350.0 million term loan facility.  We also repaid $210.0 million under the Sumitomo Credit Facility using proceeds from the Receivables Financing Agreement during 2016. During 2017, the remaining balance of $590.0 million was repaid using proceeds from the Senior Credit Facility and the 2027 Notes. We recognized interest expense of $1.5 million related to the write-off of unamortized deferred debt issuance costs related to this action in 2017.

In December 2017 and 2016, we repaid $12.2 million due under the annual requirements of the SunBelt Notes. At December 31, 2017, all amounts due under the SunBelt Notes have been repaid.

In June 2016, we also repaid $125.0 million of 6.75% senior notes (2016 Notes), which became due.

In 2018, 2017 and 2016, we issued 0.2 million, 1.7 million and 0.3 million shares, respectively, with a total value of $3.4 million, $32.4 million and $4.1 million, respectively, representing stock options exercised.

In 2018, we paid debt issuance costs of $8.5 million relating to the 2030 Notes. In 2017, we paid debt issuance costs of $11.2 million relating to the Senior Credit Facility and the 2027 Notes. In 2016, we paid debt issuance costs of $1.0 million for the registration of the $720.0 million aggregate principal amount of 9.75% senior notes due October 15, 2023 and $500.0 million aggregate principal amount of 10.00% senior notes due October 15, 2025 under the Securities Act of 1933.

The percent of total debt to total capitalization decreased to 53.3% at December 31, 2018 compared to 56.7% at December 31, 2017, resulting from higher shareholders’ equity primarily due to our operating results, partially offset by the payment of dividends, and a lower level of debt outstanding. The percent of total debt to total capitalization decreased to 56.7% at December 31, 2017 compared to 61.4% at December 31, 2016, resulting from higher shareholders’ equity primarily due to our operating results partially offset by the payment of dividends.

Dividends per common share were $0.80 in 2018, 2017 and 2016.  Total dividends paid on common stock amounted to $133.6 million, $133.0 million and $132.1 million in 2018, 2017 and 2016, respectively.  On January 25, 2019, our board of directors declared a dividend of $0.20 per share on our common stock, payable on March 11, 2019 to shareholders of record on February 11, 2019.

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

The overall cash decrease of $39.6 million in 2018 primarily reflects our capital spending and long-term debt repayments, net, partially offset by our operating results. We believe, based on current and projected levels of cash flow from our operations, together with our cash and cash equivalents on hand and the availability to borrow under our Senior Revolving Credit Facility and Receivables Financing Agreement, we have sufficient liquidity to meet our short-term and long-term needs to make required payments of interest on our debt, fund our operating needs, fund working capital and capital expenditure requirements and comply with the financial ratios in our debt agreements.

On April 26, 2018, our board of directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $500.0 million.  This program will terminate upon the purchase of $500.0 million of our common stock. For the year ended December 31, 2018, 2.1 million shares were repurchased and retired at a cost of $50.0 million. As of December 31, 2018, $450.0 million of common stock remained authorized to be repurchased.

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

For the year ended December 31, 2018, long-term debt repayments included $780.4 million related to the $1,375.0 million Term Loan Facility, $124.7 million related to the Receivables Financing Agreement and $20.0 million related to the $600.0 million Senior Revolving Credit Facility.

On March 9, 2017, we entered into the $1,975.0 million Senior Credit Facility, which amended and restated the existing $1,850.0 million senior credit facility. Pursuant to the agreement, the aggregate principal amount under the Term Loan Facility was increased to $1,375.0 million, and the aggregate commitments under the Senior Revolving Credit Facility were increased from $500.0 million to $600.0 million. At December 31, 2018, we had $596.5 million available under our $600.0 million Senior Revolving Credit Facility because we had issued $3.5 million of letters of credit. In March 2017, we drew the entire $1,375.0 million term loan and used the proceeds to redeem the remaining balance of the existing $1,350.0 million term loan facility of $1,282.5 million and a portion of the $800.0 million Sumitomo Credit Facility. The maturity date for the Senior Credit Facility was extended from October 5, 2020 to March 9, 2022. The $600.0 million Senior Revolving Credit Facility includes a $100.0 million letter of credit subfacility. The Term Loan Facility included amortization payable in equal quarterly installments at a rate of 5.0% per annum for the first two years, increasing to 7.5% per annum for the following year and to 10.0% per annum for the last two years. However, in connection with the $550.0 million prepayment of the Term Loan Facility in January 2018, the required quarterly installments of the Term Loan Facility were eliminated. For the years ended December 31, 2017 and 2016, we repaid $51.6 million and $67.5 million, respectively, under the required quarterly installments of the term loan facilities.

Under the Senior Credit Facility, we may select various floating rate borrowing options. The actual interest rate paid on borrowings under the Senior Credit Facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the applicable facility for the prior fiscal quarter.  The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows. We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of December 31, 2018 and 2017, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As of December 31, 2018, there were no covenants or other restrictions that would have limited our ability to borrow under these facilities.

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

In connection with the Acquisition, Olin and DowDuPont entered into arrangements for the long-term supply of ethylene by DowDuPont to Olin, pursuant to which, among other things, Olin made upfront payments of $433.5 million on the Closing Date in order to receive ethylene at producer economics and for certain reservation fees and for the option to obtain additional ethylene at producer economics. During 2017, we made an additional payment of $209.4 million in connection with our option to reserve additional ethylene supply at producer economics from DowDuPont. On February 27, 2017, we also exercised the remaining option to obtain additional ethylene at producer economics from DowDuPont. In connection with the exercise of this option, we also secured a long-term customer arrangement. As a result, an additional payment will be made to DowDuPont of between $440 million and $465 million on or about the fourth quarter of 2020.

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

On December 20, 2016, we entered into a three-year, $250.0 million Receivables Financing Agreement with PNC Bank, National Association, as administrative agent. Under the Receivables Financing Agreement, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the Receivables Financing Agreement incorporates the leverage and coverage covenants that are contained in the Senior Revolving Credit Facility. As of December 31, 2018 and 2017, we had $125.0 million and $249.7 million, respectively, drawn under the agreement. As of December 31, 2018, we had $125.0 million of additional borrowing capacity under the Receivables Financing Agreement. For the year ended December 31, 2017, we borrowed $40.0 million under the Receivables Financing Agreement and used the proceeds to fund a portion of the payment to DowDuPont associated with a long-term ethylene supply contract to reserve additional ethylene at producer economics. For the year ended December 31, 2016, the proceeds of the Receivables Financing Agreement were used to repay $210.0 million of the Sumitomo Credit Facility.

Olin also has trade accounts receivable factoring arrangements (AR Facilities) and pursuant to the terms of the AR Facilities, certain of our subsidiaries may sell their accounts receivable up to a maximum of $315.0 million. We will continue to service the outstanding accounts sold. These receivables qualify for sales treatment under ASC 860 “Transfers and Servicing” and, accordingly, the proceeds are included in net cash provided by operating activities in the consolidated statements of cash flows. The gross amount of receivables sold for the years ended December 31, 2018, 2017 and 2016 totaled $1,372.3 million, $1,655.2 million and $533.6 million, respectively.  The factoring discount paid under the AR Facilities is recorded as interest expense on the consolidated statements of operations. The factoring discount for the years ended December 31, 2018, 2017 and 2016 was $4.3 million, $3.7 million and $1.1 million, respectively. The agreements are without recourse and therefore no recourse liability has been recorded as of December 31, 2018.  As of December 31, 2018, 2017 and 2016, $132.4 million, $182.3 million and $126.1 million, respectively, of receivables qualifying for sales treatment were outstanding and will continue to be serviced by us.

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

For 2018, cash provided by operating activities increased by $259.0 million from 2017, primarily due to an increase in operating results, partially offset by an increase in working capital. For 2018, working capital increased $71.6 million compared to a decrease of $9.8 million in 2017. Receivables increased from December 31, 2017 by $46.3 million primarily as a result of higher sales in the fourth quarter of 2018 compared to the fourth quarter of 2017 and a decrease in receivables sold under the accounts receivable factoring arrangement. In 2018, inventories increased by $35.5 million and accounts payable and accrued liabilities increased by $14.5 million. The increases in inventories and accounts payable were primarily due to higher raw material costs. The increase in accrued liabilities was primarily related to the Information Technology Project.

Capital spending was $385.2 million, $294.3 million and $278.0 million in 2018, 2017 and 2016, respectively.  Capital spending was 64%, 63% and 64% of depreciation in 2018, 2017 and 2016, respectively.

During 2017, we began a multi-year implementation of the Information Technology Project. The project is planned to standardize business processes across the chemicals businesses with the objective of maximizing cost effectiveness, efficiency and control across our global operations. The project is anticipated to be completed during 2020. Total capital spending is forecast to be $250 million and associated expenses are forecast to be $100 million. Our results for the years ended December 31, 2018 and 2017 include $84.5 million and $35.8 million, respectively, of capital spending and $36.5 million and $5.3 million, respectively, of expenses associated with this project.

In 2019, we expect our capital spending to be in the $375 million to $425 million range, which includes approximately $80 million of capital spending related to the Information Technology Project.

In December 2017 and 2016, $12.2 million was repaid on the SunBelt Notes. At December 31, 2017, all amounts due under the SunBelt Notes had been repaid.

In June 2016, we repaid $125.0 million of the 2016 Notes, which became due.

At December 31, 2018, we had total letters of credit of $74.7 million outstanding, of which $3.5 million were issued under our Senior Revolving Credit Facility.  The letters of credit were used to support certain long-term debt, certain workers compensation insurance policies, certain plant closure and post-closure obligations and certain international pension funding requirements.

Our current debt structure is used to fund our business operations.  As of December 31, 2018, we had long-term borrowings, including the current installment and capital lease obligations, of $3,230.3 million, of which $823.9 million was at variable rates.  Annual maturities of long-term debt, including capital lease obligations, are $125.9 million in 2019, $1.8 million in 2020, $0.5 million in 2021, $743.4 million in 2022, $720.3 million in 2023 and a total of $1,706.2 million thereafter. Commitments from banks under our Senior Revolving Credit Facility and AR Facilities are an additional source of liquidity. Included within the $3,230.3 million of long-term borrowings on the consolidated balance sheet as of December 31, 2018 were deferred debt issuance costs and deferred losses on fair value interest rate swaps of $67.8 million.

In April 2016, we entered into three tranches of forward starting interest rate swaps whereby we agreed to pay fixed rates to the counterparties who, in turn, pay us floating rates on $1,100.0 million, $900.0 million, and $400.0 million of our underlying floating-rate debt obligations. Each tranche’s term length is for twelve months beginning on December 31, 2016, December 31, 2017, and December 31, 2018, respectively. The counterparties to the agreements are SMBC Capital Markets, Inc., Wells Fargo Bank, N.A. (Wells Fargo), PNC Bank, National Association and Toronto-Dominion Bank. These counterparties are large financial institutions; however, the risk of loss to us in the event of nonperformance by a counterparty could be significant to our financial position or results of operations. We have designated the swaps as cash flow hedges of the risk of changes in interest payments associated with our variable-rate borrowings. Accordingly, the remaining swap agreement has been recorded at its fair market value of $5.3 million and is included in other current assets on the accompanying consolidated balance sheet, with the corresponding gain deferred as a component of other comprehensive loss. For the years ended December 31, 2018 and 2017, $8.9 million and $3.1 million, respectively, of income was recorded to interest expense on the accompanying consolidated statements of operations related to these swap agreements.

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

We have designated the April 2016 and October 2016 interest rate swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of our fixed rate borrowings. Accordingly, the swap agreements have been recorded at their fair market value of $33.7 million and are included in other long-term liabilities on the accompanying consolidated balance sheet, with a corresponding decrease in the carrying amount of the related debt. For the year ended December 31, 2018, $2.1 million of expense has been recorded to interest expense on the accompanying consolidated statements of operations related to these swap agreements. For the years ended December 31, 2017 and 2016, $2.9 million and $2.6 million, respectively, of income has been recorded to interest expense on the accompanying consolidated statements of operations related to these swap agreements.

We have registered an undetermined amount of securities with the SEC, so that, from time-to-time, we may issue debt securities, preferred stock and/or common stock and associated warrants in the public market under that registration statement.

OFF-BALANCE SHEET ARRANGEMENTS

Our operating lease commitments are primarily for railroad cars, but also include logistics, manufacturing, office and storage facilities and equipment, information technology equipment and land.  Virtually none of our lease agreements contain escalation clauses or step rent provisions.

Our long-term contractual commitments, including the on and off-balance sheet arrangements, consisted of the following:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations	($ in millions)
Debt obligations, including capital lease obligations(1)	$3,298.1	$125.9	$2.3	$1,463.7	$1,706.2
Interest payments under debt obligations and interest rate swap agreements(2)	1,421.4	213.8	431.8	383.4	392.4
Contingent tax liability	34.6	0.4	7.6	4.3	22.3
Domestic qualified pension plan contributions(3)	—	—	—	—	—
International qualified pension plan contributions(4)	232.8	4.3	11.3	14.2	203.0
Non-qualified pension plan payments	5.9	0.5	1.4	0.7	3.3
Postretirement benefit payments	47.0	3.9	6.7	5.9	30.5
Long-term supply contracts	441.0	—	441.0	—	—
Off-Balance Sheet Commitments:
Non-cancelable operating leases	345.4	82.2	105.6	55.0	102.6
Purchasing commitments:
Raw materials	7,920.7	676.2	1,369.6	1,450.0	4,424.9
Capital expenditures	1.9	1.9	—	—	—
Utilities	1.0	0.4	0.6	—	—
Total	$13,749.8	$1,109.5	$2,377.9	$3,377.2	$6,885.2

(1)	Excludes debt issuance costs and deferred losses on fair value interest rate swaps of $67.8 million at December 31, 2018.

(2)
For the purposes of this table, we have assumed for all periods presented that there are no changes in the rates from those in effect at December 31, 2018 which ranged from 2.52% to 10.00% and excludes $31.9 million of remaining accretion expense related to the 2020 ethylene payment discount.

(3)
Given the inherent uncertainty as to actual minimum funding requirements for qualified defined benefit pension plans, no amounts are included in this table for any period beyond one year.  Based on the current funding requirements, we will not be required to make any cash contributions to the domestic qualified defined benefit pension plan at least through 2019.  During 2016, we made a discretionary cash contribution to our domestic qualified defined benefit pension plan of $6.0 million.

(4)
These amounts are only estimated payments assuming for our foreign qualified pension plans a weighted average annual expected rate of return on pension plan assets of 5.2% and a discount rate on pension plan obligations of 2.2%.  These estimated payments are subject to significant variation and the actual payments may be more than the amounts estimated.  In connection with international qualified defined benefit pension plans we made cash contributions of $2.6 million, $1.7 million and $1.3 million in 2018, 2017 and 2016, respectively, and we anticipate less than $5 million of cash contributions to international qualified defined benefit pension plans in 2019.

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

We have several defined benefit pension and defined contribution plans, as described in Note 14 “Pension Plans” and Note 18 “Contributing Employee Ownership Plan” in the notes to consolidated financial statements contained in Item 8.  We fund the defined benefit pension plans based on the minimum amounts required by law plus such amounts we deem appropriate.  We have postretirement healthcare plans that provide health and life insurance benefits to certain retired employees and their beneficiaries, as described in Note 15 “Postretirement Benefits” in the notes to consolidated financial statements contained in Item 8.  The defined contribution and other postretirement plans are not pre-funded and expenses are paid by us as incurred.

We also have standby letters of credit of $74.7 million of which $3.5 million have been issued through our Senior Revolving Credit Facility.  At December 31, 2018, we had $596.5 million available under our Senior Revolving Credit Facility because we had issued $3.5 million of letters of credit.

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

Goodwill

Goodwill is not amortized, but is reviewed for impairment annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.  ASC 350 “Intangibles—Goodwill and Other” (ASC 350) permits entities to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. Circumstances that are considered as part of the qualitative assessment and could trigger the two-step impairment test include, but are not limited to:  a significant adverse change in the business climate; a significant adverse legal judgment; adverse cash flow trends; an adverse action or assessment by a government agency; unanticipated competition; decline in our stock price; and a significant restructuring charge within a reporting unit.  We define reporting units at the business segment level or one level below the business segment level.  For purposes of testing goodwill for impairment, goodwill has been allocated to our reporting units to the extent it relates to each reporting unit. Based upon our qualitative assessment, it is more likely than not that the fair value of our reporting units are greater than their carrying amounts as of December 31, 2018. No impairment charges were recorded for 2018, 2017 or 2016.

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

NEW ACCOUNTING PRONOUNCEMENTS

In August 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-14, “Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans” which amends ASC 715. This update includes adding, clarifying and removing various disclosure requirements related to defined benefit pension and other postretirement plans. This update is effective for fiscal years beginning after December 15, 2020, with earlier application permitted. The guidance in this update is applied on a retrospective basis to all periods presented. We adopted this update on December 31, 2018. The adoption of this update did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” which amends ASC 820 “Fair Value Measurements.” This update includes adding, modifying and removing various disclosure requirements related to fair value measurements. This update is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with earlier application permitted. This update will be applied on a prospective basis for certain changes and retrospectively for other changes. We adopted this update on December 31, 2018. The adoption of this update did not have a material impact on our consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (SAB 118) which amends ASC 740 “Income Taxes.” This update codifies the guidance in SAB 118. SAB 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” provided guidance for companies that have not completed their accounting for the income tax effects of the U.S. Tax Cuts and Jobs Act (2017 Tax Act) in the period of enactment, allowing for a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. During 2017, we recognized a provisional deferred tax benefit of $437.9 million, which was included as a component of income tax (benefit) provision. At December 31, 2018, we have completed our accounting for the tax effects of enactment of the 2017 Tax Act. During 2018, we increased the deferred tax benefit by $3.9 million as a result of filing the 2017 U.S. and foreign tax returns and decreased the deferred tax benefit by $0.1 million as a result of additional guidance issued by the Internal Revenue Service.

In February 2018, FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” which amends ASC 220 “Income Statement—Reporting Comprehensive Income.”  This update allows a reclassification from accumulated other comprehensive loss to retained earnings for the stranded tax effects resulting from the 2017 Tax Act during each fiscal year or quarter in which the effect of the lower tax rate is recorded.  The update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with earlier application permitted.  We adopted this update in March 2018 and reclassified $85.9 million related to the deferred gain resulting from the 2017 Tax Act from accumulated other comprehensive loss to retained earnings.

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

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” which amends ASC 715. This update requires the presentation of the service cost component of net periodic benefit (income) costs in the same income statement line item as other employee compensation costs arising from services rendered during the period. The update requires the presentation of the other components of the net periodic benefit (income) costs separately from the line item that includes the service cost and outside of any subtotal of operating income. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The guidance in this update is applied on a retrospective basis with earlier application permitted. We adopted this update on January 1, 2018 using the retrospective method. The adoption of ASU 2017-07 resulted in a change in our net periodic benefit (income) costs within operating income, which was offset by a corresponding change in non-operating pension income to reflect the impact of presenting the interest cost, expected return on plan assets and amortization of prior service cost and net actuarial loss components of net periodic benefit (income) costs outside of operating income.  For the years ended December 31, 2017 and 2016, the adoption of ASU 2017-07 resulted in a reclassification of $15.3 million and $20.8 million, respectively, from cost of goods sold, and $19.1 million and $24.0 million, respectively, from selling and administration expenses to non-operating pension income reflecting the aforementioned reclassification on our consolidated statements of operations.  The service cost component of net periodic benefit (income) costs continues to be included in the same income statement line item as other employee compensation costs arising from services rendered during the period.

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

In February 2016, the FASB issued ASU 2016-02 “Leases,” (ASU 2016-02) which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 “Leases.” Subsequent to the issuance of ASU 2016-02, ASC 842 was amended by various updates that amend and clarify the impact and implementation of the aforementioned update. These updates require lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. Upon initial application, the provisions of these updates are required to be applied using the modified retrospective method which requires retrospective adoption to each prior reporting period presented with the cumulative effect of adoption recorded to the earliest reporting period presented.  An optional transition method can be utilized which requires retrospective adoption beginning on the date of adoption with the cumulative effect of initially applying these updates recognized at the date of initial adoption. These updates also expand the required quantitative and qualitative disclosures surrounding leases. These updates are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. We adopted these updates on January 1, 2019 using the optional transition method. Adoption of these updates resulted in the recording of additional operating lease assets and lease liabilities on our consolidated balance sheet of between approximately $275 million and $325 million as of January 1, 2019. Our assets and liabilities for finance leases remained unchanged. We also recognized the cumulative effect of applying these updates as an adjustment to retained earnings of between approximately $10 million and $15 million, net of the deferred tax impact, primarily related to the recognition of previously deferred sale/leaseback gains. Our consolidated statements of operations and cash flows were not impacted by this adoption. These updates also impacted our accounting policies, internal controls and disclosures related to leases.

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

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, ethane, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in our manufacturing process.  Settlements on derivative contracts resulted in gains of $5.4 million and $1.5 million in 2018 and 2017, respectively, and losses of $5.8 million in 2016 which were included in cost of goods sold.  At December 31, 2018, we had open derivative notional contract positions through 2022 totaling $116.5 million (2017—$92.8 million).  If all open futures contracts had been settled on December 31, 2018, we would have recognized a pretax loss of $2.6 million.

If commodity prices were to remain at December 31, 2018 levels, approximately $2.3 million of deferred losses, net of tax, would be reclassified into earnings during the next twelve months.  The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

We use interest rate swaps as a means of minimizing cash flow fluctuations that may arise from volatility in interest rates of our variable-rate borrowings. In April 2016, we entered into three tranches of forward starting interest rate swaps whereby we agreed to pay fixed rates to the counterparties who, in turn, pay us floating rates on $1,100.0 million, $900.0 million and $400.0 million of our underlying floating-rate debt obligations. Each tranche’s term length is for twelve months beginning on December 31, 2016, December 31, 2017 and December 31, 2018, respectively. The counterparties to the agreements are SMBC Capital Markets, Inc., Wells Fargo, PNC Bank, National Association, and Toronto-Dominion Bank. These counterparties are large financial institutions; however, the risk of loss to us in the event of nonperformance by a counterparty could be significant to our financial position or results of operations. We have designated the swaps as cash flow hedges of the risk of changes in interest payments associated with our variable-rate borrowings. Accordingly, the remaining swap agreement has been recorded at its fair market value of $5.3 million and is included in other current assets on the accompanying consolidated balance sheet, with the corresponding gain deferred as a component of other comprehensive loss. For the years ended December 31, 2018 and 2017, $8.9 million and $3.1 million, respectively, of income was recorded to interest expense on the accompanying consolidated statements of operations related to these swap agreements. If all open interest rate swap contracts had been settled on December 31, 2018, we would have recognized a pretax gain of $5.3 million.

If interest rates were to remain at December 31, 2018 levels, $5.3 million of deferred gains would be reclassified into earnings during the next twelve months. The actual effect on earnings will be dependent on actual interest rates when the forecasted transactions occur.

We also use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels.  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps.  As of both December 31, 2018 and 2017, the total notional amounts of our interest rate swaps designated as fair value hedges were $500.0 million.

We have designated these interest rate swap agreements as fair value hedges of the risk of changes in the value of fixed-rate debt due to changes in interest rates for a portion of our fixed-rate borrowings. Accordingly, the swap agreements have been recorded at their fair market value of $33.7 million and are included in other long-term liabilities on the accompanying consolidated balance sheet, with a corresponding decrease in the carrying amount of the related debt. For the year ended December 31, 2018, $2.1 million of expense has been recorded to interest expense on the accompanying consolidated statements of operations related to these swap agreements. For the years ended December 31, 2017 and 2016, $2.9 million and $2.6 million, respectively, of income has been recorded to interest expense on the accompanying consolidated statements of operations related to these swap agreements.

We actively manage currency exposures that are associated with net monetary asset positions, currency purchases and sales commitments denominated in foreign currencies and foreign currency denominated assets and liabilities created in the normal course of business. We enter into forward sales and purchase contracts to manage currency to offset our net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of our operations. At December 31, 2018, we had outstanding forward contracts to buy foreign currency with a notional value of $123.7 million and to sell foreign currency with a notional value of $82.6 million. All of the currency derivatives expire within one year and are for U.S. dollar (USD) equivalents. The counterparties to the forward contracts are large financial institutions; however, the risk of loss to us in the event of nonperformance by a counterparty could be significant to our financial position or results of operations. At December 31, 2017, we had outstanding forward contracts to buy foreign currency with a notional value of $135.5 million and to sell foreign currency with a notional value of $97.7 million.

Our foreign currency forward contracts and certain commodity derivatives did not meet the criteria to qualify for hedge accounting.  The effect on operating results of items not qualifying for hedge accounting was a (loss) gain of $(5.4) million, $1.8 million and $(11.5) million in 2018, 2017 and 2016, respectively.

The fair value of our derivative asset and liability balances were:

	December 31,
	2018	2017
	($ in millions)
Other current assets	$5.7	$19.2
Other assets	0.7	3.6
Total derivative asset	$6.4	$22.8
Accrued liabilities	$3.5	$3.8
Other liabilities	34.1	28.1
Total derivative liability	$37.6	$31.9

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

Energy costs, including electricity and natural gas, and certain raw materials used in our production processes are subject to price volatility.  Depending on market conditions, we may enter into futures contracts, forward contracts, commodity swaps and put and call option contracts in order to reduce the impact of commodity price fluctuations.  As of December 31, 2018, we maintained open positions on commodity contracts with a notional value totaling $116.5 million ($92.8 million at December 31, 2017).  Assuming a hypothetical 10% increase in commodity prices, which are currently hedged, as of December 31, 2018, we would experience an $11.7 million ($9.3 million at December 31, 2017) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.

We transact business in various foreign currencies other than the USD which exposes us to movements in exchange rates which may impact revenue and expenses, assets and liabilities and cash flows. Our significant foreign currency exposure is denominated with European currencies, primarily the Euro, although exposures also exist in other currencies of Asia Pacific, Latin America, Middle East and Africa. For all derivative positions, we evaluated the effects of a 10% shift in exchange rates between those currencies and the USD, holding all other assumptions constant. Unfavorable currency movements of 10% would negatively affect the fair values of the derivatives held to hedge currency exposures by $19.7 million. These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities.  Our current debt structure is used to fund business operations, and commitments from banks under our Senior Revolving Credit Facility and Receivables Financing Agreement are sources of liquidity.  As of December 31, 2018, we had long-term borrowings, including current installments of long-term debt and capital lease obligations, of $3,230.3 million ($3,612.0 million at December 31, 2017) of which $823.9 million ($1,749.0 million at December 31, 2017) was issued at variable rates.

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

Assuming no changes in the $823.9 million of variable-rate debt levels from December 31, 2018, we estimate that a hypothetical change of 100-basis points in the LIBOR interest rates from 2018 would impact annual interest expense by $8.2 million. A portion of this hypothetical change would be offset by our interest rate swaps.

Our interest rate swaps reduced interest expense by $6.8 million, $6.1 million and $3.7 million in 2018, 2017 and 2016, respectively.

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

The management of Olin Corporation has assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2018.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013) to guide our analysis and assessment.  Based on our assessment as of December 31, 2018, the company’s internal control over financial reporting was effective based on those criteria.

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
Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Olin Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Olin Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

St. Louis, Missouri
February 25, 2019

CONSOLIDATED BALANCE SHEETS
December 31
(In millions, except per share data)

Assets	2018	2017
Current assets:
Cash and cash equivalents	$178.8	$218.4
Receivables, net	776.3	733.2
Income taxes receivable	5.9	16.9
Inventories, net	711.4	682.6
Other current assets	35.0	48.1
Total current assets	1,707.4	1,699.2
Property, plant and equipment, net	3,482.1	3,575.8
Deferred income taxes	26.3	36.4
Other assets	1,150.4	1,208.4
Intangible assets, net	511.6	578.5
Goodwill	2,119.6	2,120.0
Total assets	$8,997.4	$9,218.3
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$125.9	$0.7
Accounts payable	636.5	669.8
Income taxes payable	22.6	9.4
Accrued liabilities	333.3	274.4
Total current liabilities	1,118.3	954.3
Long-term debt	3,104.4	3,611.3
Accrued pension liability	674.3	635.9
Deferred income taxes	518.9	511.2
Other liabilities	749.3	751.9
Total liabilities	6,165.2	6,464.6
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share:
Authorized, 240.0 shares;
Issued and outstanding, 165.3 shares (167.1 in 2017)	165.3	167.1
Additional paid-in capital	2,247.4	2,280.9
Accumulated other comprehensive loss	(651.0)	(484.6)
Retained earnings	1,070.5	790.3
Total shareholders’ equity	2,832.2	2,753.7
Total liabilities and shareholders’ equity	$8,997.4	$9,218.3

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31
(In millions, except per share data)

	2018	2017	2016
Sales	$6,946.1	$6,268.4	$5,550.6
Operating expenses:
Cost of goods sold	5,822.1	5,554.9	4,944.5
Selling and administration	430.6	369.8	347.2
Restructuring charges	21.9	37.6	112.9
Acquisition-related costs	1.0	12.8	48.8
Other operating income	6.4	3.3	10.6
Operating income	676.9	296.6	107.8
Earnings (losses) of non-consolidated affiliates	(19.7)	1.8	1.7
Interest expense	243.2	217.4	191.9
Interest income	1.6	1.8	3.4
Non-operating pension income	21.7	34.4	44.8
Income (loss) before taxes	437.3	117.2	(34.2)
Income tax provision (benefit)	109.4	(432.3)	(30.3)
Net income (loss)	$327.9	$549.5	$(3.9)
Net income (loss) per common share:
Basic	$1.97	$3.31	$(0.02)
Diluted	$1.95	$3.26	$(0.02)
Average common shares outstanding:
Basic	166.8	166.2	165.2
Diluted	168.4	168.5	165.2

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years ended December 31
(In millions)

	2018	2017	2016
Net income (loss)	$327.9	$549.5	$(3.9)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net	(22.2)	31.7	(12.0)
Unrealized (losses) gains on derivative contracts, net	(11.7)	(1.7)	19.7
Pension and postretirement liability adjustments, net	(74.9)	(21.6)	(37.5)
Amortization of prior service costs and actuarial losses, net	28.3	17.0	12.3
Total other comprehensive (loss) income, net of tax	(80.5)	25.4	(17.5)
Comprehensive income (loss)	$247.4	$574.9	$(21.4)

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In millions, except per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares Issued	Par Value
Balance at January 1, 2016	165.1	$165.1	$2,236.4	$(492.5)	$509.8	$2,418.8
Net loss	—	—	—	—	(3.9)	(3.9)
Other comprehensive loss	—	—	—	(17.5)	—	(17.5)
Dividends paid:
Common stock ($0.80 per share)	—	—	—	—	(132.1)	(132.1)
Common stock issued for:
Stock options exercised	0.3	0.3	3.8	—	—	4.1
Other transactions	—	—	(0.8)	—	—	(0.8)
Stock-based compensation	—	—	4.4	—	—	4.4
Balance at December 31, 2016	165.4	$165.4	$2,243.8	$(510.0)	$373.8	$2,273.0
Net income	—	—	—	—	549.5	549.5
Other comprehensive income	—	—	—	25.4	—	25.4
Dividends paid:
Common stock ($0.80 per share)	—	—	—	—	(133.0)	(133.0)
Common stock issued for:
Stock options exercised	1.7	1.7	30.7	—	—	32.4
Other transactions	—	—	(0.9)	—	—	(0.9)
Stock-based compensation	—	—	7.3	—	—	7.3
Balance at December 31, 2017	167.1	$167.1	$2,280.9	$(484.6)	$790.3	$2,753.7
Income tax reclassification adjustment	—	—	—	(85.9)	85.9	—
Net income	—	—	—	—	327.9	327.9
Other comprehensive loss	—	—	—	(80.5)	—	(80.5)
Dividends paid:
Common stock ($0.80 per share)	—	—	—	—	(133.6)	(133.6)
Common stock repurchased and retired	(2.1)	(2.1)	(47.9)	—	—	(50.0)
Common stock issued for:
Stock options exercised	0.2	0.2	3.2	—	—	3.4
Other transactions	0.1	0.1	2.0	—	—	2.1
Stock-based compensation	—	—	9.2	—	—	9.2
Balance at December 31, 2018	165.3	$165.3	$2,247.4	$(651.0)	$1,070.5	$2,832.2
The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31 (In millions)

	2018	2017	2016
Operating Activities
Net income (loss)	$327.9	$549.5	$(3.9)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used for) operating activities:
Losses (earnings) of non-consolidated affiliates	19.7	(1.8)	(1.7)
Losses (gains) on disposition of property, plant and equipment	2.0	(3.1)	0.7
Stock-based compensation	12.0	9.1	7.5
Depreciation and amortization	601.4	558.9	533.5
Deferred income taxes	35.6	(452.7)	(32.7)
Write-off of equipment and facility included in restructuring charges	2.6	1.4	76.6
Qualified pension plan contributions	(2.6)	(1.7)	(7.3)
Qualified pension plan income	(15.0)	(26.9)	(37.5)
Change in assets and liabilities:
Receivables	(46.3)	(49.9)	38.5
Income taxes receivable/payable	24.5	9.6	10.7
Inventories	(35.5)	(37.8)	23.9
Other current assets	0.2	(12.1)	20.9
Accounts payable and accrued liabilities	(14.5)	100.0	(13.1)
Other assets	(2.6)	5.8	(4.3)
Other noncurrent liabilities	4.3	(5.9)	(12.1)
Other operating activities	(5.9)	6.4	3.5
Net operating activities	907.8	648.8	603.2
Investing Activities
Capital expenditures	(385.2)	(294.3)	(278.0)
Business acquired and related transactions, net of cash acquired	—	—	(69.5)
Payments under long-term supply contracts	—	(209.4)	(175.7)
Proceeds from sale/leaseback of equipment	—	—	40.4
Proceeds from disposition of property, plant and equipment	2.9	5.2	0.5
Proceeds from disposition of affiliated companies	—	—	8.8
Net investing activities	(382.3)	(498.5)	(473.5)
Financing Activities
Long-term debt:
Borrowings	570.0	2,035.5	230.0
Repayments	(946.1)	(2,037.9)	(435.3)
Common stock repurchased and retired	(50.0)	—	—
Stock options exercised	3.4	29.8	0.5
Excess tax benefits from stock-based compensation	—	—	0.4
Dividends paid	(133.6)	(133.0)	(132.1)
Debt issuance costs	(8.5)	(11.2)	(1.0)
Net financing activities	(564.8)	(116.8)	(337.5)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	0.4	0.3
Net (decrease) increase in cash and cash equivalents	(39.6)	33.9	(207.5)
Cash and cash equivalents, beginning of year	218.4	184.5	392.0
Cash and cash equivalents, end of year	$178.8	$218.4	$184.5
Cash paid for interest and income taxes:
Interest, net	$208.8	$200.9	$200.8
Income taxes, net of refunds	$52.9	$18.0	$(2.6)

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

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

NOTE 2. ACCOUNTING POLICIES

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

A performance obligation is a promise in a contract to transfer a distinct good to the customer. At contract inception, we assess the goods promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a good (or bundle of goods) that is distinct. A contract’s transaction price is based on the price stated in the contract and allocated to each distinct performance obligation and revenue is recognized when the performance obligation is satisfied. Substantially all of our contracts have a single distinct performance obligation or multiple performance obligations which are distinct and represent individual promises within the contract. Substantially all of our performance obligations are satisfied at a single point in time, when control is transferred, which is generally upon shipment or delivery as stated in the contract terms.

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

Refer to Note 21 “Segment Information” for information regarding the disaggregation of revenue by primary geographical markets and major product lines.

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

Included in other operating income were the following:

	Years Ended December 31,
	2018	2017	2016
	($ in millions)
Gains (losses) on disposition of property, plant and equipment, net	$(2.0)	$3.1	$(0.7)
Gains on insurance recoveries	8.0	—	11.0
Other	0.4	0.2	0.3
Other operating income	$6.4	$3.3	$10.6

Other operating income for 2018 included an $8.0 million insurance recovery for a second quarter 2017 business interruption at our Freeport, TX vinyl chloride monomer facility partially offset by a $1.7 million loss on the sale of land. The gains on disposition of property, plant and equipment in 2017 included a gain of $3.3 million from the sale of a former manufacturing facility. The gains on insurance recoveries in 2016 included insurance recoveries for property damage and business interruption related to a 2008 Henderson, NV chlor alkali facility incident.

Other Income (Expense)

Other income (expense) consists of non-operating income and expense items which are not related to our primary business activities.

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

Short-Term Investments

We classify our marketable securities as available-for-sale, which are reported at fair market value with unrealized gains and losses included in accumulated other comprehensive loss, net of applicable taxes.  The fair value of marketable securities is determined by quoted market prices.  Realized gains and losses on sales of investments, as determined on the specific identification method, and declines in value of securities judged to be other-than-temporary are included in other income (expense) in the consolidated statements of operations.  Interest and dividends on all securities are included in interest income and other income (expense), respectively. As of December 31, 2018 and 2017, we had no short-term investments recorded on our consolidated balance sheets.

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

Inventories

Inventories are valued at the lower of cost and net realizable value. For U.S. inventories, inventory costs are determined principally by the last-in, first-out (LIFO) method of inventory accounting while for international inventories, inventory costs are determined principally by the first-in, first-out (FIFO) method of inventory accounting.  Costs for other inventories have been determined principally by the average-cost method (primarily operating supplies, spare parts and maintenance parts).  Elements of costs in inventories include raw materials, direct labor and manufacturing overhead.

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

The activities of our asset retirement obligations were as follows:

	December 31,
	2018	2017
	($ in millions)
Beginning balance	$54.3	$55.4
Accretion	3.2	3.0
Spending	(8.0)	(8.8)
Foreign currency translation adjustments	(0.2)	0.2
Adjustments	10.9	4.5
Ending balance	$60.2	$54.3

At December 31, 2018 and 2017, our consolidated balance sheets included an asset retirement obligation of $49.6 million and $43.8 million, respectively, which were classified as other noncurrent liabilities.

In 2018, we had net adjustments that increased the asset retirement obligation by $10.9 million which was primarily related to additional asset retirement obligations for leased assets.

In 2017, we had net adjustments that increased the asset retirement obligation by $4.5 million which was primarily comprised of increases in estimated costs for certain assets.

Comprehensive Income (Loss)

Accumulated other comprehensive loss consists of foreign currency translation adjustments, pension and postretirement liability adjustments, pension and postretirement amortization of prior service costs and actuarial losses and net unrealized (losses) gains on derivative contracts.

Goodwill

Goodwill is not amortized, but is reviewed for impairment annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.  Accounting Standards Codification (ASC) 350 “Intangibles—Goodwill and Other” (ASC 350) permits entities to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. Circumstances that are considered as part of the qualitative assessment and could trigger the two-step impairment test include, but are not limited to:  a significant adverse change in the business climate; a significant adverse legal judgment; adverse cash flow trends; an adverse action or assessment by a government agency; unanticipated competition; decline in our stock price; and a significant restructuring charge within a reporting unit.  We define reporting units at the business segment level or one level below the business segment level.  For purposes of testing goodwill for impairment, goodwill has been allocated to our reporting units to the extent it relates to each reporting unit. Based upon our qualitative assessment, it is more likely than not that the fair value of our reporting units are greater than their carrying amounts as of December 31, 2018. No impairment charges were recorded for 2018, 2017 or 2016.

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

Intangible assets with finite lives are reviewed for impairment when conditions indicate that the carrying values of the assets may not be recoverable.  Circumstances that are considered as part of the qualitative assessment and could trigger a quantitative impairment test include, but are not limited to:  a significant adverse change in the business climate; a significant adverse legal judgment including asset specific factors; adverse cash flow trends; an adverse action or assessment by a government agency; unanticipated competition; decline in our stock price; and a significant restructuring charge within a reporting unit. Based upon our qualitative assessment, it is more likely than not that the fair value of our intangible assets are greater than the carrying amount as of December 31, 2018. No impairment of our intangible assets were recorded in 2018, 2017 or 2016.

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

Retirement-Related Benefits

We account for our defined benefit pension plans and non-pension postretirement benefit plans using actuarial models required by ASC 715 “Compensation—Retirement Benefits” (ASC 715).  These models use an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over the average remaining service lives of the employees in the plan.  Changes in liability due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as actuarial gains or losses.  The principle underlying the required attribution approach is that employees render service over their average remaining service lives on a relatively smooth basis and, therefore, the accounting for benefits earned under the pension or non-pension postretirement benefits plans should follow the same relatively smooth pattern.  Substantially all domestic defined benefit pension plan participants are no longer accruing benefits; therefore, actuarial gains and losses are amortized based upon the remaining life expectancy of the inactive plan participants.  For the years ended December 31, 2018 and 2017, the average remaining life expectancy of the inactive participants in the domestic defined benefit pension plan were 18 and 19 years, respectively.

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

For our defined benefit pension and other postretirement benefit plans, we measure service and interest costs by applying the specific spot rates along the yield curve to the plans’ estimated cash flows. We believe this approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve.

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

The fair value of each option granted, which typically vests ratably over three years, but not less than one year, was estimated on the date of grant, using the Black-Scholes option-pricing model with the following assumptions:

	2018	2017	2016
Dividend yield	2.43%	2.69%	6.09%
Risk-free interest rate	2.72%	2.06%	1.35%
Expected volatility	32%	34%	32%
Expected life (years)	6.0	6.0	6.0
Weighted-average grant fair value (per option)	$8.89	$7.78	$1.90
Weighted-average exercise price	$32.94	$29.82	$13.14
Shares granted	927,000	1,621,000	1,670,400

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

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the FASB issued ASU 2018-14, “Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans” which amends ASC 715. This update includes adding, clarifying and removing various disclosure requirements related to defined benefit pension and other postretirement plans. This update is effective for fiscal years beginning after December 15, 2020, with earlier application permitted. The guidance in this update is applied on a retrospective basis to all periods presented. We adopted this update on December 31, 2018. The adoption of this update did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” which amends ASC 820. This update includes adding, modifying and removing various disclosure requirements related to fair value measurements. This update is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with earlier application permitted. This update will be applied on a prospective basis for certain changes and retrospectively for other changes. We adopted this update on December 31, 2018. The adoption of this update did not have a material impact on our consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, “Amendments to Securities and Exchange Commission (SEC) Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (SAB 118) which amends ASC 740 “Income Taxes.” This update codifies the guidance in SAB 118. SAB 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” provided guidance for companies that have not completed their accounting for the income tax effects of U.S. Tax Cuts and Jobs Act (the 2017 Tax Act) in the period of enactment, allowing for a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. During 2017, we recognized a provisional deferred tax benefit of $437.9 million, which was included as a component of income tax (benefit) provision. At December 31, 2018, we have completed our accounting for the tax effects of enactment of the 2017 Tax Act. During 2018, we increased the deferred tax benefit by $3.9 million as a result of filing the 2017 U.S. and foreign tax returns and decreased the deferred tax benefit by $0.1 million as a result of additional guidance issued by the Internal Revenue Service.

In February 2018, FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” which amends ASC 220 “Income Statement—Reporting Comprehensive Income.”  This update allows a reclassification from accumulated other comprehensive loss to retained earnings for the stranded tax effects resulting from the 2017 Tax Act during each fiscal year or quarter in which the effect of the lower tax rate is recorded.  The update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with earlier application permitted. We adopted this update in March 2018 and reclassified $85.9 million related to the deferred gain resulting from the 2017 Tax Act from accumulated other comprehensive loss to retained earnings.

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

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” which amends ASC 715. This update requires the presentation of the service cost component of net periodic benefit (income) costs in the same income statement line item as other employee compensation costs arising from services rendered during the period. The update requires the presentation of the other components of the net periodic benefit (income) costs separately from the line item that includes the service cost and outside of any subtotal of operating income. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The guidance in this update is applied on a retrospective basis with earlier application permitted. We adopted this update on January 1, 2018 using the retrospective method. The adoption of ASU 2017-07 resulted in a change in our net periodic benefit (income) costs within operating income, which was offset by a corresponding change in non-operating pension income to reflect the impact of presenting the interest cost, expected return on plan assets and amortization of prior service cost and net actuarial loss components of net periodic benefit (income) costs outside of operating income.  For the years ended December 31, 2017 and 2016, the adoption of ASU 2017-07 resulted in a reclassification of $15.3 million and $20.8 million, respectively, from cost of goods sold, and $19.1 million and $24.0 million, respectively, from selling and administration expenses to non-operating pension income reflecting the aforementioned reclassification on our consolidated statements of operations.  The service cost component of net periodic benefit (income) costs continues to be included in the same income statement line item as other employee compensation costs arising from services rendered during the period.

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

In February 2016, the FASB issued ASU 2016-02 “Leases,” (ASU 2016-02) which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 “Leases.” Subsequent to the issuance of ASU 2016-02, ASC 842 was amended by various updates that amend and clarify the impact and implementation of the aforementioned update. These updates require lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. Upon initial application, the provisions of these updates are required to be applied using the modified retrospective method which requires retrospective adoption to each prior reporting period presented with the cumulative effect of adoption recorded to the earliest reporting period presented.  An optional transition method can be utilized which requires retrospective adoption beginning on the date of adoption with the cumulative effect of initially applying these updates recognized at the date of initial adoption. These updates also expand the required quantitative and qualitative disclosures surrounding leases. These updates are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. We adopted these updates on January 1, 2019 using the optional transition method. Adoption of these updates resulted in the recording of additional operating lease assets and lease liabilities on our consolidated balance sheet of between approximately $275 million and $325 million as of January 1, 2019. Our assets and liabilities for finance leases remained unchanged. We also recognized the cumulative effect of applying these updates as an adjustment to retained earnings of between approximately $10 million and $15 million, net of the deferred tax impact, primarily related to the recognition of previously deferred sale/leaseback gains. Our consolidated statements of operations and cash flows were not impacted by this adoption. These updates also impacted our accounting policies, internal controls and disclosures related to leases.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (ASU 2014-09), which amends ASC 605 “Revenue Recognition” and creates a new topic, ASC 606 “Revenue from Contracts with Customers” (ASC 606). Subsequent to the issuance of ASU 2014-09, ASC 606 was amended by various updates that amend and clarify the impact and implementation of the aforementioned update. These updates provide guidance on how an entity should recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Upon initial application, the provisions of these updates are required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. These updates also expand the disclosure requirements surrounding revenue recorded from contracts with customers. These updates are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We adopted these updates on January 1, 2018 using the modified retrospective transition method. The cumulative effect of applying the updates did not have a material impact on our consolidated financial statements. The most significant impact the updates had was on our accounting policies and disclosures on revenue recognition. Expanded disclosures regarding revenue recognition are included within our consolidated financial statements.

NOTE 4. ACQUISITION

On October 5, 2015 (the Closing Date), we completed the acquisition (the Acquisition) from DowDuPont Inc. (DowDuPont) (f/k/a The Dow Chemical Company) of its U.S. Chlor Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses (collectively, the Acquired Business), whose operating results are included in the accompanying financial statements since the Closing Date.

We finalized our purchase price allocation of the Acquired Business during the third quarter of 2016. For the year ended December 31, 2016, the aggregate purchase price was adjusted for the final working capital adjustment and the final valuation for the pension liabilities assumed from DowDuPont which resulted in a payment of $69.5 million.

For the years ended December 31, 2018, 2017 and 2016, we incurred costs related to the integration of the Acquired Business of $1.0 million, $12.8 million and $48.8 million, respectively, which consisted of advisory, legal, accounting and other professional fees.

NOTE 5. RESTRUCTURING CHARGES

On December 10, 2018, we announced that we had made the decision to permanently close the ammunition assembly operations at our Winchester facility in Geelong, Australia. Subsequent to the facility’s closure, product for customers in the region will be sourced from Winchester manufacturing facilities located in the United States. For the year ended December 31, 2018, we recorded pretax restructuring charges of $4.1 million for the write-off of equipment and facility costs, employee severance and related benefit costs and lease and other contract termination costs related to this action. We expect to incur additional restructuring charges through 2019 of approximately $1 million related to this closure.

On March 21, 2016, we announced that we had made the decision to close a combined total of 433,000 tons of chlor alkali capacity across three separate locations. Associated with this action, we have permanently closed our Henderson, NV chlor alkali plant with 153,000 tons of capacity and have reconfigured the site to manufacture bleach and distribute caustic soda and hydrochloric acid. Also, the capacity of our Niagara Falls, NY chlor alkali plant has been reduced from 300,000 tons to 240,000 tons and the chlor alkali capacity at our Freeport, TX facility was reduced by 220,000 tons. This 220,000 ton reduction was entirely from diaphragm cell capacity. For the years ended December 31, 2018, 2017 and 2016, we recorded pretax restructuring charges of $15.7 million, $32.6 million and $111.3 million, respectively, for the write-off of equipment and facility costs, lease and other contract termination costs, employee severance and related benefit costs, employee relocation costs and facility exit costs related to these actions. We expect to incur additional restructuring charges through 2019 of approximately $10 million related to these capacity reductions.

For the years ended December 31, 2018, 2017 and 2016, we recorded pretax restructuring charges of $2.1 million, $3.3 million and $0.8 million, respectively, for lease and other contract termination costs and facility exit costs related to our permanent reduction in capacity at our Becancour, Canada chlor alkali facility in 2014. We expect to incur additional restructuring charges through 2019 of less than $1 million related to this action.

For the years ended December 31, 2017 and 2016, we recorded pretax restructuring charges of $1.7 million and $0.8 million, respectively, for employee severance and related benefit costs, employee relocation costs and facility exit costs related to the relocation of our Winchester centerfire pistol and rifle ammunition manufacturing operations from East Alton, IL to Oxford, MS that was announced in 2010 and completed in 2016.

The following table summarizes the 2018, 2017 and 2016 activities by major component of these restructuring actions and the remaining balances of accrued restructuring costs as of December 31, 2018:

	Employee severance and related benefit costs	Lease and other contract termination costs	Employee relocation costs	Facility exit costs	Write-off of equipment and facility	Total
	($ in millions)
Balance at January 1, 2016	$4.6	$2.1	$—	$—	$—	$6.7
2016 restructuring charges	5.1	13.6	2.1	15.5	76.6	112.9
Amounts utilized	(6.3)	(8.2)	(2.1)	(13.7)	(76.6)	(106.9)
Balance at December 31, 2016	3.4	7.5	—	1.8	—	12.7
2017 restructuring charges	2.0	22.1	0.3	11.7	1.5	37.6
Amounts utilized	(3.6)	(26.3)	(0.3)	(13.5)	(1.5)	(45.2)
Balance at December 31, 2017	1.8	3.3	—	—	—	5.1
2018 restructuring charges	1.7	5.6	—	12.0	2.6	21.9
Amounts utilized	(2.0)	(2.9)	—	(11.3)	(2.6)	(18.8)
Balance at December 31, 2018	$1.5	$6.0	$—	$0.7	$—	$8.2

The following table summarizes the cumulative restructuring charges of these 2018, 2016, 2014 and 2010 restructuring actions by major component through December 31, 2018:

	Chlor Alkali Products and Vinyls		Winchester		Total
	Becancour	Capacity Reductions	Oxford	Geelong
	($ in millions)
Write-off of equipment and facility	$3.5	$78.1	$—	$2.6	$84.2
Employee severance and related benefit costs	2.7	5.9	14.7	1.3	24.6
Facility exit costs	5.9	33.8	2.3	—	42.0
Pension and other postretirement benefits curtailment	—	—	4.1	—	4.1
Employee relocation costs	—	1.7	6.0	—	7.7
Lease and other contract termination costs	6.1	40.2	—	0.2	46.5
Total cumulative restructuring charges	$18.2	$159.7	$27.1	$4.1	$209.1

As of December 31, 2018, we have incurred cash expenditures of $112.2 million and non-cash charges of $88.7 million related to these restructuring actions.  The remaining balance of $8.2 million is expected to be paid out through 2020.

NOTE 6. EARNINGS PER SHARE

Basic and diluted income (loss) per share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding.  Diluted net income (loss) per share reflects the dilutive effect of stock-based compensation.

	Years ended December 31,
	2018	2017	2016
Computation of Income (Loss) per Share	(In millions, except per share data)
Net income (loss)	$327.9	$549.5	$(3.9)
Basic shares	166.8	166.2	165.2
Basic net income (loss) per share	$1.97	$3.31	$(0.02)
Diluted shares:
Basic shares	166.8	166.2	165.2
Stock-based compensation	1.6	2.3	—
Diluted shares	168.4	168.5	165.2
Diluted net income (loss) per share	$1.95	$3.26	$(0.02)

The computation of dilutive shares from stock-based compensation does not include 2.4 million, 1.6 million and 6.5 million shares in 2018, 2017 and 2016, respectively, as their effect would have been anti-dilutive.

NOTE 7. ACCOUNTS RECEIVABLES

On December 20, 2016, we entered into a three-year, $250.0 million Receivables Financing Agreement with PNC Bank, National Association, as administrative agent (Receivables Financing Agreement). Under the Receivables Financing Agreement, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the Receivables Financing Agreement incorporates the leverage and coverage covenants that are contained in the senior revolving credit facility. As of December 31, 2018 and 2017, $360.4 million and $340.9 million, respectively, of our trade receivables were pledged as collateral and we had $125.0 million and $249.7 million, respectively, drawn under the agreement. As of December 31, 2018, we had $125.0 million of additional borrowing capacity under the Receivables Financing Agreement.

Olin also has trade accounts receivable factoring arrangements (AR Facilities) and pursuant to the terms of the AR Facilities, certain of our subsidiaries may sell their accounts receivable up to a maximum of $315.0 million. We will continue to service the outstanding accounts sold.  These receivables qualify for sales treatment under ASC 860 “Transfers and Servicing” and, accordingly, the proceeds are included in net cash provided by operating activities in the consolidated statements of cash flows. The following table summarizes the AR Facilities activity:

	December 31,
	2018	2017
	($ in millions)
Beginning Balance	$182.3	$126.1
Gross receivables sold	1,372.3	1,655.2
Payments received from customers on sold accounts	(1,422.2)	(1,599.0)
Ending Balance	$132.4	$182.3

  The factoring discount paid under the AR Facilities is recorded as interest expense on the consolidated statements of operations. The factoring discount for the years ended December 31, 2018, 2017 and 2016 was $4.3 million, $3.7 million and $1.1 million, respectively. The agreements are without recourse and therefore no recourse liability has been recorded as of December 31, 2018.

At December 31, 2018 and 2017, our consolidated balance sheets included other receivables of $58.0 million and $105.5 million, respectively, which were classified as receivables, net.

NOTE 8. ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLES

Allowance for doubtful accounts receivable consisted of the following:

	December 31,
	2018	2017
	($ in millions)
Beginning balance	$12.3	$10.1
Provisions charged	1.7	1.8
Write-offs, net of recoveries	(0.7)	(0.1)
Foreign currency translation adjustments	(0.4)	0.5
Ending balance	$12.9	$12.3

NOTE 9. INVENTORIES

	December 31,
	2018	2017
	($ in millions)
Supplies	$66.4	$66.1
Raw materials	66.7	75.3
Work in process	139.6	127.8
Finished goods	488.5	462.6
	761.2	731.8
LIFO reserve	(49.8)	(49.2)
Inventories, net	$711.4	$682.6

Inventories valued using the LIFO method comprised 55% of the total inventories at both December 31, 2018 and 2017.  The replacement cost of our inventories would have been approximately $49.8 million and $49.2 million higher than that reported at December 31, 2018 and 2017, respectively.

NOTE 10. OTHER ASSETS

Included in other assets were the following:

	December 31,
	2018	2017
	($ in millions)
Supply contracts	$1,099.5	$1,137.1
Investments in non-consolidated affiliates	8.8	28.5
Other	42.1	42.8
Other assets	$1,150.4	$1,208.4

For the year ended December 31, 2018, we recorded a $21.5 million non-cash impairment charge related to an adjustment to the value of our 9.1% limited partnership interest in Bay Gas Storage Company, Ltd. (Bay Gas).  Bay Gas owns, leases and operates underground gas storage and related pipeline facilities, which are used to provide storage in the McIntosh, AL area and delivery of natural gas. The general partner, Sempra Energy (Sempra), announced in the second quarter of 2018 its plan to sell several assets including its 90.9% interest in Bay Gas.  In connection with this decision, Sempra recorded an impairment charge related to Bay Gas adjusting the related assets’ carrying values to an estimated fair value.  We recorded a reduction in our investment in the non-consolidated affiliate for the proportionate share of the non-cash impairment charge. Olin has no other non-consolidated affiliates.

The losses of non-consolidated affiliates were $19.7 million for the year ended December 31, 2018, which reflect a $21.5 million non-cash impairment charge recorded during 2018. The earnings of non-consolidated affiliates were $1.8 million and $1.7 million for the years ended December 31, 2017 and 2016, respectively.

On January 1, 2019, we entered into an agreement to sell our 9.1% limited partnership interest in Bay Gas for approximately $20 million. The sale closed on February 7, 2019 which resulted in a gain of approximately $11 million which will be included in first quarter 2019 results.

In connection with the Acquisition, Olin and DowDuPont entered into arrangements for the long-term supply of ethylene by DowDuPont to Olin, pursuant to which, among other things, Olin made upfront payments of $433.5 million on the Closing Date in order to receive ethylene at producer economics and for certain reservation fees and for the option to obtain additional ethylene at producer economics. The fair value of the long-term supply contracts recorded as of the Closing Date was a long-term asset of $416.1 million which will be amortized over the life of the contracts as ethylene is received. During 2017, we made an additional payment of $209.4 million in connection with our option to reserve additional ethylene supply at producer economics from DowDuPont which increased the value of the long-term asset.

On February 27, 2017, we also exercised the remaining option to obtain additional future ethylene at producer economics from DowDuPont. In connection with the exercise of this option, we also secured a long-term customer arrangement. As a result, an additional payment will be made to DowDuPont of between $440 million and $465 million on or about the fourth quarter of 2020. During September 2017, as a result of DowDuPont’s new Texas 9 ethylene cracker becoming operational, Olin recognized a long-term asset and other liabilities of $389.2 million, which represents the present value of the additional estimated payment. The discounted amount of $51.8 million will be recorded as interest expense through the fourth quarter of 2020. For the years ended December 31, 2018 and 2017, interest expense of $16.0 million and $3.9 million, respectively, was recorded for accretion on the 2020 payment discount.

During 2016, Olin entered into arrangements to increase our supply of low cost electricity. In conjunction with these arrangements, Olin made payments of $175.7 million in 2016. The payments made under these arrangements will be amortized over the life of the contracts as electrical power is received.

The weighted-average useful life of long-term supply contracts at December 31, 2018 was 20 years. For the years ended December 31, 2018, 2017 and 2016, amortization expense of $37.6 million, $28.2 million and $21.5 million, respectively, was recognized within cost of goods sold related to these supply contracts and is reflected in depreciation and amortization on the consolidated statements of cash flows. We estimate that amortization expense will be approximately $38 million in 2019 and 2020 and $60 million in 2021, 2022 and 2023 related to these long-term supply contracts.  The long-term supply contracts are monitored for impairment each reporting period.

NOTE 11. PROPERTY, PLANT AND EQUIPMENT

		December 31,
	Useful Lives	2018	2017
		($ in millions)
Land and improvements to land	10-20 Years	$276.9	$281.7
Buildings and building equipment	10-30 Years	387.6	382.4
Machinery and equipment	3-20 Years	5,252.0	5,028.4
Leasehold improvements		5.2	3.9
Construction in progress		341.4	212.5
Property, plant and equipment		6,263.1	5,908.9
Accumulated depreciation		(2,781.0)	(2,333.1)
Property, plant and equipment, net		$3,482.1	$3,575.8

The weighted-average useful life of machinery and equipment at December 31, 2018 was 11 years. Depreciation expense was $497.8 million, $465.1 million and $435.7 million for 2018, 2017 and 2016, respectively.  Interest capitalized was $6.0 million, $3.0 million and $1.9 million for 2018, 2017 and 2016, respectively.

The consolidated statements of cash flows for the years ended December 31, 2018, 2017 and 2016, included decreases of $25.5 million, $0.5 million and $29.9 million, respectively, to capital expenditures, with the corresponding change to accounts payable and accrued liabilities, related to purchases of property, plant and equipment included in accounts payable and accrued liabilities at December 31, 2018, 2017 and 2016.

During 2016, we entered into sale/leaseback transactions for railcars that we acquired in connection with the Acquisition. We received proceeds from the sales of $40.4 million for the year ended December 31, 2016.

NOTE 12. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill were as follows:

	Chlor Alkali Products and Vinyls	Epoxy	Total
	($ in millions)
Balance at January 1, 2017	$1,831.3	$286.7	$2,118.0
Foreign currency translation adjustment	1.6	0.4	2.0
Balance at December 31, 2017	1,832.9	287.1	2,120.0
Foreign currency translation adjustment	(0.3)	(0.1)	(0.4)
Balance at December 31, 2018	$1,832.6	$287.0	$2,119.6

Intangible assets consisted of the following:

		December 31,
		2018			2017
	Useful Lives	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
		($ in millions)
Customers, customer contracts and relationships	10-15 Years	$675.2	$(211.9)	$463.3	$679.5	$(163.6)	$515.9
Trade name	5 Years	7.0	(4.6)	2.4	7.1	(3.2)	3.9
Acquired technology	7 Years	85.4	(39.6)	45.8	86.1	(27.7)	58.4
Other	10 Years	0.7	(0.6)	0.1	2.3	(2.0)	0.3
Total intangible assets		$768.3	$(256.7)	$511.6	$775.0	$(196.5)	$578.5

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

Amortization expense relating to intangible assets was $62.8 million, $62.8 million and $73.8 million in 2018, 2017 and 2016, respectively.  We estimate that amortization expense will be approximately $63 million in 2019 and 2020, approximately $61 million in 2021, approximately $54 million in 2022 and approximately $35 million in 2023.

NOTE 13. DEBT

Long-Term Debt

	December 31,
	2018	2017
Notes payable:	($ in millions)
Variable-rate Senior Term Loan Facility, due 2022 (4.02% and 3.57% at December 31, 2018 and 2017, respectively)	$543.0	$1,323.4
Variable-rate Recovery Zone bonds, due 2024-2035 (3.67% and 3.27% at December 31, 2018 and 2017, respectively)	103.0	103.0
Variable-rate Go Zone bonds, due 2024 (3.67% and 3.27% at December 31, 2018 and 2017, respectively)	50.0	50.0
Variable-rate Industrial development and environmental improvement obligations, due 2025 (2.52% and 1.27% at December 31, 2018 and 2017, respectively)	2.9	2.9
9.75%, due 2023	720.0	720.0
10.00%, due 2025	500.0	500.0
5.50%, due 2022	200.0	200.0
5.125%, due 2027	500.0	500.0
5.00%, due 2030	550.0	—
Senior Revolving Credit Facility	—	20.0
Receivables Financing Agreement	125.0	249.7
Capital lease obligations	4.2	3.7
Total notes payable	3,298.1	3,672.7
Deferred debt issuance costs	(34.1)	(32.6)
Interest rate swaps	(33.7)	(28.1)
Total debt	3,230.3	3,612.0
Amounts due within one year	125.9	0.7
Total long-term debt	$3,104.4	$3,611.3

On January 19, 2018, Olin issued $550.0 million aggregate principal amount of 5.00% senior notes due February 1, 2030 (2030 Notes), which were registered under the Securities Act of 1933, as amended. Interest on the 2030 Notes began accruing from January 19, 2018 and is paid semi-annually beginning on August 1, 2018. Proceeds from the 2030 Notes were used to redeem $550.0 million of debt under the $1,375.0 million term loan facility (Term Loan Facility). For the year ended December 31, 2018, we recognized interest expense of $2.6 million for the write-off of unamortized deferred debt issuance costs related to the redemption of $550.0 million of debt under the Term Loan Facility.

On March 9, 2017, we entered into a new five-year $1,975.0 million senior credit facility, which amended and restated the existing $1,850.0 million senior credit facility. We recognized interest expense of $1.2 million for the write-off of unamortized deferred debt issuance costs related to this action during 2017. Pursuant to the agreement, the aggregate principal amount under the term loan facility was increased to $1,375.0 million, and the aggregate commitments under the senior revolving credit facility were increased to $600.0 million (Senior Revolving Credit Facility and, together with the Term Loan Facility, the Senior Credit Facility), from $500.0 million. At December 31, 2018, we had $596.5 million available under our $600.0 million Senior Revolving Credit Facility because we had issued $3.5 million of letters of credit. In March 2017, we drew the entire $1,375.0 million term loan and used the proceeds to redeem the remaining balance of the existing $1,350.0 million senior credit facility of $1,282.5 million and a portion of the $800.0 million Sumitomo Credit Facility (Sumitomo Credit Facility). The maturity date for the Senior Credit Facility was extended from October 5, 2020 to March 9, 2022. The $600.0 million Senior Revolving Credit Facility includes a $100.0 million letter of credit subfacility. The Term Loan Facility included amortization payable in equal quarterly installments at a rate of 5.0% per annum for the first two years, increasing to 7.5% per annum for the following year and to 10.0% per annum for the last two years. However, in connection with the $550.0 million prepayment of the Term Loan Facility in January 2018, the required quarterly installments of the Term Loan Facility were eliminated. For the years ended December 31, 2017 and 2016, we repaid $51.6 million and $67.5 million, respectively, under the required quarterly installments of the term loan facilities.

Under the Senior Credit Facility, we may select various floating rate borrowing options. The actual interest rate paid on borrowings under the Senior Credit Facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the applicable facility for the prior fiscal quarter.  The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows. We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of December 31, 2018 and 2017, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As of December 31, 2018, there were no covenants or other restrictions that would have limited our ability to borrow under these facilities.

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

On December 20, 2016, we entered into a three-year, $250.0 million Receivables Financing Agreement. Under the Receivables Financing Agreement, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the Receivables Financing Agreement incorporates the leverage and coverage covenants that are contained in the senior revolving credit facility. As of December 31, 2018 and 2017, $360.4 million and $340.9 million, respectively, of our trade receivables were pledged as collateral and we had $125.0 million and $249.7 million, respectively, drawn under the agreement. As of December 31, 2018, we had $125.0 million of additional borrowing capacity under the Receivables Financing Agreement. For the year ended December 31, 2017, we borrowed $40.0 million under the Receivables Financing Agreement and used the proceeds to fund a portion of the payment to DowDuPont associated with a long-term ethylene supply contract to reserve additional ethylene at producer economics. For the year ended December 31, 2016, the proceeds of the Receivables Financing Agreement were used to repay $210.0 million of the Sumitomo Credit Facility.

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

In 2018, we paid debt issuance costs of $8.5 million relating to the 2030 Notes. In 2017, we paid debt issuance costs of $11.2 million relating to the Senior Credit Facility and the 2027 Notes. In 2016, we paid debt issuance costs of $1.0 million for the registration of the $720.0 million aggregate principal amount of 9.75% senior notes due October 15, 2023 and $500.0 million aggregate principal amount of 10.00% senior notes due October 15, 2025 under the Securities Act of 1933.

Pursuant to a note purchase agreement dated December 22, 1997, SunBelt sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G.  We refer to these notes as the SunBelt Notes. The SunBelt Notes accrued interest at a rate of 7.23% per annum, payable semi-annually in arrears on each June 22 and December 22.  In December 2017 and 2016, $12.2 million was repaid on these SunBelt Notes. At December 31, 2017, all amounts due under the SunBelt Notes had been repaid.

At December 31, 2018, we had total letters of credit of $74.7 million outstanding, of which $3.5 million were issued under our Senior Revolving Credit Facility.  The letters of credit are used to support certain long-term debt, certain workers compensation insurance policies, certain plant closure and post-closure obligations and certain international pension funding requirements.

Annual maturities of long-term debt, including capital lease obligations, are $125.9 million in 2019, $1.8 million in 2020, $0.5 million in 2021, $743.4 million in 2022, $720.3 million in 2023 and a total of $1,706.2 million thereafter.

In April 2016, we entered into three tranches of forward starting interest rate swaps whereby we agreed to pay fixed rates to the counterparties who, in turn, pay us floating rates on $1,100.0 million, $900.0 million, and $400.0 million of our underlying floating-rate debt obligations. Each tranche’s term length is for twelve months beginning on December 31, 2016, December 31, 2017, and December 31, 2018, respectively. The counterparties to the agreements are SMBC Capital Markets, Inc., Wells Fargo Bank, N.A. (Wells Fargo), PNC Bank, National Association, and Toronto-Dominion Bank. These

counterparties are large financial institutions. We have designated the swaps as cash flow hedges of the risk of changes in interest payments associated with our variable-rate borrowings. Accordingly, the remaining swap agreement has been recorded at its fair market value of $5.3 million and is included in other current assets on the accompanying consolidated balance sheet, with the corresponding gain deferred as a component of other comprehensive loss. For the years ended December 31, 2018 and 2017, $8.9 million and $3.1 million, respectively, of income was recorded to interest expense on the accompanying consolidated statements of operations related to these swap agreements.

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

We have designated the April 2016 and October 2016 interest rate swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of our fixed rate borrowings. Accordingly, the swap agreements have been recorded at their fair market value of $33.7 million and are included in other long-term liabilities on the accompanying consolidated balance sheet, with a corresponding decrease in the carrying amount of the related debt. For the year ended December 31, 2018, $2.1 million of expense has been recorded to interest expense on the accompanying consolidated statements of operations related to these swap agreements. For the years ended December 31, 2017 and 2016, $2.9 million and $2.6 million, respectively, of income has been recorded to interest expense on the accompanying consolidated statements of operations related to these swap agreements.

Our loss in the event of nonperformance by these counterparties could be significant to our financial position and results of operations.  Our interest rate swaps reduced interest expense by $6.8 million, $6.1 million and $3.7 million in 2018, 2017 and 2016, respectively.  The difference between interest paid and interest received is included as an adjustment to interest expense.

NOTE 14. PENSION PLANS

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

During 2016, we made a discretionary cash contribution to our domestic qualified defined benefit pension plan of $6.0 million. Based on our plan assumptions and estimates, we will not be required to make any cash contributions to the domestic qualified defined benefit pension plan at least through 2019.

We have international qualified defined benefit pension plans to which we made cash contributions of $2.6 million, $1.7 million and $1.3 million in 2018, 2017 and 2016, respectively, and we anticipate less than $5 million of cash contributions to international qualified defined benefit pension plans in 2019.

Pension Obligations and Funded Status

Changes in the benefit obligation and plan assets were as follows:

	December 31, 2018			December 31, 2017
	U.S.	Foreign	Total	U.S.	Foreign	Total
Change in Benefit Obligation	($ in millions)
Benefit obligation at beginning of year	$2,579.9	$303.4	$2,883.3	$2,466.2	$251.0	$2,717.2
Service cost	1.4	9.7	11.1	1.2	8.2	9.4
Interest cost	80.6	5.7	86.3	81.3	5.3	86.6
Actuarial (gain) loss	(163.2)	1.5	(161.7)	161.7	9.6	171.3
Benefits paid	(133.2)	(3.7)	(136.9)	(130.5)	(4.2)	(134.7)
Plan participant’s contributions	—	1.2	1.2	—	1.0	1.0
Plan amendments	—	(0.4)	(0.4)	—	1.7	1.7
Foreign currency translation adjustments	—	(15.1)	(15.1)	—	30.8	30.8
Benefit obligation at end of year	$2,365.5	$302.3	$2,667.8	$2,579.9	$303.4	$2,883.3

	December 31, 2018			December 31, 2017
	U.S.	Foreign	Total	U.S.	Foreign	Total
Change in Plan Assets	($ in millions)
Fair value of plans’ assets at beginning of year	$2,172.5	$74.4	$2,246.9	$2,012.0	$66.5	$2,078.5
Actual return on plans’ assets	(113.9)	(2.1)	(116.0)	290.6	5.0	295.6
Employer contributions	0.4	1.8	2.2	0.4	2.2	2.6
Benefits paid	(133.2)	(2.2)	(135.4)	(130.5)	(3.0)	(133.5)
Foreign currency translation adjustments	—	(4.7)	(4.7)	—	3.7	3.7
Fair value of plans’ assets at end of year	$1,925.8	$67.2	$1,993.0	$2,172.5	$74.4	$2,246.9

	December 31, 2018			December 31, 2017
	U.S.	Foreign	Total	U.S.	Foreign	Total
Funded Status	($ in millions)
Qualified plans	$(436.1)	$(232.8)	$(668.9)	$(403.7)	$(226.9)	$(630.6)
Non-qualified plans	(3.6)	(2.3)	(5.9)	(3.7)	(2.1)	(5.8)
Total funded status	$(439.7)	$(235.1)	$(674.8)	$(407.4)	$(229.0)	$(636.4)

Under ASC 715, we recorded a $76.5 million after-tax charge ($100.6 million pretax) to shareholders’ equity as of December 31, 2018 for our pension plans.  This charge primarily reflected unfavorable performance on plan assets during 2018, partially offset by a 60-basis point increase in the domestic pension plans’ discount rate. In 2017, we recorded a $21.3 million after-tax charge ($26.9 million pretax) to shareholders’ equity as of December 31, 2017 for our pension plans.  This charge primarily reflected a 50-basis point decrease in the domestic pension plans’ discount rate, partially offset by favorable performance on plan assets during 2017.

The $161.7 million actuarial gain for 2018 was primarily due to a 60-basis point increase in the domestic pension plans’ discount rate. The $171.3 million actuarial loss for 2017 was primarily due to a 50-basis point decrease in the domestic pension plans’ discount rate.

Amounts recognized in the consolidated balance sheets consisted of:

	December 31, 2018			December 31, 2017
	U.S.	Foreign	Total	U.S.	Foreign	Total
	($ in millions)
Accrued benefit in current liabilities	$(0.4)	$(0.1)	$(0.5)	$(0.4)	$(0.1)	$(0.5)
Accrued benefit in noncurrent liabilities	(439.3)	(235.0)	(674.3)	(407.0)	(228.9)	(635.9)
Accumulated other comprehensive loss	796.5	56.0	852.5	735.1	51.4	786.5
Net balance sheet impact	$356.8	$(179.1)	$177.7	$327.7	$(177.6)	$150.1

At December 31, 2018 and 2017, the benefit obligation of non-qualified pension plans was $5.9 million and $5.8 million, respectively, and was included in the above pension benefit obligation.  There were no plan assets for these non-qualified pension plans.  Benefit payments for the non-qualified pension plans are expected to be as follows:  2019—$0.5 million; 2020—$0.9 million; 2021—$0.5 million; 2022—$0.4 million; and 2023—$0.3 million.  Benefit payments for the qualified plans are projected to be as follows:  2019—$140.5 million; 2020—$140.3 million; 2021—$139.4 million; 2022—$138.0 million; and 2023—$135.2 million.

	December 31,
	2018	2017
	($ in millions)
Projected benefit obligation	$2,667.8	$2,883.3
Accumulated benefit obligation	2,641.3	2,851.0
Fair value of plan assets	1,993.0	2,246.9

	Years Ended December 31,
	2018	2017	2016
Components of Net Periodic Benefit (Income) Costs	($ in millions)
Service cost	$11.1	$9.4	$9.0
Interest cost	86.3	86.6	87.7
Expected return on plans’ assets	(146.5)	(149.4)	(154.5)
Amortization of prior service cost	0.1	2.2	—
Recognized actuarial loss	34.5	24.8	20.7
Net periodic benefit (income) costs	$(14.5)	$(26.4)	$(37.1)

Included in Other Comprehensive Loss (Pretax)
Liability adjustment	$100.6	$26.9	$66.1
Amortization of prior service costs and actuarial losses	(34.6)	(27.0)	(20.7)

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (ASU 2017-07) which amends ASC 715 “Compensation—Retirement Benefits.” The adoption of ASU 2017-07 resulted in a change in our net periodic benefit (income) costs within operating income, which was offset by a corresponding change in non-operating pension income to reflect the impact of presenting the interest cost, expected return on plan assets, amortization of prior service cost and net actuarial loss components of net periodic benefit (income) costs outside of operating income.  We adopted this update on January 1, 2018 using the retrospective method. For the years ended December 31, 2017 and 2016, the adoption of ASU 2017-07 resulted in a reclassification of $15.3 million and $20.8 million, respectively, from cost of goods sold and $19.1 million and $24.0 million, respectively, from selling and administration to non-operating pension income reflecting the aforementioned reclassification on our consolidated statements of operations.  The service cost component of net periodic benefit (income) costs continues to be included in the same income statement line item as other employee compensation costs arising from services rendered during the period.

The service cost component of net periodic benefit (income) cost related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census data.

Pension Plan Assumptions

Certain actuarial assumptions, such as discount rate and long-term rate of return on plan assets, have a significant effect on the amounts reported for net periodic benefit cost and accrued benefit obligation amounts.  We use a measurement date of December 31 for our pension plans.

	U.S. Pension Benefits				Foreign Pension Benefits
Weighted-Average Assumptions	2018		2017	2016	2018	2017	2016
Discount rate—periodic benefit cost	3.6%	(1)	4.1%	4.4%	2.2%	2.3%	2.7%
Expected return on assets	7.75%		7.75%	7.75%	5.2%	5.6%	6.0%
Rate of compensation increase	3.0%		3.0%	3.0%	2.9%	3.0%	3.0%
Discount rate—benefit obligation	4.2%		3.6%	4.1%	2.2%	2.2%	2.3%

(1)
The discount rate—periodic benefit cost for our domestic qualified pension plan is comprised of the discount rate used to determine interest costs of 3.2% and the discount rate used to determine service costs of 3.7%.

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

The long-term expected rate of return on plan assets represents an estimate of the long-term rate of returns on the investment portfolio consisting of equities, fixed income and alternative investments.  We use long-term historical actual return information, the allocation mix of investments that comprise plan assets, and forecast estimates of long-term investment returns, including inflation rates, by reference to external sources.  The historic rates of return on plan assets have been 6.3% for the last 5 years, 9.2% for the last 10 years and 8.8% for the last 15 years.  The following rates of return by asset class were considered in setting the long-term rate of return assumption:

U.S. equities	9%	to	13%
Non-U.S. equities	6%	to	11%
Fixed income/cash	5%	to	9%
Alternative investments	5%	to	15%
Absolute return strategies	8%	to	12%

Plan Assets

Our pension plan asset allocations at December 31, 2018 and 2017 by asset class were as follows:

	Percentage of Plan Assets
Asset Class	2018	2017
U.S. equities	12%	19%
Non-U.S. equities	15%	17%
Fixed income/cash	32%	24%
Alternative investments	24%	21%
Absolute return strategies	17%	19%
Total	100%	100%

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

As of December 31, 2018, the following target allocation and ranges have been set for each asset class:

Asset Class	Target Allocation	Target Range
U.S. equities(1)	20%	15-31
Non-U.S. equities(1)	16%	2-32
Fixed income/cash(1)	43%	21-75
Alternative investments	4%	0-29
Absolute return strategies	17%	10-30

(1)	The target allocation for these asset classes include alternative investments, primarily hedge funds, based on the underlying investments in each hedge fund.

Determining which hierarchical level an asset or liability falls within requires significant judgment.  The following table summarizes our domestic and foreign defined benefit pension plan assets measured at fair value as of December 31, 2018:

Asset Class	Investments Measured at Net Asset Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities	($ in millions)
U.S. equities	$111.5	$136.6	$—	$—	$248.1
Non-U.S. equities	255.8	44.5	0.9	—	301.2
Fixed income/cash
Cash	—	55.7	—	—	55.7
Government treasuries	0.7	—	175.0	—	175.7
Corporate debt instruments	83.7	—	139.2	—	222.9
Asset-backed securities	153.6	—	17.6	—	171.2
Alternative investments
Hedge fund of funds	440.8	—	—	—	440.8
Real estate funds	22.3	—	—	—	22.3
Private equity funds	7.6	—	—	—	7.6
Absolute return strategies	347.5	—	—	—	347.5
Total assets	$1,423.5	$236.8	$332.7	$—	$1,993.0

The following table summarizes our domestic and foreign defined benefit pension plan assets measured at fair value as of December 31, 2017:

Asset Class	Investments Measured at Net Asset Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities	($ in millions)
U.S. equities	$230.7	$203.7	$—	$—	$434.4
Non-U.S. equities	321.9	55.6	14.6	—	392.1
Fixed income/cash
Cash	—	41.9	—	—	41.9
Government treasuries	0.7	—	151.2	—	151.9
Corporate debt instruments	80.9	—	115.1	—	196.0
Asset-backed securities	104.3	—	44.0	—	148.3
Alternative investments
Hedge fund of funds	430.7	—	—	—	430.7
Real estate funds	21.8	—	—	—	21.8
Private equity funds	11.5	—	—	—	11.5
Absolute return strategies	418.3	—	—	—	418.3
Total assets	$1,620.8	$301.2	$324.9	$—	$2,246.9

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

NOTE 15. POSTRETIREMENT BENEFITS

We provide certain postretirement healthcare (medical) and life insurance benefits for eligible active and retired domestic employees.  The healthcare plans are contributory with participants’ contributions adjusted annually based on medical rates of inflation and plan experience.  We use a measurement date of December 31 for our postretirement plans.

Other Postretirement Benefits Obligations and Funded Status

Changes in the benefit obligation were as follows:

	December 31, 2018			December 31, 2017
	U.S.	Foreign	Total	U.S.	Foreign	Total
Change in Benefit Obligation	($ in millions)
Benefit obligation at beginning of year	$40.6	$10.2	$50.8	$43.6	$8.6	$52.2
Service cost	0.9	0.4	1.3	0.8	0.3	1.1
Interest cost	1.2	0.3	1.5	1.2	0.3	1.5
Actuarial (gain) loss	(2.0)	(0.1)	(2.1)	(0.6)	1.0	0.4
Benefits paid	(3.2)	(0.4)	(3.6)	(4.4)	(0.3)	(4.7)
Foreign currency translation adjustments	—	(0.9)	(0.9)	—	0.3	0.3
Benefit obligation at end of year	$37.5	$9.5	$47.0	$40.6	$10.2	$50.8

	December 31, 2018			December 31, 2017
	U.S.	Foreign	Total	U.S.	Foreign	Total
	($ in millions)
Funded status	$(37.5)	$(9.5)	$(47.0)	$(40.6)	$(10.2)	$(50.8)

Under ASC 715, we recorded a $1.6 million after-tax benefit ($2.1 million pretax) to shareholders’ equity as of December 31, 2018 for our other postretirement plans.  In 2017, we recorded an after-tax charge of $0.3 million ($0.4 million pretax) to shareholders’ equity as of December 31, 2017 for our other postretirement plans.

Amounts recognized in the consolidated balance sheets consisted of:

	December 31, 2018			December 31, 2017
	U.S.	Foreign	Total	U.S.	Foreign	Total
	($ in millions)
Accrued benefit in current liabilities	$(3.6)	$(0.3)	$(3.9)	$(4.0)	$(0.3)	$(4.3)
Accrued benefit in noncurrent liabilities	(33.9)	(9.2)	(43.1)	(36.6)	(9.9)	(46.5)
Accumulated other comprehensive loss	20.1	1.0	21.1	24.7	0.9	25.6
Net balance sheet impact	$(17.4)	$(8.5)	$(25.9)	$(15.9)	$(9.3)	$(25.2)

	Years Ended December 31,
	2018	2017	2016
Components of Net Periodic Benefit Cost	($ in millions)
Service cost	$1.3	$1.1	$1.2
Interest cost	1.5	1.5	1.6
Amortization of prior service cost	—	(2.2)	(2.6)
Recognized actuarial loss	2.4	2.1	2.3
Net periodic benefit cost	$5.2	$2.5	$2.5

Included in Other Comprehensive Loss (Pretax)
Liability adjustment	$(2.1)	$0.4	$(5.1)
Amortization of prior service costs and actuarial losses	(2.4)	0.1	0.3

The service cost component of net periodic postretirement benefit cost related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census data.

Other Postretirement Benefits Plan Assumptions

Certain actuarial assumptions, such as discount rate, have a significant effect on the amounts reported for net periodic benefit cost and accrued benefit obligation amounts.

	December 31,
Weighted-Average Assumptions	2018	2017	2016
Discount rate—periodic benefit cost	3.5%	3.8%	4.1%
Discount rate—benefit obligation	4.1%	3.5%	3.8%

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

We review external data and our own internal trends for healthcare costs to determine the healthcare cost for the post retirement benefit obligation.  The assumed healthcare cost trend rates for pre-65 retirees were as follows:

	December 31,
	2018	2017
Healthcare cost trend rate assumed for next year	7.5%	8.0%
Rate that the cost trend rate gradually declines to	4.5%	4.5%
Year that the rate reaches the ultimate rate	2024	2024

For post-65 retirees, we provide a fixed dollar benefit, which is not subject to escalation.

We expect to make payments of approximately $4 million for each of the next five years under the provisions of our other postretirement benefit plans.

NOTE 16. INCOME TAXES

	Years ended December 31,
	2018	2017	2016
Components of Income (Loss) Before Taxes	($ in millions)
Domestic	$288.0	$53.3	$(23.3)
Foreign	149.3	63.9	(10.9)
Income (loss) before taxes	$437.3	$117.2	$(34.2)
Components of Income Tax Provision (Benefit)
Current expense (benefit):
Federal	$21.7	$(4.0)	$(11.6)
State	5.1	3.0	0.9
Foreign	48.0	24.1	15.7
	74.8	23.1	5.0
Deferred expense (benefit):
Federal	27.0	(549.6)	(10.1)
State	(0.8)	14.6	(5.1)
Foreign	8.4	79.6	(20.1)
	34.6	(455.4)	(35.3)
Income tax provision (benefit)	$109.4	$(432.3)	$(30.3)

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate to the income (loss) before taxes.

	Years ended December 31,
Effective Tax Rate Reconciliation (Percent)	2018	2017	2016
Statutory federal tax rate	21.0%	35.0%	35.0%
State income taxes, net	2.0	(1.2)	8.0
Foreign rate differential	1.8	(7.7)	(25.1)
U.S. tax on foreign earnings	1.1	(70.8)	24.4
Salt depletion	(2.4)	(16.1)	45.4
Change in valuation allowance	3.8	76.0	(0.7)
Remeasurement of U.S. state deferred taxes	(0.6)	10.2	9.4
Change in tax contingencies	(0.7)	(7.7)	(9.7)
U.S. Tax Cuts and Jobs Act	(0.8)	(373.5)	—
Share-based payments	—	(5.7)	—
Dividends paid to Contributing Employee Ownership Plan	(0.1)	(0.6)	2.8
Return to provision	(0.1)	(0.6)	5.3
U.S. Federal tax credits	(0.4)	(4.2)	0.6
Other, net	0.4	(2.0)	(6.8)
Effective tax rate	25.0%	(368.9)%	88.6%

The effective tax rate for 2018 included benefits associated with the 2017 Tax Act, stock-based compensation, changes in tax contingencies, a foreign dividend payment, changes associated with prior year tax positions and the remeasurement of deferred taxes due to a decrease in our state effective tax rates. The effective tax rate also included expenses associated with a net increase in the valuation allowance related to deferred tax assets in foreign jurisdictions and the remeasurement of deferred taxes due to changes in our foreign tax rates. These factors resulted in a net $2.9 million tax benefit, of which $3.8 million related to the increase of the 2017 Tax Act benefit. After giving consideration to these items, the effective tax rate for 2018 of 25.7% was higher than the 21% U.S. federal statutory rate primarily due to state and foreign income taxes, foreign income inclusions and a net increase in the valuation allowance related to current year losses in foreign jurisdictions, partially offset by favorable permanent salt depletion deductions.

The effective tax rate for 2017 included benefits associated with the 2017 Tax Act, an agreement with the Internal Revenue Service (IRS) on prior period tax examinations, stock based compensation, U.S. federal tax credits, changes to prior year tax positions and a reduction to the deferred tax liability on unremitted foreign earnings. The effective tax rate also included an expense associated with a net increase in the valuation allowance, primarily related to foreign net operating losses and remeasurement of deferred taxes due to an increase in our state effective tax rates. These factors resulted in a net $452.3 million tax benefit, of which $437.9 million was a provisional benefit from the 2017 Tax Act. After giving consideration to these items, the effective tax rate for 2017 of 17.1% was lower than the 35% U.S. federal statutory rate, primarily due to favorable permanent salt depletion deductions.

The effective tax rate for 2016 included benefits associated with return to provision adjustments, primarily related to salt depletion and non-deductible acquisition costs, and the remeasurement of deferred taxes due to a decrease in our state effective tax rates. The effective tax rate also included an expense associated with a change in prior year uncertain tax positions. These factors resulted in a net $3.9 million tax benefit. After giving consideration to these items, the effective tax rate for 2016 of 77.2% was higher than the 35% U.S. federal statutory rate, primarily due to favorable permanent salt depletion deductions in combination with a pretax loss.

The 2017 Tax Act was enacted on December 22, 2017 and included a broad range of provisions impacting the taxation of businesses. Included within the provisions, the 2017 Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on unremitted earnings of foreign subsidiaries that were previously tax deferred and transitioned the U.S. from a worldwide tax system to a modified territorial tax system.

The SEC Staff issued SAB 118, which provided guidance on accounting for the tax effects of the 2017 Tax Act. SAB 118 provided a measurement period of up to one year from the 2017 Tax Act’s enactment date for companies to complete the accounting under ASC 740 “Income Taxes” (ASC 740). In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the 2017 Tax Act was incomplete but it was able to determine a reasonable estimate, it should have recorded a provisional estimate in the financial statements. If a company could not determine a provisional estimate to be included in the financial statements, it should have continued to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the 2017 Tax Act.

At December 31, 2018, we have completed our accounting for the tax effects of the 2017 Tax Act and accounted for updates to estimates of significant items including: (1) the effects on our existing deferred tax balances, (2) the remeasurement of deferred taxes on foreign unremitted earnings and (3) the one-time transition tax.

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

For the year ended December 31, 2018, we decreased the deferred tax benefit by $0.1 million as a result of additional guidance issued by the IRS.

For the year ended December 31, 2018, we increased the deferred tax benefit by $3.9 million as a result of filing the 2017 U.S. and foreign tax returns.

A provision of the 2017 Tax Act established a minimum tax on certain foreign earnings (i.e. global intangible low-taxed income or GILTI). We have completed our analysis of the GILTI tax rules and have made the accounting policy election to treat the taxes due from GILTI as a period expense when incurred.

	December 31,
Components of Deferred Tax Assets and Liabilities	2018	2017
Deferred tax assets:	($ in millions)
Pension and postretirement benefits	$156.8	$147.3
Environmental reserves	31.9	33.2
Asset retirement obligations	15.5	14.0
Accrued liabilities	37.0	37.6
Tax credits	19.5	37.1
Net operating losses	50.2	53.3
Capital loss carryforward	2.0	2.1
Other miscellaneous items	23.9	11.2
Total deferred tax assets	336.8	335.8
Valuation allowance	(147.4)	(121.4)
Net deferred tax assets	189.4	214.4
Deferred tax liabilities:
Property, plant and equipment	541.8	550.3
Intangible amortization	61.6	67.3
Inventory and prepaids	8.3	1.0
Partnerships	65.2	67.5
Taxes on unremitted earnings	5.1	3.1
Total deferred tax liabilities	682.0	689.2
Net deferred tax liability	$(492.6)	$(474.8)

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

At December 31, 2018, we had a U.S. net operating loss carryforward (NOL) of approximately $0.5 million (representing $0.1 million of deferred tax assets) that will expire after 2019, if not utilized.

At December 31, 2018, we had deferred state tax benefits of $12.2 million relating to state NOLs, which are available to offset future state taxable income through 2037.

At December 31, 2018, we had deferred state tax benefits of $18.1 million relating to state tax credits, which are available to offset future state tax liabilities through 2033.

At December 31, 2018, we had a capital loss carryforward of $8.3 million (representing $2.0 million of deferred tax assets) which is available to offset future consolidated capital gains that will expire in years 2019 through 2022, if not utilized.

At December 31, 2018, we had foreign tax credits of $5.0 million, which are available to offset certain federal tax liabilities through 2028.

At December 31, 2018, we had NOLs of approximately $225.8 million (representing $38.0 million of deferred tax assets) in various foreign jurisdictions. Of these, $44.8 million (representing $11.0 million of deferred tax assets) expire in various years from 2020 to 2028. The remaining $181.0 million (representing $27.0 million of deferred tax assets) do not expire.

As of December 31, 2018, we had recorded a valuation allowance of $147.4 million, compared to $121.4 million as of December 31, 2017. The increase of $26.0 million is primarily due to the recent history of cumulative losses within foreign jurisdictions and projections of future taxable income insufficient to overcome the loss history. We continue to have net deferred tax assets in several jurisdictions which we expect to realize, assuming sufficient taxable income can be generated to utilize these deferred tax benefits, which is based on certain estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to reduce the value of the deferred tax assets resulting in additional tax expense.

The activity of our deferred income tax valuation allowance was as follows:

	December 31,
	2018	2017
	($ in millions)
Beginning balance	$121.4	$29.0
Increases to valuation allowances	31.9	94.5
U.S. Tax Cuts and Jobs Act	—	2.2
Decreases to valuation allowances	(0.9)	(5.0)
Currency translation adjustment	(5.0)	0.7
Ending balance	$147.4	$121.4

As of December 31, 2018, we had $33.8 million of gross unrecognized tax benefits, which would have a net $33.0 million impact on the effective tax rate, if recognized.  As of December 31, 2017, we had $36.3 million of gross unrecognized tax benefits, which would have a net $35.5 million impact on the effective tax rate, if recognized.  The change for 2018 primarily relates to additional gross unrecognized benefits for current and prior year tax positions, as well as decreases for prior year tax positions.  The change for 2017 primarily relates to additional gross unrecognized benefits for current and prior year tax positions, as well as decreases for prior year tax positions.  The amounts of unrecognized tax benefits were as follows:

	December 31,
	2018	2017
	($ in millions)
Beginning balance	$36.3	$38.4
Increase for current year tax positions	2.1	2.9
Increase for prior year tax positions	0.3	5.4
Reductions due to statute of limitations	—	(0.1)
Decrease for prior year tax positions	(4.9)	(9.2)
Decrease due to tax settlements	—	(1.1)
Ending balance	$33.8	$36.3

In May 2017, we reached an agreement in principle with the IRS regarding their examination of our U.S. income tax returns for 2008 and 2010 to 2012. The settlement resulted in a reduction of income tax expense of $9.5 million related primarily to favorable adjustments in uncertain tax positions for prior tax years.

We recognize interest and penalty expense related to unrecognized tax positions as a component of the income tax provision.  As of December 31, 2018 and 2017, interest and penalties accrued were $1.6 million and $1.2 million, respectively.  For 2018, 2017 and 2016, we recorded expense (benefit) related to interest and penalties of $0.4 million, $(1.8) million and $(0.4) million, respectively.

As of December 31, 2018, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $7.2 million over the next twelve months.  The anticipated reduction primarily relates to settlements with tax authorities and the expiration of federal, state and foreign statutes of limitation.

We operate globally and file income tax returns in numerous jurisdictions.  Our tax returns are subject to examination by various federal, state and local tax authorities.  None of our U.S. federal income tax returns are currently under examination by the IRS. In connection with the October 5, 2015 acquisition of DowDuPont’s U.S. Chlor Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses, the prior owner of the businesses retained liabilities relating to taxes to the extent arising prior to October 5, 2015. We believe we have adequately provided for all tax positions; however, amounts asserted by taxing authorities could be greater than our accrued position. For our primary tax jurisdictions, the tax years that remain subject to examination are as follows:

Tax Years
U.S. federal income tax	2013 - 2017
U.S. state income tax	2006 - 2017
Canadian federal income tax	2012 - 2017
Brazil	2014 - 2017
Germany	2015 - 2017
China	2014 - 2017
The Netherlands	2014 - 2017

NOTE 17. ACCRUED LIABILITIES

Included in accrued liabilities were the following:

	December 31,
	2018	2017
	($ in millions)
Accrued compensation and payroll taxes	$100.0	$80.6
Tax-related accruals	23.1	21.7
Accrued interest	48.9	37.4
Legal and professional costs	54.4	34.8
Accrued employee benefits	25.3	21.7
Environmental (current portion only)	17.0	20.0
Asset retirement obligation (current portion only)	10.6	10.5
Restructuring reserves (current portion only)	7.3	3.3
Other	46.7	44.4
Accrued liabilities	$333.3	$274.4
NOTE 18. CONTRIBUTING EMPLOYEE OWNERSHIP PLAN

The Contributing Employee Ownership Plan (CEOP) is a defined contribution plan available to essentially all domestic employees.  We provide a contribution to an individual retirement contribution account maintained with the CEOP equal to an amount of between 5.0% and 7.5% of the employee’s eligible compensation.  The defined contribution plan expense was $28.6 million, $29.0 million and $28.2 million for 2018, 2017 and 2016, respectively.

Company matching contributions are invested in the same investment allocation as the employee’s contribution.  Our matching contributions for eligible employees amounted to $14.9 million, $11.5 million and $11.2 million in 2018, 2017 and 2016, respectively.

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

NOTE 19. STOCK-BASED COMPENSATION

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

	Years ended December 31,
	2018	2017	2016
	($ in millions)
Stock-based compensation	$19.3	$18.7	$11.2
Mark-to-market adjustments	(10.1)	4.5	3.0
Total expense	$9.2	$23.2	$14.2

Stock Plans

Under the stock option and long-term incentive plans, options may be granted to purchase shares of our common stock at an exercise price not less than fair market value at the date of grant, and are exercisable for a period not exceeding ten years from that date.  Stock options, restricted stock and performance shares typically vest over three years.  We issue shares to settle stock options, restricted stock and share-based performance awards.  In 2018, 2017 and 2016, long-term incentive awards included stock options, performance share awards and restricted stock.  The stock option exercise price was set at the fair market value of common stock on the date of the grant, and the options have a ten-year term.

Stock option transactions were as follows:

				Exercisable
	Shares	Option Price	Weighted-Average Option Price	Options	Weighted-Average Exercise Price
Outstanding at January 1, 2018	5,342,526	$13.14-31.90	$22.72	2,603,962	$21.78
Granted	927,000	32.94-32.94	32.94
Exercised	(204,064)	13.14-29.75	17.68
Canceled	(201,246)	13.14-32.94	25.92
Outstanding at December 31, 2018	5,864,216	$13.14-32.94	$24.40	3,571,732	$22.27

At December 31, 2018, the average exercise period for all outstanding and exercisable options was 79 months and 66 months, respectively.  At December 31, 2018, the aggregate intrinsic value (the difference between the exercise price and market value) for outstanding options was $9.5 million and exercisable options was $6.4 million.  The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $2.9 million, $26.5 million and $2.1 million, respectively.

The total unrecognized compensation cost related to unvested stock options at December 31, 2018 was $9.8 million and was expected to be recognized over a weighted-average period of 1.3 years.

The following table provides certain information with respect to stock options exercisable at December 31, 2018:

Range of Exercise Prices	Options Exercisable	Weighted-Average Exercise Price	Options Outstanding	Weighted-Average Exercise Price
Under $20.00	1,129,630	$14.19	1,579,848	$13.89
$20.00 - $26.00	1,290,236	23.77	1,290,236	23.77
Over $26.00	1,151,866	28.49	2,994,132	30.22
	3,571,732		5,864,216

At December 31, 2018, common shares reserved for issuance and available for grant or purchase under the following plans consisted of:

	Number of Shares
Stock Option Plans	Reserved for Issuance	Available for Grant or Purchase(1)
2000 long term incentive plan	44,130	—
2003 long term incentive plan	215,584	—
2006 long term incentive plan	278,270	—
2009 long term incentive plan	1,873,421	—
2014 long term incentive plan	2,098,802	—
2016 long term incentive plan	2,326,334	—
2018 long term incentive plan	9,263,665	9,252,665
Total under stock option plans	16,100,206	9,252,665

	Number of Shares
Stock Purchase Plans	Reserved for Issuance	Available for Grant or Purchase
1997 stock plan for non-employee directors	536,295	375,245

(1)	All available to be issued as stock options, but includes a sub-limit for all types of stock awards of 1,989,000 shares.

Under the stock purchase plans, our non-employee directors may defer certain elements of their compensation into shares of our common stock based on fair market value of the shares at the time of deferral.  Non-employee directors annually receive stock grants as a portion of their director compensation.  Of the shares reserved under the stock purchase plans at December 31, 2018, 161,049 shares were committed.

Performance share awards are denominated in shares of our stock and are paid half in cash and half in stock.  Payouts for performance share awards granted prior to December 31, 2016 are based on Olin’s average annual return on capital over a three-year performance cycle in relation to the average annual return on capital over the same period among a portfolio of public companies which are selected in concert with outside compensation consultants.  Payouts for performance share awards granted during 2017 and 2018 are based on two criteria: (1) 50% of the award is based on Olin’s total shareholder returns over the applicable three-year performance cycle in relation to the total shareholder return over the same period among a portfolio of public companies which are selected in concert with outside compensation consultants and (2) 50% of the award is based on Olin’s net income over the applicable three-year performance cycle in relation to the net income goal for such period as set by the compensation committee of Olin’s board of directors. The expense associated with performance shares is recorded based on our estimate of our performance relative to the respective target.  If an employee leaves the company before the end of the performance cycle, the performance shares may be prorated based on the number of months of the performance cycle worked and are settled in cash instead of half in cash and half in stock when the three-year performance cycle is completed. Performance share transactions were as follows:

	To Settle in Cash		To Settle in Shares
	Shares	Weighted-Average Fair Value per Share	Shares	Weighted-Average Fair Value per Share
Outstanding at January 1, 2018	650,689	$35.62	480,200	$19.81
Granted	81,626	32.67	88,500	33.03
Paid/Issued	(77,262)	35.62	(34,500)	27.40
Converted from shares to cash	29,375	17.88	(29,375)	17.88
Canceled	(14,125)	34.68	(14,125)	26.51
Outstanding at December 31, 2018	670,303	$19.89	490,700	$21.58
Total vested at December 31, 2018	564,686	$19.89	385,083	$18.95

The summary of the status of our unvested performance shares to be settled in cash were as follows:

	Shares	Weighted-Average Fair Value per Share
Unvested at January 1, 2018	202,017	$35.62
Granted	81,626	32.67
Vested	(163,901)	19.89
Canceled	(14,125)	34.68
Unvested at December 31, 2018	105,617	$19.89

At December 31, 2018, the liability recorded for performance shares to be settled in cash totaled $11.2 million.  The total unrecognized compensation cost related to unvested performance shares at December 31, 2018 was $5.4 million and was expected to be recognized over a weighted-average period of 1.3 years.

NOTE 20. SHAREHOLDERS’ EQUITY

On April 26, 2018, our board of directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $500.0 million.  This program will terminate upon the purchase of $500.0 million of our common stock. For the year ended December 31, 2018, 2.1 million shares were repurchased and retired at a cost of $50.0 million. As of December 31, 2018, $450.0 million of common stock remained authorized to be repurchased.

During 2018, 2017 and 2016, we issued 0.2 million, 1.7 million and 0.3 million shares, respectively, with a total value of $3.4 million, $32.4 million and $4.1 million, respectively, representing stock options exercised.

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

This update allows a reclassification from accumulated other comprehensive loss to retained earnings for the stranded tax effects resulting from the 2017 Tax Act during each fiscal year or quarter in which the effect of the lower tax rate is recorded.  We adopted this update in March 2018 and reclassified $85.9 million related to the deferred gain resulting from the 2017 Tax Act from accumulated other comprehensive loss to retained earnings.

The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation Adjustment (net of taxes)	Unrealized (Losses) Gains on Derivative Contracts (net of taxes)	Pension and Other Postretirement Benefits (net of taxes)	Accumulated Other Comprehensive Loss
	($ in millions)
Balance at January 1, 2016	$(12.1)	$(6.9)	$(473.5)	$(492.5)
Unrealized (losses) gains	(22.4)	26.3	(61.0)	(57.1)
Reclassification adjustments of losses into income	—	5.8	20.4	26.2
Tax benefit (provision)	10.4	(12.4)	15.4	13.4
Net change	(12.0)	19.7	(25.2)	(17.5)
Balance at December 31, 2016	(24.1)	12.8	(498.7)	(510.0)
Unrealized gains (losses)	55.6	1.9	(27.3)	30.2
Reclassification adjustments of (gains) losses into income	—	(4.6)	26.9	22.3
Tax (provision) benefit	(23.9)	1.0	(4.2)	(27.1)
Net change	31.7	(1.7)	(4.6)	25.4
Balance at December 31, 2017	7.6	11.1	(503.3)	(484.6)
Unrealized losses	(22.2)	(1.1)	(98.5)	(121.8)
Reclassification adjustments of (gains) losses into income	—	(14.3)	37.0	22.7
Tax benefit (provision)	—	3.7	14.9	18.6
Net change	(22.2)	(11.7)	(46.6)	(80.5)
Income tax reclassification adjustment	15.3	2.4	(103.6)	(85.9)
Balance at December 31, 2018	$0.7	$1.8	$(653.5)	$(651.0)

Net income (loss) and cost of goods sold included reclassification adjustments for realized gains and losses on derivative contracts from accumulated other comprehensive loss.

Net income (loss) and non-operating pension income included the amortization of prior service costs and actuarial losses from accumulated other comprehensive loss.

NOTE 21. SEGMENT INFORMATION

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

	Years ended December 31,
	2018	2017	2016
Sales:	($ in millions)
Chlor Alkali Products and Vinyls	$3,986.7	$3,500.8	$2,999.3
Epoxy	2,303.1	2,086.4	1,822.0
Winchester	656.3	681.2	729.3
Total sales	$6,946.1	$6,268.4	$5,550.6
Income (loss) before taxes:
Chlor Alkali Products and Vinyls	$637.1	$405.8	$224.9
Epoxy	52.8	(11.8)	15.4
Winchester	38.4	72.4	120.9
Corporate/Other:
Environmental income (expense)	103.7	(8.5)	(9.2)
Other corporate and unallocated costs	(158.3)	(112.4)	(91.4)
Restructuring charges	(21.9)	(37.6)	(112.9)
Acquisition-related costs	(1.0)	(12.8)	(48.8)
Other operating income	6.4	3.3	10.6
Interest expense	(243.2)	(217.4)	(191.9)
Interest income	1.6	1.8	3.4
Non-operating pension income	21.7	34.4	44.8
Income (loss) before taxes	$437.3	$117.2	$(34.2)
Earnings (losses) of non-consolidated affiliates:
Chlor Alkali Products and Vinyls	$(19.7)	$1.8	$1.7
Depreciation and amortization expense:
Chlor Alkali Products and Vinyls	$473.1	$432.2	$418.1
Epoxy	102.4	94.3	90.0
Winchester	20.0	19.5	18.5
Corporate/Other	5.9	12.9	6.9
Total depreciation and amortization expense	$601.4	$558.9	$533.5
Capital spending:
Chlor Alkali Products and Vinyls	$259.9	$209.5	$195.1
Epoxy	36.3	37.9	45.4
Winchester	14.7	22.5	19.5
Corporate/Other	74.3	24.4	18.0
Total capital spending	$385.2	$294.3	$278.0

Segment assets include only those assets which are directly identifiable to an operating segment.  Assets of the corporate/other segment include primarily such items as cash and cash equivalents, deferred taxes and other assets.

	December 31,
	2018	2017
Assets:	($ in millions)
Chlor Alkali Products and Vinyls	$6,837.2	$7,008.0
Epoxy	1,521.9	1,597.1
Winchester	399.9	425.2
Corporate/Other	238.4	188.0
Total assets	$8,997.4	$9,218.3

Investments—affiliated companies (at equity):
Chlor Alkali Products and Vinyls	$8.8	$28.5

Long-lived assets are attributed to geographic areas based on asset location and sales are attributed to geographic areas based on customer location.

	December 31,
	2018	2017
Long-lived assets:	($ in millions)
United States	$3,147.6	$3,211.9
Foreign	334.5	363.9
Total long-lived assets	$3,482.1	$3,575.8

	Year Ended
	December 31, 2018
	Chlor Alkali Products and Vinyls	Epoxy	Winchester	Total
Sales:	($ in millions)
United States	$2,610.7	$742.7	$591.0	$3,944.4
Europe	181.8	991.1	11.0	1,183.9
Other foreign	1,194.2	569.3	54.3	1,817.8
Total Sales	$3,986.7	$2,303.1	$656.3	$6,946.1

	Year Ended
	December 31, 2017
	Chlor Alkali Products and Vinyls	Epoxy	Winchester	Total
Sales:	($ in millions)
United States	$2,294.4	$646.5	$615.2	$3,556.1
Europe	130.1	940.8	11.6	1,082.5
Other foreign	1,076.3	499.1	54.4	1,629.8
Total Sales	$3,500.8	$2,086.4	$681.2	$6,268.4

	Year Ended
	December 31, 2016
	Chlor Alkali Products and Vinyls	Epoxy	Winchester	Total
Sales:	($ in millions)
United States	$2,161.3	$532.4	$661.5	$3,355.2
Europe	121.3	787.6	15.0	923.9
Other foreign	716.7	502.0	52.8	1,271.5
Total Sales	$2,999.3	$1,822.0	$729.3	$5,550.6

	Years ended December 31,
	2018	2017	2016
Sales:	($ in millions)
Chlor Alkali Products and Vinyls
Caustic soda	$2,198.6	$1,904.3	$1,479.3
Chlorine, chlorine derivatives and other co-products	1,788.1	1,596.5	1,520.0
Total Chlor Alkali Products and Vinyls	3,986.7	3,500.8	2,999.3
Epoxy
Aromatics and allylics	1,145.7	1,051.1	844.4
Epoxy resins	1,157.4	1,035.3	977.6
Total Epoxy	2,303.1	2,086.4	1,822.0
Winchester
Commercial	427.6	471.0	559.7
Military and law enforcement	228.7	210.2	169.6
Total Winchester	656.3	681.2	729.3
Total Sales	$6,946.1	$6,268.4	$5,550.6

NOTE 22. ENVIRONMENTAL

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

In connection with the October 5, 2015 acquisition of DowDuPont’s U.S. Chlor Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses, the prior owner of the businesses retained liabilities relating to releases of hazardous materials and violations of environmental law to the extent arising prior to October 5, 2015.

We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites.  Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.  Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages.  With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we expect to incur to protect our interests against those unasserted claims.  Our accrued liabilities for unasserted claims amounted to $8.6 million at December 31, 2018.  With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and operation, maintenance and monitoring (OM&M) expenses that, in our experience, we expect to incur in connection with the asserted claims.  Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.

Our liabilities for future environmental expenditures were as follows:

	December 31,
	2018	2017
	($ in millions)
Beginning balance	$131.6	$137.3
Charges to income	7.3	10.3
Remedial and investigatory spending	(13.0)	(16.5)
Foreign currency translation adjustments	(0.3)	0.5
Ending balance	$125.6	$131.6

At December 31, 2018 and 2017, our consolidated balance sheets included environmental liabilities of $108.6 million and $111.6 million, respectively, which were classified as other noncurrent liabilities.  Our environmental liability amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.  These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed.  As a result of these reassessments, future charges to income may be made for additional liabilities.  Of the $125.6 million included on our consolidated balance sheet at December 31, 2018 for future environmental expenditures, we currently expect to utilize $68.9 million of the reserve for future environmental expenditures over the next 5 years, $14.1 million for expenditures 6 to 10 years in the future, and $42.6 million for expenditures beyond 10 years in the future.

Our total estimated environmental liability at December 31, 2018 was attributable to 60 sites, 14 of which were United States Environmental Protection Agency National Priority List sites. Nine sites accounted for 79% of our environmental liability and, of the remaining 51 sites, no one site accounted for more than 3% of our environmental liability. At three of the nine sites, part of the site is subject to a remedial investigation and another part is in the long-term OM&M stage. At two of the nine sites, a remedial action plan is being developed for part of the site and another part a remedial design is being developed. At one of the nine sites, part of the site is subject to a remedial investigation and another part a remedial design is being developed. At one of the nine sites, a remedial action plan is being developed for part of the site and another part is in the long-term OM&M stage.  The two remaining sites are in long-term OM&M.  All nine sites are either associated with past manufacturing operations or former waste disposal sites.  None of the nine largest sites represents more than 22% of the liabilities reserved on our consolidated balance sheet at December 31, 2018 for future environmental expenditures.

Environmental provisions (credited) charged to income, which are included in cost of goods sold, were as follows:

	Years ended December 31,
	2018	2017	2016
	($ in millions)
Provisions charged to income	$7.3	$10.3	$9.2
Insurance recoveries for costs incurred and expensed	(111.0)	(1.8)	—
Environmental (income) expense	$(103.7)	$8.5	$9.2

During 2018, we settled certain disputes with respect to insurance coverage for costs at various environmental remediation sites for $121.0 million. Environmental (income) expense for the year ended December 31, 2018 include insurance recoveries for environmental costs incurred and expensed in prior periods of $111.0 million.  The recoveries are reduced by estimated liabilities of $10.0 million associated with claims by subsequent owners of certain of the settled environmental sites.

These charges relate primarily to remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites and may be material to operating results in future years.

Annual environmental-related cash outlays for site investigation and remediation are expected to range between approximately $15 million to $25 million over the next several years, which are expected to be charged against reserves recorded on our consolidated balance sheet.  While we do not anticipate a material increase in the projected annual level of our environmental-related cash outlays for site investigation and remediation, there is always the possibility that such an increase may occur in the future in view of the uncertainties associated with environmental exposures.  Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, changes in regulatory authorities, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other Potentially Responsible Parties (PRPs), our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs.  It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations.  At December 31, 2018, we estimate that it is reasonably possible that we may have additional contingent environmental liabilities of $60 million in addition to the amounts for which we have already recorded as a reserve.

NOTE 23. COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual commitments under non-cancelable operating leases and purchase contracts as of December 31, 2018:

	Operating Leases	Purchase Commitments
	($ in millions)
2019	$82.2	$678.5
2020	61.4	642.5
2021	44.2	727.7
2022	31.8	725.0
2023	23.2	725.0
Thereafter	102.6	4,424.9
Total commitments	$345.4	$7,923.6

Our operating lease commitments are primarily for railroad cars, but also include logistics, manufacturing, office and storage facilities and equipment, information technology equipment and land.  Virtually none of our lease agreements contain escalation clauses or step rent provisions.  Total rent expense charged to operations amounted to $122.4 million, $118.5 million and $95.5 million in 2018, 2017 and 2016, respectively (sublease income is not significant).  The above purchase commitments include raw material, capital expenditure and utility purchasing commitments utilized in our normal course of business for our projected needs.  In connection with the Acquisition, certain additional agreements have been entered into with DowDuPont, including, long-term purchase agreements for raw materials. These agreements are maintained through long-term cost based contracts that provide us with a reliable supply of key raw materials. Key raw materials received from DowDuPont include ethylene, electricity, propylene and benzene. On February 27, 2017, we exercised the remaining option to obtain additional future ethylene at producer economics from DowDuPont. In connection with the exercise of this option, we also secured a long-term customer arrangement. As a result, an additional payment will be made to DowDuPont of between $440 million and $465 million on or about the fourth quarter of 2020.

We are party to a dispute relating to a contract at our Plaquemine, LA facility. The other party to the contract has filed a demand for arbitration alleging, among other things, that Olin breached the related agreement and claiming damages in excess of the amount Olin believes it is obligated to pay under the contract. The arbitration hearing is scheduled for the fourth quarter 2019.  Any additional losses related to this contract dispute are not currently estimable because of unresolved questions of fact and law but, if resolved unfavorably to Olin, they could have a material adverse effect on our financial position, cash flows or results of operations.

We, and our subsidiaries, are defendants in various other legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  At December 31, 2018 and 2017, our consolidated balance sheets included liabilities for these legal actions of $15.6 million and $24.8 million, respectively.  These liabilities do not include costs associated with legal representation and do not include $8.0 million of insurance recoveries included in receivables, net within the accompanying consolidated balance sheet as of December 31, 2017.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially and adversely affect our financial position, cash flows or results of operations. In connection with the October 5, 2015 acquisition of DowDuPont’s U.S. Chlor Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses, the prior owner of the businesses retained liabilities related to litigation to the extent arising prior to October 5, 2015.

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

For the year ended December 31, 2018, we recognized an insurance recovery of $8.0 million in other operating income for a second quarter 2017 business interruption at our Freeport, TX vinyl chloride monomer facility. For the year ended December 31, 2016, we recognized an insurance recovery of $11.0 million in other operating income for property damage and business interruption related to a 2008 chlor alkali facility incident.

NOTE 24. DERIVATIVE FINANCIAL INSTRUMENTS

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

We actively manage currency exposures that are associated with net monetary asset positions, currency purchases and sales commitments denominated in foreign currencies and foreign currency denominated assets and liabilities created in the normal course of business. We enter into forward sales and purchase contracts to manage currency to offset our net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of our operations. At December 31, 2018, we had outstanding forward contracts to buy foreign currency with a notional value of $123.7 million and to sell foreign currency with a notional value of $82.6 million. All of the currency derivatives expire within one year and are for USD equivalents. The counterparties to the forward contracts are large financial institutions; however, the risk of loss to us in the event of nonperformance by a counterparty could be significant to our financial position or results of operations. At December 31, 2017, we had outstanding forward contracts to buy foreign currency with a notional value of $135.5 million and to sell foreign currency with a notional value of $97.7 million.

Cash Flow Hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the change in fair value of the derivative is recognized as a component of other comprehensive income (loss) until the hedged item is recognized into earnings.  Gains and losses on the derivatives representing hedge ineffectiveness are recognized currently in earnings.

We had the following notional amounts of outstanding commodity contracts that were entered into to hedge forecasted purchases:

	December 31,
	2018	2017
	($ in millions)
Natural gas	$58.4	$39.2
Other commodities	58.1	53.6
Total notional	$116.5	$92.8

As of December 31, 2018, the counterparties to these commodity contracts were Wells Fargo, Citibank and JPMorgan Chase Bank, National Association, all of which are major financial institutions.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, ethane, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in our manufacturing process.  At December 31, 2018, we had open derivative contract positions through 2022.  If all open futures contracts had been settled on December 31, 2018, we would have recognized a pretax loss of $2.6 million.

If commodity prices were to remain at December 31, 2018 levels, approximately $2.3 million of deferred losses, net of tax, would be reclassified into earnings during the next twelve months.  The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

We use interest rate swaps as a means of minimizing cash flow fluctuations that may arise from volatility in interest rates of our variable-rate borrowings. In April 2016, we entered into three tranches of forward starting interest rate swaps whereby we agreed to pay fixed rates to the counterparties who, in turn, pay us floating rates on $1,100.0 million, $900.0 million and $400.0 million of our underlying floating-rate debt obligations. Each tranche’s term length is for twelve months beginning on December 31, 2016, December 31, 2017 and December 31, 2018, respectively. The counterparties to the agreements are SMBC Capital Markets, Inc., Wells Fargo, PNC Bank, National Association, and Toronto-Dominion Bank. These counterparties are large financial institutions; however, the risk of loss to us in the event of nonperformance by a counterparty could be significant to our financial position or results of operations. We have designated the swaps as cash flow hedges of the risk of changes in interest payments associated with our variable-rate borrowings. Accordingly, the remaining swap agreement has been recorded at its fair market value of $5.3 million and is included in other current assets on the accompanying consolidated balance sheet, with the corresponding gain deferred as a component of other comprehensive loss. For the years ended December 31, 2018 and 2017, $8.9 million and $3.1 million, respectively, of income was recorded to interest expense on the accompanying consolidated statements of operations related to these swap agreements.

At December 31, 2018, we had open interest rate swaps designated as cash flow hedges with maximum terms through 2019. If all open interest rate swap contracts had been settled on December 31, 2018, we would have recognized a pretax gain of $5.3 million.

If interest rates were to remain at December 31, 2018 levels, $5.3 million of deferred gains would be reclassified into earnings during the next twelve months. The actual effect on earnings will be dependent on actual interest rates when the forecasted transactions occur.

Fair Value Hedges

We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels.  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps.  As of both December 31, 2018 and 2017, the total notional amounts of our interest rate swaps designated as fair value hedges were $500.0 million.

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

We have designated the April 2016 and October 2016 interest rate swap agreements as fair value hedges of the risk of changes in the value of fixed-rate debt due to changes in interest rates for a portion of our fixed-rate borrowings. Accordingly, the swap agreements have been recorded at their fair market value of $33.7 million and are included in other long-term liabilities on the accompanying consolidated balance sheet, with a corresponding decrease in the carrying amount of the related debt. For the year ended December 31, 2018, $2.1 million of expense has been recorded to interest expense on the accompanying consolidated statements of operations related to these swap agreements. For the years ended December 31, 2017 and 2016, $2.9 million and $2.6 million, respectively, of income has been recorded to interest expense on the accompanying consolidated statements of operations related to these swap agreements.

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

The following table summarizes the location and fair value of the derivative instruments on our consolidated balance sheets.  The table disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis before giving effect to master netting arrangements:

	December 31,
	2018	2017
Asset Derivatives:	($ in millions)
Other current assets
Derivatives designated as hedging instruments:
Interest rate contracts - gains	$5.3	$6.9
Commodity contracts - gains	—	11.4
Commodity contracts - losses	—	(0.1)
Derivatives not designated as hedging instruments:
Foreign exchange contracts - gains	0.9	2.0
Foreign exchange contracts - losses	(0.5)	(1.0)
Total other current assets	5.7	19.2
Other assets
Derivatives designated as hedging instruments:
Interest rate contracts - gains	—	3.6
Commodity contracts - gains	0.9	—
Commodity contracts - losses	(0.2)	—
Total other assets	0.7	3.6
Total Asset Derivatives(1)	$6.4	$22.8
Liability Derivatives:
Accrued liabilities
Derivatives designated as hedging instruments:
Commodity contracts - losses	$4.9	$3.8
Commodity contracts - gains	(1.9)	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts - losses	0.6	—
Foreign exchange contracts - gains	(0.1)	—
Total accrued liabilities	3.5	3.8
Other liabilities
Derivatives designated as hedging instruments:
Interest rate contracts - losses	33.7	28.1
Commodity contract - losses	0.5	—
Commodity contract - gains	(0.1)	—
Total other liabilities	34.1	28.1
Total Liability Derivatives(1)	$37.6	$31.9

(1)	Does not include the impact of cash collateral received from or provided to counterparties.

The following table summarizes the effects of derivative instruments on our consolidated statements of operations:

		Amount of (Loss) Gain
		Years Ended December 31,
	Location of (Loss) Gain	2018	2017	2016
Derivatives – Cash Flow Hedges		($ in millions)
Recognized in other comprehensive loss:
Commodity contracts	———	$(4.8)	$(2.1)	$16.7
Interest rate contracts	———	3.7	4.0	9.6
		$(1.1)	$1.9	$26.3
Reclassified from accumulated other comprehensive loss into income:
Interest rate contracts	Interest expense	$8.9	$3.1	$—
Commodity contracts	Cost of goods sold	5.4	1.5	(5.8)
		$14.3	$4.6	$(5.8)
Derivatives – Fair Value Hedges
Interest rate contracts	Interest expense	$(2.1)	$3.0	$3.7
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of goods sold	$—	$—	$(0.4)
Foreign exchange contracts	Selling and administration	(5.4)	1.8	(11.1)
		$(5.4)	$1.8	$(11.5)

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

Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceeds a specific threshold.  If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability.  As of December 31, 2018 and 2017, this threshold was not exceeded. In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.

NOTE 25. FAIR VALUE MEASUREMENTS

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

Balance at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets	($ in millions)
Interest rate swaps	$—	$5.3	$—	$5.3
Commodity contracts	—	0.7	—	0.7
Foreign exchange contracts	—	0.4	—	0.4
Total Assets	$—	$6.4	$—	$6.4
Liabilities
Interest rate swaps	$—	$33.7	$—	$33.7
Commodity contracts	—	3.4	—	3.4
Foreign exchange contracts	—	0.5	—	0.5
Total Liabilities	$—	$37.6	$—	$37.6
Balance at December 31, 2017
Assets
Interest rate swaps	$—	$10.5	$—	$10.5
Commodity contracts	—	11.3	—	11.3
Foreign exchange contracts	—	1.0	—	1.0
Total Assets	$—	$22.8	$—	$22.8
Liabilities
Interest rate swaps	$—	$28.1	$—	$28.1
Commodity contracts	—	3.8	—	3.8
Total Liabilities	$—	$31.9	$—	$31.9

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

Commodity Contracts

Commodity contract financial instruments were valued primarily based on prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for commodities.  We use commodity derivative contracts for certain raw materials and energy costs such as copper, zinc, lead, ethane, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations.

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

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Amount recorded on balance sheets
	($ in millions)
Balance at December 31, 2018	$—	$3,137.2	$153.0	$3,290.2	$3,230.3
Balance at December 31, 2017	—	3,758.0	153.0	3,911.0	3,612.0

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by ASC 820.  There were no assets measured at fair value on a nonrecurring basis as of December 31, 2018 and 2017.

NOTE 26. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

In October 2015, Blue Cube Spinco LLC (the Issuer) issued $720.0 million aggregate principal amount of 9.75% senior notes due October 15, 2023 and $500.0 million aggregate principal amount 10.00% senior notes due October 15, 2025 (collectively, the Notes). During 2016, the Notes were registered under the Securities Act of 1933, as amended. The Issuer was formed on March 13, 2015 as a wholly owned subsidiary of DowDuPont and upon closing of the Acquisition became a 100% owned subsidiary of Olin (the Parent Guarantor). The Notes are fully and unconditionally guaranteed by the Parent Guarantor.

The following condensed consolidating financial information presents the condensed consolidating balance sheets as of December 31, 2018 and 2017, and the related condensed consolidating statements of operations, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2018 of (a) the Parent Guarantor, (b) the Issuer, (c) the non-guarantor subsidiaries, (d) elimination entries necessary to consolidate the Parent Guarantor with the Issuer and the non-guarantor subsidiaries and (e) Olin on a consolidated basis. Investments in consolidated subsidiaries are presented under the equity method of accounting.

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2018
(In millions)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$92.0	$—	$86.8	$—	$178.8
Receivables, net	99.7	—	676.6	—	776.3
Intercompany receivables	—	—	2,558.2	(2,558.2)	—
Income taxes receivable	2.6	—	3.3	—	5.9
Inventories, net	161.4	—	550.0	—	711.4
Other current assets	220.2	—	1.8	(187.0)	35.0
Total current assets	575.9	—	3,876.7	(2,745.2)	1,707.4
Property, plant and equipment, net	651.4	—	2,830.7	—	3,482.1
Investment in subsidiaries	6,943.3	4,286.9	—	(11,230.2)	—
Deferred income taxes	7.3	—	27.4	(8.4)	26.3
Other assets	24.3	—	1,126.1	—	1,150.4
Long-term receivables—affiliates	—	1,247.2	—	(1,247.2)	—
Intangible assets, net	0.3	—	511.3	—	511.6
Goodwill	—	966.3	1,153.3	—	2,119.6
Total assets	$8,202.5	$6,500.4	$9,525.5	$(15,231.0)	$8,997.4
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$0.9	$—	$125.0	$—	$125.9
Accounts payable	90.1	—	549.4	(3.0)	636.5
Intercompany payables	2,558.2	—	—	(2,558.2)	—
Income taxes payable	3.9	—	18.7	—	22.6
Accrued liabilities	150.3	—	367.5	(184.5)	333.3
Total current liabilities	2,803.4	—	1,060.6	(2,745.7)	1,118.3
Long-term debt	1,357.5	1,746.9	—	—	3,104.4
Accrued pension liability	439.1	—	235.2	—	674.3
Deferred income taxes	—	6.0	521.3	(8.4)	518.9
Long-term payables—affiliates	469.6	—	777.6	(1,247.2)	—
Other liabilities	300.7	5.5	443.1	—	749.3
Total liabilities	5,370.3	1,758.4	3,037.8	(4,001.3)	6,165.2
Commitments and contingencies
Shareholders’ equity:
Common stock	165.3	—	14.6	(14.6)	165.3
Additional paid-in capital	2,247.4	4,125.7	4,808.2	(8,933.9)	2,247.4
Accumulated other comprehensive loss	(651.0)	—	(6.9)	6.9	(651.0)
Retained earnings	1,070.5	616.3	1,671.8	(2,288.1)	1,070.5
Total shareholders’ equity	2,832.2	4,742.0	6,487.7	(11,229.7)	2,832.2
Total liabilities and shareholders’ equity	$8,202.5	$6,500.4	$9,525.5	$(15,231.0)	$8,997.4

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2017
(In millions)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$57.1	$—	$161.3	$—	$218.4
Receivables, net	95.6	—	637.6	—	733.2
Intercompany receivables	—	—	2,093.2	(2,093.2)	—
Income taxes receivable	11.7	—	6.3	(1.1)	16.9
Inventories, net	155.4	—	527.2	—	682.6
Other current assets	206.2	—	5.3	(163.4)	48.1
Total current assets	526.0	—	3,430.9	(2,257.7)	1,699.2
Property, plant and equipment, net	544.4	—	3,031.4	—	3,575.8
Investment in subsidiaries	6,680.4	4,092.3	—	(10,772.7)	—
Deferred income taxes	38.1	—	34.5	(36.2)	36.4
Other assets	45.9	—	1,162.5	—	1,208.4
Long-term receivables—affiliates	—	2,137.8	—	(2,137.8)	—
Intangible assets, net	0.3	—	578.2	—	578.5
Goodwill	—	966.3	1,153.7	—	2,120.0
Total assets	$7,835.1	$7,196.4	$9,391.2	$(15,204.4)	$9,218.3
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$0.7	$—	$—	$—	$0.7
Accounts payable	83.2	—	590.0	(3.4)	669.8
Intercompany payables	2,093.2	—	—	(2,093.2)	—
Income taxes payable	—	—	10.5	(1.1)	9.4
Accrued liabilities	117.7	—	318.1	(161.4)	274.4
Total current liabilities	2,294.8	—	918.6	(2,259.1)	954.3
Long-term debt	839.4	2,522.2	249.7	—	3,611.3
Accrued pension liability	406.7	—	229.2	—	635.9
Deferred income taxes	—	3.0	544.4	(36.2)	511.2
Long-term payables—affiliates	1,250.0	—	887.8	(2,137.8)	—
Other liabilities	290.5	5.6	455.8	—	751.9
Total liabilities	5,081.4	2,530.8	3,285.5	(4,433.1)	6,464.6
Commitments and contingencies
Shareholders’ equity:
Common stock	167.1	—	14.6	(14.6)	167.1
Additional paid-in capital	2,280.9	4,125.7	4,808.2	(8,933.9)	2,280.9
Accumulated other comprehensive loss	(484.6)	—	(4.6)	4.6	(484.6)
Retained earnings	790.3	539.9	1,287.5	(1,827.4)	790.3
Total shareholders’ equity	2,753.7	4,665.6	6,105.7	(10,771.3)	2,753.7
Total liabilities and shareholders’ equity	$7,835.1	$7,196.4	$9,391.2	$(15,204.4)	$9,218.3

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2018
(In millions)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Sales	$1,423.8	$—	$5,937.0	$(414.7)	$6,946.1
Operating expenses:
Cost of goods sold	1,153.1	—	5,083.7	(414.7)	5,822.1
Selling and administration	206.0	—	224.6	—	430.6
Restructuring charges	—	—	21.9	—	21.9
Acquisition-related costs	1.0	—	—	—	1.0
Other operating (loss) income	(3.0)	—	9.4	—	6.4
Operating income	60.7	—	616.2	—	676.9
Losses of non-consolidated affiliates	(19.7)	—	—	—	(19.7)
Equity income in subsidiaries	310.7	289.6	—	(600.3)	—
Interest expense	68.6	153.3	26.9	(5.6)	243.2
Interest income	5.8	—	1.4	(5.6)	1.6
Non-operating pension income (expense)	26.6	—	(4.9)	—	21.7
Income before taxes	315.5	136.3	585.8	(600.3)	437.3
Income tax (benefit) provision	(12.4)	(35.1)	156.9	—	109.4
Net income	$327.9	$171.4	$428.9	$(600.3)	$327.9

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2017
(In millions)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Sales	$1,330.3	$—	$5,344.9	$(406.8)	$6,268.4
Operating expenses:
Cost of goods sold	1,195.5	—	4,766.2	(406.8)	5,554.9
Selling and administration	157.0	—	212.8	—	369.8
Restructuring charges	1.7	—	35.9	—	37.6
Acquisition-related costs	12.8	—	—	—	12.8
Other operating (loss) income	(11.1)	—	14.4	—	3.3
Operating (loss) income	(47.8)	—	344.4	—	296.6
Earnings of non-consolidated affiliates	1.8	—	—	—	1.8
Equity income in subsidiaries	638.4	357.6	—	(996.0)	—
Interest expense	44.5	165.8	13.0	(5.9)	217.4
Interest income	6.3	—	1.4	(5.9)	1.8
Non-operating pension income (expense)	38.5	—	(4.1)	—	34.4
Income before taxes	592.7	191.8	328.7	(996.0)	117.2
Income tax provision (benefit)	43.2	(310.0)	(165.5)	—	(432.3)
Net income	$549.5	$501.8	$494.2	$(996.0)	$549.5

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2016
(In millions)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Sales	$1,321.3	$—	$4,720.2	$(490.9)	$5,550.6
Operating expenses:
Cost of goods sold	1,153.0	—	4,282.4	(490.9)	4,944.5
Selling and administration	162.1	—	185.1	—	347.2
Restructuring charges	0.8	—	112.1	—	112.9
Acquisition-related costs	47.4	—	1.4	—	48.8
Other operating (loss) income	(2.2)	—	12.8	—	10.6
Operating (loss) income	(44.2)	—	152.0	—	107.8
Earnings of non-consolidated affiliates	1.7	—	—	—	1.7
Equity income in subsidiaries	16.2	139.0	—	(155.2)	—
Interest expense	38.8	153.9	4.7	(5.5)	191.9
Interest income	4.7	—	4.2	(5.5)	3.4
Non-operating pension income (expense)	48.3	—	(3.5)	—	44.8
Income (loss) before taxes	(12.1)	(14.9)	148.0	(155.2)	(34.2)
Income tax (benefit) provision	(8.2)	(57.6)	35.5	—	(30.3)
Net (loss) income	$(3.9)	$42.7	$112.5	$(155.2)	$(3.9)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Year Ended December 31, 2018
(In millions)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Net income	$327.9	$171.4	$428.9	$(600.3)	$327.9
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net	—	—	(22.2)	—	(22.2)
Unrealized losses on derivative contracts, net	(11.7)	—	—	—	(11.7)
Pension and postretirement liability adjustments, net	(69.6)	—	(5.3)	—	(74.9)
Amortization of prior service costs and actuarial losses, net	26.3	—	2.0	—	28.3
Total other comprehensive loss, net of tax	(55.0)	—	(25.5)	—	(80.5)
Comprehensive income	$272.9	$171.4	$403.4	$(600.3)	$247.4

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Year Ended December 31, 2017
(In millions)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Net income	$549.5	$501.8	$494.2	$(996.0)	$549.5
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net	—	—	31.7	—	31.7
Unrealized losses on derivative contracts, net	(1.7)	—	—	—	(1.7)
Pension and postretirement liability adjustments, net	(12.3)	—	(9.3)	—	(21.6)
Amortization of prior service costs and actuarial losses, net	15.3	—	1.7	—	17.0
Total other comprehensive income, net of tax	1.3	—	24.1	—	25.4
Comprehensive income	$550.8	$501.8	$518.3	$(996.0)	$574.9

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Year Ended December 31, 2016
(In millions)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Net (loss) income	$(3.9)	$42.7	$112.5	$(155.2)	$(3.9)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	—	—	(12.0)	—	(12.0)
Unrealized gains on derivative contracts, net	19.7	—	—	—	19.7
Pension and postretirement liability adjustments, net	(25.3)	—	(12.2)	—	(37.5)
Amortization of prior service costs and actuarial losses, net	10.9	—	1.4	—	12.3
Total other comprehensive income (loss), net of tax	5.3	—	(22.8)	—	(17.5)
Comprehensive income (loss)	$1.4	$42.7	$89.7	$(155.2)	$(21.4)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2018
(In millions)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Net operating activities	$529.8	$—	$378.0	$—	$907.8
Investing Activities
Capital expenditures	(149.8)	—	(235.4)	—	(385.2)
Proceeds from disposition of property, plant and equipment	—	—	2.9	—	2.9
Distributions from consolidated subsidiaries, net	95.0	95.0	—	(190.0)	—
Net investing activities	(54.8)	95.0	(232.5)	(190.0)	(382.3)
Financing Activities
Long-term debt:
Borrowings	550.0	—	20.0	—	570.0
Repayments	(21.0)	(780.4)	(144.7)	—	(946.1)
Common stock repurchased and retired	(50.0)	—	—	—	(50.0)
Stock options exercised	3.4	—	—	—	3.4
Dividends paid	(133.6)	(95.0)	(95.0)	190.0	(133.6)
Debt issuance costs	(8.5)	—	—	—	(8.5)
Intercompany financing activities	(780.4)	780.4	—	—	—
Net financing activities	(440.1)	(95.0)	(219.7)	190.0	(564.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.3)	—	(0.3)
Net increase (decrease) in cash and cash equivalents	34.9	—	(74.5)	—	(39.6)
Cash and cash equivalents, beginning of year	57.1	—	161.3	—	218.4
Cash and cash equivalents, end of year	$92.0	$—	$86.8	$—	$178.8

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2017
(In millions)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Net operating activities	$472.0	$—	$176.8	$—	$648.8
Investing Activities
Capital expenditures	(89.1)	—	(205.2)	—	(294.3)
Payments under long-term supply contracts	—	—	(209.4)	—	(209.4)
Proceeds from disposition of property, plant and equipment	—	—	5.2	—	5.2
Distribution from consolidated subsidiaries, net	2.7	—	—	(2.7)	—
Net investing activities	(86.4)	—	(409.4)	(2.7)	(498.5)
Financing Activities
Long-term debt:
Borrowings	620.0	1,375.0	40.5	—	2,035.5
Repayments	(690.8)	(1,334.1)	(13.0)	—	(2,037.9)
Stock options exercised	29.8	—	—	—	29.8
Dividends paid	(133.0)	—	(2.7)	2.7	(133.0)
Debt issuance costs	(8.3)	(2.9)	—	—	(11.2)
Intercompany financing activities	(171.4)	(38.0)	209.4	—	—
Net financing activities	(353.7)	—	234.2	2.7	(116.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.4	—	0.4
Net increase in cash and cash equivalents	31.9	—	2.0	—	33.9
Cash and cash equivalents, beginning of year	25.2	—	159.3	—	184.5
Cash and cash equivalents, end of year	$57.1	$—	$161.3	$—	$218.4

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2016
(In millions)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Net operating activities	$702.6	$—	$(99.4)	$—	$603.2
Investing Activities
Capital expenditures	(65.7)	—	(212.3)	—	(278.0)
Business acquired and related transactions, net of cash acquired	(69.5)	—	—	—	(69.5)
Payments under long-term supply contracts	—	—	(175.7)	—	(175.7)
Proceeds from sale/leaseback of equipment	—	—	40.4	—	40.4
Proceeds from disposition of property, plant and equipment	0.2	—	0.3	—	0.5
Proceeds from disposition of affiliated companies	8.8	—	—	—	8.8
Net investing activities	(126.2)	—	(347.3)	—	(473.5)
Financing Activities
Long-term debt:
Borrowings	—	—	230.0	—	230.0
Repayments	(335.6)	(67.5)	(32.2)	—	(435.3)
Stock options exercised	0.5	—	—	—	0.5
Excess tax benefits from stock-based compensation	0.4	—	—	—	0.4
Dividends paid	(132.1)	—	—	—	(132.1)
Debt issuance costs	—	(1.0)	—	—	(1.0)
Intercompany financing activities	(203.8)	68.5	135.3	—	—
Net financing activities	(670.6)	—	333.1	—	(337.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.3	—	0.3
Net decrease in cash and cash equivalents	(94.2)	—	(113.3)	—	(207.5)
Cash and cash equivalents, beginning of year	119.4	—	272.6	—	392.0
Cash and cash equivalents, end of year	$25.2	$—	$159.3	$—	$184.5

NOTE 27. OTHER FINANCIAL DATA

Quarterly Data (Unaudited)

($ in millions, except per share data)

2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Sales	$1,710.3	$1,728.4	$1,872.4	$1,635.0	$6,946.1
Cost of goods sold	1,528.7	1,460.7	1,441.7	1,391.0	5,822.1
Net income	20.9	58.6	195.1	53.3	327.9
Net income per common share:
Basic	0.13	0.35	1.17	0.32	1.97
Diluted	0.12	0.35	1.16	0.32	1.95
Common dividends per share	0.20	0.20	0.20	0.20	0.80

2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Sales	$1,567.1	$1,526.5	$1,554.9	$1,619.9	$6,268.4
Cost of goods sold	1,397.5	1,407.9	1,349.3	1,400.2	5,554.9
Net income (loss)	13.4	(5.9)	52.7	489.3	549.5
Net income (loss) per common share:
Basic	0.08	(0.04)	0.32	2.93	3.31
Diluted	0.08	(0.04)	0.31	2.89	3.26
Common dividends per share	0.20	0.20	0.20	0.20	0.80

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.  CONTROLS AND PROCEDURES

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting and the related report of Olin’s independent registered public accounting firm, KPMG LLP, are included in Item 8—“Consolidated Financial Statements and Supplementary Data.”

Item 9B.  OTHER INFORMATION

Not applicable.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate the biographical information relating to our Directors under the heading ITEM 1—“PROPOSAL FOR THE ELECTION OF DIRECTORS” in our Proxy Statement relating to our 2019 Annual Meeting of Shareholders (the “Proxy Statement”) by reference in this Report.  We incorporate the biographical information regarding executive officers under the heading “EXECUTIVE OFFICERS” in our Proxy Statement by reference in this report. We incorporate the information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, under the heading entitled “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in our Proxy Statement by reference in this Report.

The information with respect to our audit committee, including the audit committee financial expert, is incorporated by reference in this Report to the information contained in the paragraph entitled “CORPORATE GOVERNANCE MATTERS—What Are The Committees Of The Board?” in our Proxy Statement.  We incorporate by reference in this Report information regarding procedures for shareholders to nominate a director for election, in the Proxy Statement under the headings “MISCELLANEOUS—How can I directly nominate a director for election to the board at the 2020 annual meeting?” and “CORPORATE GOVERNANCE MATTERS—What Is Olin’s Director Nomination Process?”.

We have adopted a code of business conduct and ethics for directors, officers and employees, known as the Code of Conduct. The Code of Conduct is available in the About, Our Values section of our website at www.olin.com. Olin intends to satisfy disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, any provision of the Code of Conduct with respect to its executive officers or directors by posting such amendment or waiver on its website.

Item 11.  EXECUTIVE COMPENSATION

The information in the Proxy Statement under the heading “CORPORATE GOVERNANCE MATTERS—Compensation Committee Interlocks and Insider Participation,” and the information under the heading “COMPENSATION DISCUSSION AND ANALYSIS” through the information under the heading “COMPENSATION COMMITTEE REPORT,” are incorporated by reference in this Report.

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

Equity Compensation Plan Information

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)(1)
Equity compensation plans approved by security holders(2)	7,008,591	(3)	$24.40	(3)	9,627,910
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	7,008,591		$24.40	(3)	9,627,910

(1)	Number of shares is subject to adjustment for changes in capitalization for stock splits and stock dividends and similar events.

(2)
Consists of the 2000 Long Term Incentive Plan, the 2003 Long Term Incentive Plan, the 2006 Long Term Incentive Plan, the 2009 Long Term Incentive Plan, the 2014 Long Term Incentive Plan, the 2016 Long Term Incentive Plan, the 2018 Long Term Incentive Plan and the 1997 Stock Plan for Non-employee Directors.

(3)	Includes:

•	5,864,216 shares issuable upon exercise of options with a weighted-average exercise price of $24.40, and a weighted average remaining term of 6.6 years,

•	130,600 shares issuable under restricted stock unit grants, with a weighted-average remaining term of 1.4 years,

•	852,725 shares issuable in connection with outstanding performance share awards, with a weighted-average term of 2.1 years remaining in the performance measurement period, and

•	161,050 shares under the 1997 Stock Plan for Non-employee Directors which represent stock grants for retainers, other board and committee fees and dividends on deferred stock under the plan.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We incorporate the information under the headings “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “CORPORATE GOVERNANCE MATTERS—Which Board Members Are Independent?” in our Proxy Statement by reference in this Report.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate the information concerning the accounting fees and services of our independent registered public accounting firm, KPMG LLP, under the heading ITEM 3—“PROPOSAL TO RATIFY APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” in our Proxy Statement by reference in this Report.

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

3.  Exhibits

The following exhibits are filed with this Annual Report on Form 10-K, unless incorporated by reference. Management contracts and compensatory plans and arrangements are listed as Exhibits 10(a) through 10(jj). We are party to a number of other instruments defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10% of the total assets of Olin and its subsidiaries on a consolidated basis. Olin agrees to furnish a copy of each instrument to the Commission upon request.

2	(a)
Merger Agreement dated as of March 26, 2015, among The Dow Chemical Company, Blue Cube Spinco Inc., Olin Corporation and Blue Cube Acquisition Corp.—Exhibit 2.1 to Olin’s Form 8-K dated March 27, 2015.*

3	(a)	Amended and Restated Articles of Incorporation of Olin Corporation as amended effective October 1, 2015—Exhibit 3.1 to Olin’s Form 10-Q for the quarter ended September 30, 2015.*
	(b)	Bylaws of Olin Corporation as amended effective January 25, 2019—Exhibit 3.1 to Olin’s Form 8-K dated January 30, 2019.*
	(c)	Articles of Amendment of the Amended and Restated Articles of Incorporation of Olin Corporation, effective on October 1, 2015—Exhibit 3.1 to Olin’s Form 8-K dated October 5, 2015.*
4	(a)
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
(c)
Bond Purchase Agreement dated October 14, 2010 between The Industrial Development Authority of Washington County, Olin Corporation and PNC Bank, National Association, as administrative agent—Exhibit 4.3 to Olin’s Form 8-K dated October 20, 2010.*

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
Second Amendment dated April 27, 2012 to Amended and Restated Credit and Funding Agreement dated December 9, 2010 among Olin Corporation, the Lenders, as defined therein, and PNC Bank, National Association, as administrative agent for the Lenders—Exhibit 4.2 to Olin’s Form 8-K dated May 3, 2012.*

(n)
Third Amendment dated June 23, 2014 to Amended and Restated Credit and Funding Agreement dated December 9, 2010 among Olin Corporation, the Lenders, as defined therein, and PNC Bank, National Association, as administrative agent for the Lenders—Exhibit 4.2 to Olin’s Form 8-K dated June 25, 2014.*

(o)
Amendment No. 4 dated June 23, 2015 to the Amended and Restated Credit and Funding Agreement dated December 9, 2010 among Olin Corporation, the Lenders, as defined therein, and PNC Bank, National Association, as administrative agent—Exhibit 10.3 to Olin’s Form 8-K dated June 29, 2015.*

(p)
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
(s)
Forward Purchase Agreement, dated as of March 9, 2017, among Olin Corporation, the Lenders, as defined therein, and PNC Bank, National Association, as administrative agent—Exhibit 4.1 to Olin’s Form 8-K dated March 9, 2017.*

(t)
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

	(x)	Form of 9.75% Senior Notes due 2023—Exhibit 4.5 (included in Exhibit 4.1) to Olin’s Form 8-K dated October 5, 2015.*
	(y)	Form of 10.00% Senior Notes due 2025—Exhibit 4.6 (included in Exhibit 4.2) to Olin’s Form 8-K dated October 5, 2015.*
	(z)	Form of 5.125% Senior Notes due 2027—Exhibit 4.4 (included in Exhibit 4.3) to Olin’s Form 8-K dated March 9, 2017.*
	(aa)	Form of 5.000% Senior Notes due 2030—Exhibit 4.1 to Olin’s Form 8-K dated January 19, 2018.*
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

10	(a)	Employee Deferral Plan as amended and restated effective as of January 30, 2003—Exhibit 10(b) to Olin’s Form 10-K for 2002.*
	(b)	Amendment to Employee Deferral Plan effective January 1, 2005—Exhibit 10(b)(1) to Olin’s Form 10-K for 2005.*

(c)	Senior Executive Pension Plan amended and restated effective October 24, 2008—Exhibit 10.1 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*
(d)	Supplemental Contributing Employee Ownership Plan as amended and restated effective January 1, 2018—Exhibit 99.1 to Olin’s Form 8-K dated December 12, 2017.*
(e)	Olin Corporation Key Executive Life Insurance Program—Exhibit 10(e) to Olin’s Form 10-K for 2002.*
(f)	Form of executive agreement between Olin Corporation and Mr. Fischer—Exhibit 99.1 to Olin’s Form 8-K dated January 26, 2005.*
(g)	Form of amendment to executive agreement between Olin Corporation and Mr. Fischer dated November 9, 2007—Exhibit 10(g) to Olin’s Form 10-K for 2007.*
(h)	Form of executive agreement between Olin Corporation and Mr. McIntosh dated November 1, 2007—Exhibit 10.1 to Olin’s Form 10-Q for the quarter ended September 30, 2007.*
(i)	Form of amendment to executive agreement between Olin Corporation and Messrs. Fischer and McIntosh dated October 25, 2010—Exhibit 10.1 to Olin’s Form 10-K for 2010.*
(j)	Form of amendment to executive agreement between Olin Corporation and Messrs. Fischer and McIntosh dated October 19, 2015—Exhibit 10(i) to Olin’s Form 10-K for 2015.*
(k)	Form of executive change in control agreement between Olin Corporation and Mr. Slater dated January 29, 2014—Exhibit 10(l) to Olin’s Form 10-K for 2013.*
(l)	Form of executive change in control agreement between Olin Corporation and Messrs. Fischer and McIntosh dated January 29, 2014—Exhibit 10.1 to Olin’s Form 8-K dated January 30, 2014.*
(m)	Form of amendment to executive change in control agreement between Olin Corporation and Messrs. Fischer, McIntosh and Slater dated October 19, 2015—Exhibit 10(m) to Olin’s Form 10-K for 2015.*
(n)	Form of executive change in control agreement between Olin Corporation and Messrs. Dawson, Sampson and Varilek dated February 15, 2016—Exhibit 10(n) to Olin’s Form 10-K for 2015.*
(o)	Form of executive change in control agreement between Olin Corporation and Ms. Sumner dated February 15, 2016—Exhibit 10(o) to Olin’s Form 10-K for 2015.*
(p)	Form of executive agreement between Olin Corporation and Mr. Blanchard dated April 26, 2017—Exhibit 10.1 to Olin’s Form 10-Q for the quarter ended June 30, 2017.*
(q)	Form of executive change in control agreement between Olin Corporation and Mr. Blanchard dated April 26, 2017—Exhibit 10.2 to Olin’s Form 10-Q for the quarter ended June 30, 2017.*
(r)	Olin Corporation Change in Control Severance Plan for Section 16(b) Officers effective January 27, 2019—Exhibit 10.1 to Olin’s Form 8-K filed December 14, 2018.*
(s)	Olin Corporation Severance Plan for Section 16(b) Officers effective January 27, 2019—Exhibit 10.2 to Olin’s Form 8-K filed December 14, 2018.*
(t)	Amended and Restated 1997 Stock Plan for Non-employee Directors codified to reflect amendments adopted through February 26, 2016—Exhibit 10(p) to Olin’s Form 10-K for 2015.*
(u)	Description of Restricted Stock Unit Awards granted under the 2000, 2003, 2006, 2009, 2014, 2016 or 2018 Long Term Incentive Plans—Exhibit 10(p) to Olin’s Form 10-K for 2008.*
(v)	Supplementary and Deferral Benefit Pension Plan as amended and restated effective October 24, 2008—Exhibit 10.2 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*
(w)	Amended and Restated Olin Corporation 2000 Long Term Incentive Plan codified as of January 27, 2019—Exhibit 10.1 to Olin’s Form 8-K dated January 30, 2019.*
(x)	Amended and Restated Olin Corporation 2003 Long Term Incentive Plan codified as of January 27, 2019—Exhibit 10.2 to Olin’s Form 8-K dated January 30, 2019.*
(y)	Amended and Restated Olin Corporation 2006 Long Term Incentive Plan codified as of January 27, 2019—Exhibit 10.3 to Olin’s Form 8-K dated January 30, 2019.*
(z)	Amended and Restated Olin Corporation 2009 Long Term Incentive Plan codified as of January 27, 2019—Exhibit 10.4 to Olin’s Form 8-K dated January 30, 2019.*
(aa)	Amended and Restated Olin Corporation 2014 Long Term Incentive Plan codified as of January 27, 2019—Exhibit 10.5 to Olin’s Form 8-K dated January 30, 2019.*
(bb)	Amended and Restated Olin Corporation 2016 Long Term Incentive Plan codified as of January 27, 2019—Exhibit 10.6 to Olin’s Form 8-K dated January 30, 2019.*
(cc)	Amended and Restated Olin Corporation 2018 Long Term Incentive Plan codified as of January 27, 2019—Exhibit 10.7 to Olin’s Form 8-K dated January 30, 2019.*
(dd)	Performance Share Program as amended through January 25, 2018—Exhibit 10.1 to Olin’s Form 10-Q for the quarter ended March 31, 2018.*
(ee)	Form of Non-Qualified Stock Option Award Certificate—Exhibit 10(bb) to Olin’s Form 10-K for 2007.*

(ff)	Form of Restricted Stock Unit Award Certificate—Exhibit 10(cc) to Olin’s Form 10-K for 2007.*
(gg)	Form of Restricted Stock Unit Award Certificate—Exhibit 10.7 to Olin’s Form 10-Q for the quarter ended September 30, 2015.*
(hh)	Form of Performance Award and Senior Performance Award Certificates—Exhibit 10(dd) to Olin’s Form 10-K for 2007.*
(ii)	Summary of Stock Option Continuation Policy—Exhibit 10.2 to Olin’s Form 10-Q for the quarter ended March 31, 2009.*
(jj)
Olin Corporation Contributing Employee Ownership Plan Amended and Restated effective as of October 24, 2008, and as amended effective September 29, 2015—Exhibit 99.1 to Olin’s Form S-8 filed February 16, 2016.*

(kk)	Distribution Agreement between Olin Corporation and Arch Chemicals, Inc., dated as of February 1, 1999—Exhibit 2.1 to Olin’s Form 8-K filed February 23, 1999.*
(ll)
Purchase Agreement dated as of February 28, 2011, by and among PolyOne Corporation, 1997 Chloralkali Venture, LLC, Olin Corporation and Olin SunBelt II, Inc.—Exhibit 2.1 to Olin’s Form 8-K dated March 3, 2011.*

(mm)	Note Purchase Agreement dated December 22, 1997 between the SunBelt Chlor Alkali Partnership and the Purchasers named therein—Exhibit 99.5 to Olin’s Form 8-K dated December 3, 2001.*
(nn)	Guarantee Agreement dated December 22, 1997 between Olin Corporation and the Purchasers named therein—Exhibit 99.6 to Olin’s Form 8-K dated December 3, 2001.*
(oo)	Subordination Agreement dated December 22, 1997 between Olin Corporation and the Subordinated Parties named therein—Exhibit 99.7 to Olin’s Form 8-K dated December 3, 2001.*
(pp)	Credit Agreement dated as of April 27, 2012 among Olin Corporation, Olin Canada ULC and the banks named therein—Exhibit 10.1 to Olin’s Form 8-K dated May 3, 2012.*
(qq)
Stock Purchase Agreement dated as of July 17, 2012, by and among K. A. Steel Chemicals Inc., the stockholders of K. A. Steel Chemicals Inc. and Robert F. Steel, as the sellers’ representative—Exhibit 2.1 to Olin’s Form 8-K dated July 18, 2012.*

(rr)
Credit Agreement dated June 23, 2015 among Olin Corporation, Olin Canada ULC, the Lenders named therein and Wells Fargo Bank, National Association, as administrative agent—Exhibit 10.1 to Olin’s Form 8-K dated June 29, 2015.*

(ss)
Credit Agreement dated June 23, 2015 among Blue Cube Spinco Inc., the Lenders named therein and Wells Fargo Bank, National Association, as administrative agent—Exhibit 10.2 to Olin’s Form 8-K dated June 29, 2015.*

(tt)
Amendment Agreement dated June 23, 2015 among Olin, Olin Canada ULC, Blue Cube Spinco Inc., the Lenders named therein and Wells Fargo Bank, National Association, as administrative agent—Exhibit 10.5 to Olin’s Form 8-K dated October 5, 2015.*

(uu)
Second Amendment Agreement, dated as of March 9, 2017 among Olin Corporation, Olin Canada ULC and Blue Cube Spinco Inc., the Lenders named therein and Wells Fargo Bank, National Association, as administrative agent—Exhibit 10.1 to Olin’s Form 8-K dated March 9, 2017.*

(vv)
Third Amendment Agreement, dated as of June 28, 2018, among Olin Corporation, Olin Canada ULC and Blue Cube Spinco LLC, the Lenders named therein and Wells Fargo Bank, National Association, as administrative agent—Exhibit 10.2 to Olin’s Form 10-Q for the quarter ended June 30, 2018.*

(ww)	Separation Agreement dated March 26, 2015 between The Dow Chemical Company and Blue Cube Spinco Inc.—Exhibit 10.1 to Olin’s Form 8-K dated March 27, 2015.*
(xx)
Credit Agreement dated August 25, 2015 among Olin Corporation, Olin subsidiaries, the Lenders (as defined therein) and Sumitomo Mitsui Banking Corporation, as administrative agent—Exhibit 10.1 to Olin’s Form 8-K dated August 25, 2015.*

(yy)
Amended and Restated Credit Agreement, dated as of October 5, 2015 and Amended and Restated by the Second Amendment Agreement dated as of March 9, 2017 among Olin Corporation, Olin Canada ULC and Blue Cube Spinco Inc., the Lenders named therein and Wells Fargo Bank, National Association, as administrative agent—Exhibit 10.2 to Olin’s Form 8-K dated March 9, 2017.*

(zz)
Guaranty Agreement dated October 5, 2015 among Blue Cube Spinco Inc., Olin Corporation and Wells Fargo Bank, National Association, as administrative agent—Exhibit 10.2 to Olin’s Form 8-K dated October 5, 2015.*

(aaa)
Borrowing Subsidiary Agreement dated October 5, 2015 among Olin Corporation, Blue Cube Spinco Inc. and Wells Fargo Bank, National Association, as administrative agent—Exhibit 10.3 to Olin’s Form 8-K dated October 5, 2015.*

(bbb)
Guaranty Joinder dated October 5, 2015 among Olin subsidiaries, Blue Cube Spinco Inc. and Sumitomo Mitsui Banking Corporation, as administrative agent—Exhibit 10.4 to Olin’s Form 8-K dated October 5, 2015.*

(ccc)
Incremental Term Loan Agreement dated November 3, 2015 among Olin Corporation, Blue Cube Spinco Inc., the Lenders (as defined therein) and Sumitomo Mitsui Banking Corporation, as administrative agent—Exhibit 10.1 to Olin’s Form 8-K dated November 9, 2015.*

11		Computation of Per Share Earnings (included in the Note 6 “Earnings Per Share” to Notes to Consolidated Financial Statements in Item 8).
21		List of Subsidiaries.
23		Consent of KPMG LLP.
31.1		Section 302 Certification Statement of Chief Executive Officer.
31.2		Section 302 Certification Statement of Chief Financial Officer.
32		Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
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

Date: February 25, 2019

OLIN CORPORATION
By:	/s/ John E. Fischer
John E. Fischer
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN E. FISCHER John E. Fischer	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2019

/s/ GRAY G. BENOIST Gray G. Benoist	Director	February 25, 2019

/s/ DONALD W. BOGUS Donald W. Bogus	Director	February 25, 2019

/s/ C. ROBERT BUNCH C. Robert Bunch	Director	February 25, 2019

/s/ RANDALL W. LARRIMORE Randall W. Larrimore	Director	February 25, 2019

/s/ JOHN M. B. O’CONNOR John M. B. O’Connor	Director	February 25, 2019

/s/ EARL L. SHIPP Earl L. Shipp	Director	February 25, 2019

/s/ VINCENT J. SMITH Vincent J. Smith	Director	February 25, 2019

/s/ SCOTT M. SUTTON Scott M. Sutton	Director	February 25, 2019

/s/ WILLIAM H. WEIDEMAN William H. Weideman	Director	February 25, 2019

/s/ CAROL A. WILLIAMS Carol A. Williams	Director	February 25, 2019

/s/ TODD A. SLATER Todd A. Slater	Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2019

/s/ RANDEE N. SUMNER Randee N. Sumner	Vice President and Controller (Principal Accounting Officer)	February 25, 2019