Form 10-Q
period 2019-06-30
OLIN Corp
filed 2019-08-01
CIK 74303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-1070
Olin Corporation
(Exact name of registrant as specified in its charter)

Virginia	13-1872319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

190 Carondelet Plaza,	Suite 1530,	Clayton,	MO	63105
(Address of principal executive offices)				(Zip Code)
(314) 480-1400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:	Trading symbol:	Name of each exchange on which registered:
Common Stock, $1.00 par value per share	OLN	New York Stock Exchange

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

As of June 30, 2019, 164,298,223 shares of the registrant’s common stock were outstanding.

Part I — Financial Information

Item 1.  Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets
(In millions, except per share data)
(Unaudited)

	June 30, 2019	December 31, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$126.9	$178.8	$144.2
Receivables, net	848.2	776.3	837.2
Income taxes receivable	23.4	5.9	17.8
Inventories, net	698.9	711.4	716.3
Other current assets	28.8	35.0	47.7
Total current assets	1,726.2	1,707.4	1,763.2
Property, plant and equipment (less accumulated depreciation of $3,000.0, $2,781.0 and $2,537.0)	3,410.5	3,482.1	3,501.4
Operating lease assets, net	295.8	—	—
Deferred income taxes	28.1	26.3	39.7
Other assets	1,174.5	1,150.4	1,169.5
Intangible assets, net	480.6	511.6	544.3
Goodwill	2,119.6	2,119.6	2,119.7
Total assets	$9,235.3	$8,997.4	$9,137.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$1.1	$125.9	$0.9
Accounts payable	669.2	636.5	681.4
Income taxes payable	9.5	22.6	15.5
Current operating lease liabilities	71.4	—	—
Accrued liabilities	298.9	333.3	284.4
Total current liabilities	1,050.1	1,118.3	982.2
Long-term debt	3,232.6	3,104.4	3,512.6
Operating lease liabilities	229.3	—	—
Accrued pension liability	653.6	674.3	602.7
Deferred income taxes	506.4	518.9	512.7
Other liabilities	792.5	749.3	764.5
Total liabilities	6,464.5	6,165.2	6,374.7
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $1 per share: authorized, 240.0 shares; issued and outstanding, 164.3, 165.3 and 167.0 shares	164.3	165.3	167.0
Additional paid-in capital	2,229.2	2,247.4	2,280.5
Accumulated other comprehensive loss	(660.4)	(651.0)	(573.2)
Retained earnings	1,037.7	1,070.5	888.8
Total shareholders’ equity	2,770.8	2,832.2	2,763.1
Total liabilities and shareholders’ equity	$9,235.3	$8,997.4	$9,137.8

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Operations
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales	$1,592.9	$1,728.4	$3,146.3	$3,438.7
Operating expenses:
Cost of goods sold	1,463.7	1,460.7	2,811.0	2,989.4
Selling and administration	97.0	110.3	204.0	210.8
Restructuring charges	3.8	6.4	7.8	10.4
Acquisition-related costs	—	0.3	—	0.6
Other operating income	0.1	—	0.2	8.1
Operating income	28.5	150.7	123.7	235.6
Losses of non-consolidated affiliates	—	(21.1)	—	(20.6)
Interest expense	57.9	61.1	115.3	124.8
Interest income	0.3	0.4	0.5	0.8
Non-operating pension income	4.2	5.4	8.1	10.8
Other income	—	—	11.2	—
Income (loss) before taxes	(24.9)	74.3	28.2	101.8
Income tax (benefit) provision	(4.9)	15.7	6.5	22.3
Net (loss) income	$(20.0)	$58.6	$21.7	$79.5
Net (loss) income per common share:
Basic	$(0.12)	$0.35	$0.13	$0.48
Diluted	$(0.12)	$0.35	$0.13	$0.47
Average common shares outstanding:
Basic	164.6	167.1	164.8	167.1
Diluted	164.6	168.8	165.7	169.1

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss) income	$(20.0)	$58.6	$21.7	$79.5
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net	3.3	(26.1)	(5.0)	(13.7)
Unrealized losses on derivative contracts, net	(12.1)	(2.4)	(15.4)	(2.5)
Amortization of prior service costs and actuarial losses, net	5.3	8.1	11.0	13.5
Total other comprehensive loss, net of tax	(3.5)	(20.4)	(9.4)	(2.7)
Comprehensive (loss) income	$(23.5)	$38.2	$12.3	$76.8

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
(In millions, except per share data)
(Unaudited)

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares Issued	Par Value
Balance at January 1, 2019	165.3	$165.3	$2,247.4	$(651.0)	$1,070.5	$2,832.2
Lease accounting adoption adjustment	—	—	—	—	11.2	11.2
Net income	—	—	—	—	41.7	41.7
Other comprehensive loss	—	—	—	(5.9)	—	(5.9)
Dividends paid:
Common stock ($0.20 per share)	—	—	—	—	(33.0)	(33.0)
Common stock repurchased and retired	(0.6)	(0.6)	(12.6)	—	—	(13.2)
Common stock issued for:
Stock options exercised	0.1	0.1	1.3	—	—	1.4
Other transactions	0.1	0.1	0.3	—	—	0.4
Stock-based compensation	—	—	2.8	—	—	2.8
Balance at March 31, 2019	164.9	164.9	2,239.2	(656.9)	1,090.4	2,837.6
Net loss	—	—	—	—	(20.0)	(20.0)
Other comprehensive loss	—	—	—	(3.5)	—	(3.5)
Dividends paid:
Common stock ($0.20 per share)	—	—	—	—	(32.7)	(32.7)
Common stock repurchased and retired	(0.6)	(0.6)	(12.9)	—	—	(13.5)
Common stock issued for:
Stock options exercised	—	—	0.1	—	—	0.1
Other transactions	—	—	0.9	—	—	0.9
Stock-based compensation	—	—	1.9	—	—	1.9
Balance at June 30, 2019	164.3	$164.3	$2,229.2	$(660.4)	$1,037.7	$2,770.8

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
(In millions, except per share data)
(Unaudited)

	Six Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares Issued	Par Value
Balance at January 1, 2018	167.1	$167.1	$2,280.9	$(484.6)	$790.3	$2,753.7
Income tax reclassification adjustment	—	—	—	(85.9)	85.9	—
Net income	—	—	—	—	20.9	20.9
Other comprehensive income	—	—	—	17.7	—	17.7
Dividends paid:
Common stock ($0.20 per share)	—	—	—	—	(33.4)	(33.4)
Common stock issued for:
Stock options exercised	0.1	0.1	0.9	—	—	1.0
Other transactions	—	—	0.5	—	—	0.5
Stock-based compensation	—	—	2.7	—	—	2.7
Balance at March 31, 2018	167.2	167.2	2,285.0	(552.8)	863.7	2,763.1
Net income	—	—	—	—	58.6	58.6
Other comprehensive loss	—	—	—	(20.4)	—	(20.4)
Dividends paid:
Common stock ($0.20 per share)	—	—	—	—	(33.5)	(33.5)
Common stock repurchased and retired	(0.3)	(0.3)	(8.8)	—	—	(9.1)
Common stock issued for:
Stock options exercised	0.1	0.1	1.1	—	—	1.2
Other transactions	—	—	0.1	—	—	0.1
Stock-based compensation	—	—	3.1	—	—	3.1
Balance at June 30, 2018	167.0	$167.0	$2,280.5	$(573.2)	$888.8	$2,763.1

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating Activities
Net income	$21.7	$79.5
Adjustments to reconcile net income to net cash and cash equivalents provided by (used for) operating activities:
Gain on disposition of non-consolidated affiliate	(11.2)	—
Losses of non-consolidated affiliates	—	20.6
Losses on disposition of property, plant and equipment	—	0.1
Stock-based compensation	5.3	6.2
Depreciation and amortization	304.3	297.4
Deferred income taxes	(16.6)	(6.2)
Qualified pension plan contributions	(0.7)	(1.1)
Qualified pension plan income	(4.6)	(7.7)
Change in:
Receivables	(70.8)	(109.9)
Income taxes receivable/payable	(30.6)	5.4
Inventories	9.6	(35.2)
Other current assets	2.4	(5.1)
Accounts payable and accrued liabilities	(1.9)	26.1
Other assets	(2.3)	(1.5)
Other noncurrent liabilities	29.4	(3.0)
Other operating activities	2.1	(1.3)
Net operating activities	236.1	264.3
Investing Activities
Capital expenditures	(191.3)	(176.0)
Proceeds from disposition of property, plant and equipment	—	0.1
Proceeds from disposition of non-consolidated affiliate	20.0	—
Net investing activities	(171.3)	(175.9)
Financing Activities
Long-term debt:
Borrowings	25.0	570.0
Repayments	(50.6)	(650.1)
Common stock repurchased and retired	(26.7)	(9.1)
Stock options exercised	1.5	2.2
Dividends paid	(65.7)	(66.9)
Debt issuance costs	—	(8.5)
Net financing activities	(116.5)	(162.4)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(0.2)
Net decrease in cash and cash equivalents	(51.9)	(74.2)
Cash and cash equivalents, beginning of period	178.8	218.4
Cash and cash equivalents, end of period	$126.9	$144.2
Cash paid for interest and income taxes:
Interest, net	$108.2	$105.4
Income taxes, net of refunds	$44.3	$23.5
Non-cash investing activities:
Decrease (increase) in capital expenditures included in accounts payable and accrued liabilities	$10.1	$(2.8)

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

We incurred costs related to the integration of the Acquired Business of $0.3 million and $0.6 million for the three and six months ended June 30, 2018, respectively.

NOTE 4. RESTRUCTURING CHARGES

On December 10, 2018, we announced that we had made the decision to permanently close the ammunition assembly operations at our Winchester facility in Geelong, Australia. Subsequent to the facility’s closure, product for customers in the region will be sourced from Winchester manufacturing facilities located in the United States. For the three and six months ended June 30, 2019, we recorded pretax restructuring charges of $0.2 million and $0.3 million, respectively, for facility exit costs and lease and other contract termination costs related to this action. We expect to incur additional restructuring charges through 2019 of approximately $1 million related to this closure. For the six months ended June 30, 2019, we recorded additional pretax restructuring charges of $1.4 million for employee severance and related benefit costs related to our Winchester operations.

On March 21, 2016, we announced that we had made the decision to close a combined total of 433,000 tons of chlor alkali capacity across three separate locations. Associated with this action, we have permanently closed our Henderson, NV chlor alkali plant with 153,000 tons of capacity and have reconfigured the site to manufacture bleach and distribute caustic soda and hydrochloric acid. Also, the capacity of our Niagara Falls, NY chlor alkali plant has been reduced from 300,000 tons to 240,000 tons and the chlor alkali capacity at our Freeport, TX facility was reduced by 220,000 tons. This 220,000 ton reduction was entirely from diaphragm cell capacity. For the three months ended June 30, 2019 and 2018, we recorded pretax restructuring charges of $3.6 million and $6.1 million, respectively, for facility exit costs, employee severance and related benefit costs and lease and other contract termination costs related to these actions. For the six months ended June 30, 2019 and 2018, we recorded pretax restructuring charges of $6.1 million and $9.1 million, respectively, for facility exit costs, employee severance and related benefit costs and lease and other contract termination costs related to these actions. We expect to incur additional restructuring charges through 2020 of approximately $10 million related to these capacity reductions.

For the three and six months ended June 30, 2018, we recorded pretax restructuring charges of $0.3 million and $1.3 million, respectively, for facility exit costs related to our permanent reduction in capacity at our Becancour, Canada chlor alkali facility in 2014. We expect to incur additional restructuring charges through 2019 of less than $1 million related to this action.

The following table summarizes the 2019 and 2018 activities by major component of these restructuring actions and the remaining balances of accrued restructuring costs as of June 30, 2019 and 2018:

	Employee severance and related benefit costs	Lease and other contract termination costs	Facility exit costs	Total
	($ in millions)
Balance at January 1, 2018	$1.8	$3.3	$—	$5.1
Restructuring charges:
First quarter	—	0.4	3.6	4.0
Second quarter	0.1	3.7	2.6	6.4
Amounts utilized	(1.0)	(1.3)	(5.1)	(7.4)
Balance at June 30, 2018	$0.9	$6.1	$1.1	$8.1
Balance at January 1, 2019	$1.5	$6.0	$0.7	$8.2
Restructuring charges:
First quarter	1.4	0.1	2.5	4.0
Second quarter	0.4	0.2	3.2	3.8
Amounts utilized	(3.3)	(1.0)	(5.5)	(9.8)
Balance at June 30, 2019	$—	$5.3	$0.9	$6.2

The following table summarizes the cumulative restructuring charges of these 2018, 2016 and 2014 restructuring actions by major component through June 30, 2019:

	Chlor Alkali Products and Vinyls		Winchester	Total
	Becancour	Capacity Reductions
	($ in millions)
Write-off of equipment and facility	$3.5	$78.1	$2.6	$84.2
Employee severance and related benefit costs	2.7	6.3	2.7	11.7
Facility exit costs	5.9	39.3	0.2	45.4
Employee relocation costs	—	1.7	—	1.7
Lease and other contract termination costs	6.1	40.4	0.3	46.8
Total cumulative restructuring charges	$18.2	$165.8	$5.8	$189.8

As of June 30, 2019, we have incurred cash expenditures of $99.0 million and non-cash charges of $84.6 million related to these restructuring actions. The remaining balance of $6.2 million is expected to be paid out through 2020.

NOTE 5. ACCOUNTS RECEIVABLES

On December 20, 2016, we entered into a three-year, $250.0 million Receivables Financing Agreement with PNC Bank, National Association, as administrative agent (Receivables Financing Agreement). Under the Receivables Financing Agreement, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the Receivables Financing Agreement incorporates the leverage and coverage covenants that are contained in the senior revolving credit facility. As of June 30, 2019, $370.9 million of our trade receivables were pledged as collateral and we had $150.0 million drawn under the agreement. As of June 30, 2019, we had $100.0 million additional borrowing capacity under the Receivables Financing Agreement. As of December 31, 2018 and June 30, 2018, $360.4 million and $434.0 million, respectively, of our trade receivables were pledged as collateral and $125.0 million and $250.0 million, respectively, were drawn under the agreement. On July 16, 2019, the outstanding balance of the Receivables Financing Agreement of $150.0 million was repaid with proceeds from the issuance of $750.0 million senior notes due 2029. In connection with the repayment of the Receivables Financing Agreement, the existing agreement was extended to July 15, 2022 and downsized to $10.0 million with the option to expand to $300.0 million.

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

	June 30,
	2019	2018
	($ in millions)
Balance at beginning of year	$132.4	$182.3
Gross receivables sold	522.4	851.1
Payments received from customers on sold accounts	(556.1)	(844.8)
Balance at end of period	$98.7	$188.6

The factoring discount paid under the AR Facilities is recorded as interest expense on the condensed statements of operations. The factoring discount was $1.0 million and $1.6 million for the three months ended June 30, 2019 and 2018, respectively, and $1.5 million and $2.8 million for the six months ended June 30, 2019 and 2018, respectively. The agreements are without recourse and therefore no recourse liability had been recorded as of June 30, 2019, December 31, 2018, or June 30, 2018.

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

Allowance for doubtful accounts receivable consisted of the following:

	June 30,
	2019	2018
	($ in millions)
Balance at beginning of year	$12.9	$12.3
Provisions charged	0.9	1.3
Write-offs, net of recoveries	(2.1)	—
Foreign currency translation adjustment	0.2	(0.3)
Balance at end of period	$11.9	$13.3

Provisions charged to operations were $0.4 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively.

NOTE 7. INVENTORIES

Inventories consisted of the following:

	June 30, 2019	December 31, 2018	June 30, 2018
	($ in millions)
Supplies	$74.6	$66.4	$62.7
Raw materials	73.1	66.7	76.5
Work in process	140.6	139.6	137.1
Finished goods	469.8	488.5	500.4
	758.1	761.2	776.7
LIFO reserve	(59.2)	(49.8)	(60.4)
Inventories, net	$698.9	$711.4	$716.3

Inventories are valued at the lower of cost and net realizable value. For U.S. inventories, inventory costs are determined principally by the last-in, first-out (LIFO) method of inventory accounting while for international inventories, inventory costs are determined principally by the first-in, first-out (FIFO) method of inventory accounting. Cost for other inventories has been determined principally by the average-cost method (primarily operating supplies, spare parts and maintenance parts). Elements of costs in inventories included raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at June 30, 2019 reflect certain estimates relating to inventory quantities and costs at December 31, 2019. The replacement cost of our inventories would have been approximately $59.2 million, $49.8 million and $60.4 million higher than reported at June 30, 2019, December 31, 2018 and June 30, 2018, respectively.

NOTE 8. OTHER ASSETS

Included in other assets were the following:

	June 30, 2019	December 31, 2018	June 30, 2018
	($ in millions)
Supply contracts	$1,131.4	$1,099.5	$1,118.3
Investments in non-consolidated affiliates	—	8.8	7.9
Other	43.1	42.1	43.3
Other assets	$1,174.5	$1,150.4	$1,169.5

On January 1, 2019, we sold our 9.1% limited partnership interest in Bay Gas Storage Company, Ltd. (Bay Gas) for $20.0 million. The sale closed on February 7, 2019 which resulted in a gain of $11.2 million for the six months ended June 30, 2019 which was recorded to other income in the condensed statements of operations. For the three and six months ended June 30, 2018, we recorded a $21.5 million non-cash impairment charge related to an adjustment to the value of our interest in Bay Gas. Bay Gas owns, leases and operates underground gas storage and related pipeline facilities which are used to provide storage in the McIntosh, AL area and delivery of natural gas. The general partner, Sempra Energy (Sempra), announced in the second quarter of 2018 its plan to sell several assets including its 90.9% interest in Bay Gas.  In connection with this decision, Sempra recorded an impairment charge related to Bay Gas adjusting the related assets’ carrying values to an estimated fair value.  We recorded a reduction in our investment in the non-consolidated affiliate for the proportionate share of the non-cash impairment charge. Olin has no other non-consolidated affiliates.

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

On February 27, 2017, we exercised the remaining option to reserve additional ethylene at producer economics from Dow. In connection with the exercise of this option, we also secured a long-term customer arrangement. As a result, an additional payment will be made to Dow that is not to exceed $493 million, on or about the fourth quarter of 2020. During 2017, as a result of Dow’s Texas 9 ethylene cracker becoming operational, Olin recognized a long-term asset and other liability of $389.2 million, which represented the present value of the additional estimated payment. For the three months ended June 30, 2019, Olin increased the long-term asset and other liability by $50.7 million. The discounted amount of $52.7 million will be recorded as interest expense through the fourth quarter of 2020. For the three months ended June 30, 2019 and 2018, $4.2 million and $4.0 million, respectively, and for the six months ended June 30, 2019 and 2018, $8.2 million and $7.9 million, respectively, of interest expense was recorded for accretion on the 2020 payment discount.

Amortization expense of $9.4 million for both the three months ended June 30, 2019 and 2018 and $18.8 million for both the six months ended June 30, 2019 and 2018 was recognized within cost of goods sold related to these supply contracts and is reflected in depreciation and amortization on the condensed statements of cash flows. The long-term supply contracts are monitored for impairment each reporting period.

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill were as follows:

	Chlor Alkali Products and Vinyls	Epoxy	Total
	($ in millions)
Balance at January 1, 2018	$1,832.9	$287.1	$2,120.0
Foreign currency translation adjustment	(0.2)	(0.1)	(0.3)
Balance at June 30, 2018	$1,832.7	$287.0	$2,119.7
Balance at January 1, 2019	$1,832.6	$287.0	2,119.6
Foreign currency translation adjustment	—	—	—
Balance at June 30, 2019	$1,832.6	$287.0	$2,119.6

Intangible assets consisted of the following:

	June 30, 2019			December 31, 2018			June 30, 2018
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
	($ in millions)
Customers, customer contracts and relationships	$674.4	$(236.3)	$438.1	$675.2	$(211.9)	$463.3	$676.5	$(187.8)	$488.7
Trade name	7.0	(5.3)	1.7	7.0	(4.6)	2.4	7.1	(3.9)	3.2
Acquired technology	85.3	(45.7)	39.6	85.4	(39.6)	45.8	85.7	(33.6)	52.1
Other	1.8	(0.6)	1.2	0.7	(0.6)	0.1	2.3	(2.0)	0.3
Total intangible assets	$768.5	$(287.9)	$480.6	$768.3	$(256.7)	$511.6	$771.6	$(227.3)	$544.3

NOTE 10. EARNINGS PER SHARE

Basic and diluted net (loss) income per share are computed by dividing net (loss) income by the weighted-average number of common shares outstanding. Diluted net (loss) income per share reflects the dilutive effect of stock-based compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Computation of Income (Loss) per Share	(In millions, except per share data)
Net (loss) income	$(20.0)	$58.6	$21.7	$79.5
Basic shares	164.6	167.1	164.8	167.1
Basic net (loss) income per share	$(0.12)	$0.35	$0.13	$0.48
Diluted shares:
Basic shares	164.6	167.1	164.8	167.1
Stock-based compensation	—	1.7	0.9	2.0
Diluted shares	164.6	168.8	165.7	169.1
Diluted net (loss) income per share	$(0.12)	$0.35	$0.13	$0.47

The computation of dilutive shares from stock-based compensation does not include 8.0 million and 2.5 million shares for the three months ended June 30, 2019 and 2018, respectively, and 5.5 million and 2.5 million shares for the six months ended June 30, 2019 and 2018, respectively, as their effect would have been anti-dilutive.

NOTE 11. ENVIRONMENTAL

We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites. Environmental provisions charged to income, which are included in cost of goods sold, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($ in millions)
Provisions charged to income	$22.0	$4.4	$23.8	$6.7
Recoveries for costs incurred and expensed	(4.8)	—	(4.8)	—
Environmental expense	$17.2	$4.4	$19.0	$6.7

Provisions charged to income for the three and six months ended June 30, 2019 include a $20.0 million increase in costs at a former manufacturing site resulting from revised remediation estimates as a result of agency action.  Environmental expense for both the three and six months ended June 30, 2019 included $4.8 million of recoveries associated with resolving outstanding third party claims against the proceeds from the 2018 environmental insurance settlement.  The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $144.4 million, $125.6 million and $132.5 million at June 30, 2019, December 31, 2018 and June 30, 2018, respectively, of which $127.4 million, $108.6 million and $112.5 million, respectively, were classified as other noncurrent liabilities.

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

The amounts for leases included in our condensed balance sheet include:

		June 30, 2019
Lease assets:	Balance sheet location:	($ in millions)
Operating	Operating lease assets, net	$295.8
Finance	Property, plant and equipment, less accumulated depreciation(1)	5.6
Total lease assets		$301.4
Lease liabilities:
Current
Operating	Current operating lease liabilities	$71.4
Finance	Current installments of long-term debt	1.1
Long-term
Operating	Operating lease liabilities	229.3
Finance	Long-term debt	4.4
Total lease liabilities		$306.2

(1)	As of June 30, 2019, assets recorded under finance leases were $9.4 million and accumulated depreciation associated with finance leases was $3.8 million.

The components of lease expense are recorded to cost of goods sold and selling and administration expenses in the condensed statement of operations, excluding interest on finance lease liabilities which is recorded to interest expense. The components of lease expense were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease expense:	($ in millions)
Operating	$23.0	$45.2
Other operating lease expense(1)	4.6	11.5
Finance:
Depreciation of leased assets	0.3	0.6
Interest on lease liabilities	—	0.1
Total lease expense	$27.9	$57.4

(1)	Includes costs associated with short-term leases and variable lease expenses.

The maturities of lease liabilities were as follows:

	June 30, 2019
	Operating leases	Finance leases	Total
	($ in millions)
2019	$42.1	$0.7	$42.8
2020	71.3	2.1	73.4
2021	53.0	0.8	53.8
2022	38.0	0.8	38.8
2023	29.3	0.6	29.9
Thereafter	120.6	1.0	121.6
Total lease payments	354.3	6.0	360.3
Less: Imputed interest(1)	(53.6)	(0.5)	(54.1)
Present value of lease liabilities	$300.7	$5.5	$306.2

(1)	Calculated using the discount rate for each lease.

As previously disclosed in our 2018 Annual Report on Form 10-K and under ASC 840, the previous lease accounting standard, future minimum lease payments for non-cancelable operating leases were expected to be as follows:

December 31, 2018
($ in millions)
2019	$82.2
2020	61.4
2021	44.2
2022	31.8
2023	23.2
Thereafter	102.6
Total lease payments	$345.4

Other information related to leases was as follows:

Six Months Ended June 30, 2019
Supplemental cash flows information:	($ in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$44.9
Operating cash flows from finance leases	0.1
Financing cash flows from finance leases	0.6
Non-cash increase in lease assets and lease liabilities:
Operating leases	$48.5
Finance leases	1.9
Weighted-average remaining lease term:	June 30, 2019
Operating leases	9.3 years
Finance leases	3.6 years
Weighted-average discount rate:
Operating leases	3.29%
Finance leases	3.35%

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

Olin, K.A. Steel Chemicals (a wholly owned subsidiary of Olin) and other caustic soda producers were named as defendants in six purported class action civil lawsuits filed March 22, 25 and 26, 2019 and April 12, 2019 in the U.S. District Court for the Western District of New York on behalf of the respective named plaintiffs and a putative class comprised of all persons and entities who purchased caustic soda in the U.S. directly from one or more of the defendants, their parents, predecessors, subsidiaries or affiliates at any time between October 1, 2015 and the present.  Olin, K.A. Steel Chemicals and other caustic soda producers were also named as defendants in two purported class action civil lawsuits filed July 25 and 29, 2019 in the U.S. District Court for the Western District of New York on behalf of the respective named plaintiffs and a putative class comprised of all persons and entities who purchased caustic soda in the U.S. indirectly from distributors at any time between October 1, 2015 and the present.  The other defendants named in the lawsuits are Occidental Petroleum Corporation, Occidental Chemical Corporation d/b/a OxyChem, Westlake Chemical Corporation, Shin-Etsu Chemical Co., Ltd., Shintech Incorporated, Formosa Plastics Corporation, and Formosa Plastics Corporation, U.S.A. The lawsuits allege the defendants conspired to fix, raise, maintain and stabilize the price of caustic soda, restrict domestic (U.S.) supply of caustic soda and allocate caustic soda customers. Plaintiffs seek an unspecified amount of damages and injunctive relief. We believe we have meritorious legal positions and will continue to represent our interests vigorously in this matter. Any losses related to this matter are not currently estimable because of unresolved questions of fact and law which, if resolved unfavorably to Olin, could have a material adverse effect on our financial position, cash flows or results of operations.

We, and our subsidiaries, are defendants in various other legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities. As of June 30, 2019, December 31, 2018 and June 30, 2018, our condensed balance sheets included accrued liabilities for these legal actions of $14.0 million, $15.6 million and $14.0 million, respectively. These liabilities do not include costs associated with legal representation. Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations. In connection with the October 5, 2015 acquisition of Dow’s U.S. Chlor Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses, the prior owner of the businesses retained liabilities related to litigation to the extent arising prior to October 5, 2015.

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

NOTE 14. SHAREHOLDERS’ EQUITY

On April 26, 2018, our board of directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $500.0 million.  This program will terminate upon the purchase of $500.0 million of our common stock. For the six months ended June 30, 2019 and 2018, 1.2 million and 0.3 million shares, respectively, were repurchased and retired at a cost of $26.7 million and $9.1 million, respectively. As of June 30, 2019, we had repurchased a total of $76.8 million of our common stock, representing 3.3 million shares, and $423.2 million of common stock remained authorized to be repurchased.

We issued 0.1 million and 0.2 million shares representing stock options exercised for the six months ended June 30, 2019 and 2018, respectively, with a total value of $1.5 million and $2.2 million, respectively.

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

The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation Adjustment (net of taxes)	Unrealized Gains (Losses) on Derivative Contracts (net of taxes)	Pension and Other Postretirement Benefits (net of taxes)	Accumulated Other Comprehensive Loss
	($ in millions)
Balance at January 1, 2018	$7.6	$11.1	$(503.3)	$(484.6)
Unrealized gains (losses):
First quarter	12.4	2.1	—	14.5
Second quarter	(26.1)	(0.4)	—	(26.5)
Reclassification adjustments of (gains) losses into income:
First quarter	—	(2.3)	9.4	7.1
Second quarter	—	(2.7)	9.1	6.4
Tax benefit (provision):
First quarter	—	0.1	(4.0)	(3.9)
Second quarter	—	0.7	(1.0)	(0.3)
Net change	(13.7)	(2.5)	13.5	(2.7)
Income tax reclassification adjustment	15.3	2.4	(103.6)	(85.9)
Balance at June 30, 2018	$9.2	$11.0	$(593.4)	$(573.2)
Balance at January 1, 2019	$0.7	$1.8	$(653.5)	$(651.0)
Unrealized (losses) gains:
First quarter	(8.3)	(6.6)	—	(14.9)
Second quarter	3.3	(22.2)	—	(18.9)
Reclassification adjustments of losses into income:
First quarter	—	2.2	7.4	9.6
Second quarter	—	6.3	7.1	13.4
Tax benefit (provision):
First quarter	—	1.1	(1.7)	(0.6)
Second quarter	—	3.8	(1.8)	2.0
Net change	(5.0)	(15.4)	11.0	(9.4)
Balance at June 30, 2019	$(4.3)	$(13.6)	$(642.5)	$(660.4)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales:	($ in millions)
Chlor Alkali Products and Vinyls	$909.2	$1,018.7	$1,781.4	$1,954.8
Epoxy	518.8	543.8	1,042.8	1,147.1
Winchester	164.9	165.9	322.1	336.8
Total sales	$1,592.9	$1,728.4	$3,146.3	$3,438.7
Income (loss) before taxes:
Chlor Alkali Products and Vinyls	$70.7	$149.4	$191.1	$279.9
Epoxy	3.9	24.8	14.4	2.7
Winchester	10.1	11.8	19.2	23.8
Corporate/other:
Environmental expense	(17.2)	(4.4)	(19.0)	(6.7)
Other corporate and unallocated costs	(35.3)	(45.3)	(74.4)	(81.8)
Restructuring charges	(3.8)	(6.4)	(7.8)	(10.4)
Acquisition-related costs	—	(0.3)	—	(0.6)
Other operating income	0.1	—	0.2	8.1
Interest expense	(57.9)	(61.1)	(115.3)	(124.8)
Interest income	0.3	0.4	0.5	0.8
Non-operating pension income	4.2	5.4	8.1	10.8
Other income	—	—	11.2	—
Income (loss) before taxes	$(24.9)	$74.3	$28.2	$101.8

Environmental expense for both the three and six months ended June 30, 2019 included $4.8 million of an environmental insurance-related settlement gain.

For the six months ended June 30, 2019, other income included a gain of $11.2 million on the sale of our equity interest in a non-consolidated affiliate.

Losses of non-consolidated affiliates are included in the Chlor Alkali Products and Vinyls segment results consistent with management’s monitoring of the operating segments. The losses of non-consolidated affiliates were $21.1 million and $20.6 million for the three and six months ended June 30, 2018, respectively, which reflect a $21.5 million non-cash impairment charge recorded during the second quarter of 2018.

For the six months ended June 30, 2018, we recognized an insurance recovery of $8.0 million in other operating income for a second quarter 2017 business interruption at our Freeport, TX vinyl chloride monomer facility.

	Three Months Ended June 30, 2019
	Chlor Alkali Products and Vinyls	Epoxy	Winchester	Total
Sales:	($ in millions)
United States	$601.0	$175.4	$146.8	$923.2
Europe	39.1	222.6	2.3	264.0
Other foreign	269.1	120.8	15.8	405.7
Total sales	$909.2	$518.8	$164.9	$1,592.9

	Six Months Ended June 30, 2019
	Chlor Alkali Products and Vinyls	Epoxy	Winchester	Total
Sales:	($ in millions)
United States	$1,205.0	$339.5	$288.1	$1,832.6
Europe	77.7	458.0	5.1	540.8
Other foreign	498.7	245.3	28.9	772.9
Total sales	$1,781.4	$1,042.8	$322.1	$3,146.3

	Three Months Ended June 30, 2018
	Chlor Alkali Products and Vinyls	Epoxy	Winchester	Total
Sales:	($ in millions)
United States	$665.1	$200.4	$146.1	$1,011.6
Europe	50.3	195.2	4.2	249.7
Other foreign	303.3	148.2	15.6	467.1
Total sales	$1,018.7	$543.8	$165.9	$1,728.4

	Six Months Ended June 30, 2018
	Chlor Alkali Products and Vinyls	Epoxy	Winchester	Total
Sales:	($ in millions)
United States	$1,273.2	$380.8	$304.7	$1,958.7
Europe	96.1	473.7	5.2	575.0
Other foreign	585.5	292.6	26.9	905.0
Total sales	$1,954.8	$1,147.1	$336.8	$3,438.7

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales:	($ in millions)
Chlor Alkali Products and Vinyls
Caustic soda	$461.0	$564.8	$923.1	$1,101.7
Chlorine, chlorine-derivatives and other co-products	448.2	453.9	858.3	853.1
Total Chlor Alkali Products and Vinyls	909.2	1,018.7	1,781.4	1,954.8
Epoxy
Aromatics and allylics	234.8	237.8	478.6	546.2
Epoxy resins	284.0	306.0	564.2	600.9
Total Epoxy	518.8	543.8	1,042.8	1,147.1
Winchester
Commercial	103.6	105.9	210.0	217.1
Military and law enforcement	61.3	60.0	112.1	119.7
Total Winchester	164.9	165.9	322.1	336.8
Total sales	$1,592.9	$1,728.4	$3,146.3	$3,438.7

NOTE 16. STOCK-BASED COMPENSATION

Stock-based compensation granted includes stock options, performance stock awards, restricted stock awards and deferred directors’ compensation. Stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($ in millions)
Stock-based compensation	$(1.3)	$4.4	$4.3	$10.9
Mark-to-market adjustments	(0.9)	(1.4)	0.4	(4.6)
Total expense	$(2.2)	$3.0	$4.7	$6.3

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

Subsequent Event

On July 16, 2019, Olin issued $750.0 million aggregate principal amount of 5.625% senior notes due August 1, 2029 (2029 Notes), which were registered under the Securities Act of 1933, as amended. Interest on the 2029 Notes began accruing from July 16, 2019 and is payable semi-annually beginning on February 1, 2020. Proceeds from the 2029 Notes were used to redeem the remaining balance of the Term Loan Facility of $493.0 million and $150.0 million of the Receivables Financing Agreement. In connection with the repayment of the Receivables Financing Agreement, the existing agreement was extended to July 15, 2022 and downsized to $10.0 million with the option to expand to $300.0 million.

On July 16, 2019, Olin entered into a new five-year, $2,000.0 million senior credit facility (2019 Senior Credit Facility), which replaces the existing $1,975.0 million senior credit facility. The 2019 Senior Credit Facility includes a senior unsecured delayed-draw term loan facility in an aggregate principal amount of up to $1,200.0 million (Delayed Draw Term Loan Facility). The Delayed Draw Term Loan Facility will be available on a delayed basis in up to three draws to be made on or prior to November 29, 2020. The Delayed Draw Term Loan Facility includes principal amortization amounts payable beginning the quarter ending after the facility is borrowed upon at a rate of 5.0% per annum for the first two years, increasing to 7.5% per annum for the following year and to 10.0% per annum for the last two years. We expect the proceeds from the Delayed Draw Term Loan Facility will be used to redeem the 9.75% senior notes due 2023 and the 10.00% senior notes due 2025 on or about October 15, 2020. The 2019 Senior Credit Facility also includes a senior unsecured revolving credit facility with aggregate commitments in an amount equal to $800.0 million (2019 Senior Revolving Credit Facility), which was increased from $600.0 million. The 2019 Senior Revolving Credit Facility includes a $100.0 million letter of credit subfacility. The maturity date for the 2019 Senior Credit Facility is July 16, 2024 at which point all outstanding Delayed Draw Term Loan Facility and 2019 Senior Revolving Credit Facility balances will become due and payable.

Under the 2019 Senior Credit Facility, we may select various floating rate borrowing options. The actual interest rate paid on borrowings under the 2019 Senior Credit Facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the applicable facility for the prior fiscal quarter.  The 2019 Senior Credit Facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on operating cash flows.

NOTE 18. CONTRIBUTING EMPLOYEE OWNERSHIP PLAN

The Contributing Employee Ownership Plan (CEOP) is a defined contribution plan available to essentially all domestic employees.  We provide a contribution to an individual retirement contribution account maintained with the CEOP equal to an amount of between 5.0% and 7.5% of the employee’s eligible compensation.  The defined contribution plan expense for the three months ended June 30, 2019 and 2018 was $6.9 million and $6.7 million, respectively, and for the six months ended June 30, 2019 and 2018 was $16.3 million and $15.3 million, respectively.

Company matching contributions are invested in the same investment allocation as the employee’s contribution.  Our matching contributions for eligible employees for the three months ended June 30, 2019 and 2018 were $4.0 million and $3.7 million, respectively, and for the six months ended June 30, 2019 and 2018 were $7.9 million and $7.4 million, respectively.

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

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$2.7	$2.5	$0.3	$0.4
Interest cost	23.7	21.7	0.5	0.4
Expected return on plans’ assets	(35.5)	(36.6)	—	—
Recognized actuarial loss	6.6	8.5	0.5	0.6
Net periodic benefit (income) cost	$(2.5)	$(3.9)	$1.3	$1.4

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$5.8	$5.2	$0.6	$0.7
Interest cost	47.3	43.3	0.9	0.8
Expected return on plans’ assets	(70.8)	(73.4)	—	—
Recognized actuarial loss	13.4	17.3	1.1	1.2
Net periodic benefit (income) cost	$(4.3)	$(7.6)	$2.6	$2.7

We made cash contributions to our international qualified defined benefit pension plans of $0.7 million and $1.1 million for the six months ended June 30, 2019 and 2018, respectively.

NOTE 20. INCOME TAXES

The effective tax rate for the three months ended June 30, 2019 included a benefit associated with stock-based compensation, an expense associated with prior year tax positions and an expense from a change in tax contingencies. These factors resulted in a net $0.6 million tax expense. After giving consideration to these items, the effective tax rate for the three months ended June 30, 2019 of 22.1% was higher than the 21% U.S. federal statutory rate, primarily due to state and foreign income taxes, foreign income inclusions and a net increase in the valuation allowance related to losses in foreign jurisdictions, partially offset by favorable permanent salt depletion deductions.  The effective tax rate for the three months ended June 30, 2018 included a benefit associated with stock-based compensation, a benefit from a change in tax contingencies, an expense associated with the estimated reduction of the one-time 2017 Tax Act provisional tax benefit, an expense from a net increase in the valuation allowance related to foreign net operating losses and an expense from the remeasurement of deferred taxes due to an increase in our state effective tax rates. These factors resulted in a net $1.5 million tax benefit. After giving consideration to these items, the effective tax rate for the three months ended June 30, 2018 of 23.1% was higher than the 21% U.S. federal statutory rate, primarily due to state and foreign income taxes, partially offset by favorable permanent salt depletion deductions.

The effective tax rate for the six months ended June 30, 2019 included a benefit associated with stock-based compensation, a benefit associated with prior year tax positions, a benefit from a net decrease in the valuation allowance related to state deferred tax assets and an expense from a change in tax contingencies. These factors resulted in a net $0.3 million tax benefit. After giving consideration to these items, the effective tax rate for the six months ended June 30, 2019 of 24.1% was higher than the 21% U.S. federal statutory rate primarily due to state and foreign income taxes, foreign income inclusions and a net increase in the valuation allowance related to losses in foreign jurisdictions, partially offset by favorable permanent salt depletion deductions. The effective tax rate for the six months ended June 30, 2018 included a benefit associated with stock-based compensation, a benefit from a change in tax contingencies, a benefit related to a foreign dividend payment, an expense associated with the estimated reduction of the one-time 2017 Tax Act provisional tax benefit, an expense from a net increase in the valuation allowance related to foreign net operating losses and an expense from the remeasurement of deferred taxes due to an increase in our state effective tax rates. These factors resulted in a net $2.3 million tax benefit. After giving consideration to these items, the effective tax rate for the six months ended June 30, 2018 of 24.2% was higher than the 21% U.S. federal statutory rate primarily due to state and foreign income taxes, partially offset by favorable permanent salt depletion deductions.

As of June 30, 2019, we had $35.0 million of gross unrecognized tax benefits, which would have a net $34.1 million impact on the effective tax rate, if recognized. As of June 30, 2018, we had $33.2 million of gross unrecognized tax benefits, of which $32.4 million would have impacted the effective tax rate, if recognized. The amount of unrecognized tax benefits was as follows:

	June 30,
	2019	2018
	($ in millions)
Balance at beginning of year	$33.8	$36.3
Decreases for prior year tax positions	—	(4.1)
Increases for current year tax positions	1.2	1.0
Balance at end of period	$35.0	$33.2

As of June 30, 2019, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $14.6 million over the next twelve months. The anticipated reduction primarily relates to settlements with taxing authorities and the expiration of federal, state and foreign statutes of limitation.

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

We actively manage currency exposures that are associated with net monetary asset positions, currency purchases and sales commitments denominated in foreign currencies and foreign currency denominated assets and liabilities created in the normal course of business. We enter into forward sales and purchase contracts to manage currency risk to offset our net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of our operations. At June 30, 2019, we had outstanding forward contracts to buy foreign currency with a notional value of $130.8 million and to sell foreign currency with a notional value of $120.5 million. All of the currency derivatives expire within one year and are for U.S. dollar (USD) equivalents. The counterparties to the forward contracts are large financial institutions; however, the risk of loss to us in the event of nonperformance by a counterparty could be significant to our financial position or results of operations. At December 31, 2018, we had outstanding forward contracts to buy foreign currency with a notional value of $123.7 million and to sell foreign currency with a notional value of $82.6 million. At June 30, 2018, we had outstanding forward contracts to buy foreign currency with a notional value of $166.7 million and to sell foreign currency with a notional value of $114.3 million.

Cash Flow Hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the change in fair value of the derivative is recognized as a component of other comprehensive income (loss) until the hedged item is recognized in earnings.

We had the following notional amounts of outstanding commodity contracts that were entered into to hedge forecasted purchases:

	June 30, 2019	December 31, 2018	June 30, 2018
	($ in millions)
Natural gas	$67.1	$58.4	$79.6
Other commodities	119.0	58.1	59.5
Total notional	$186.1	$116.5	$139.1

As of June 30, 2019, the counterparties to these commodity contracts were Wells Fargo Bank, N.A. (Wells Fargo), Citibank, JPMorgan Chase Bank, National Association and The Bank of Nova Scotia, all of which are major financial institutions.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, ethane, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in our manufacturing process. At June 30, 2019, we had open derivative contract positions through 2027. If all open futures contracts had been settled on June 30, 2019, we would have recognized a pretax loss of $19.4 million.

If commodity prices were to remain at June 30, 2019 levels, approximately $13.8 million of deferred losses, net of tax, would be reclassified into earnings during the next twelve months. The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

We use interest rate swaps as a means of minimizing cash flow fluctuations that may arise from volatility in interest rates of our variable-rate borrowings. In April 2016, we entered into three tranches of forward starting interest rate swaps whereby we agreed to pay fixed rates to the counterparties who, in turn, pay us floating rates on $1,100.0 million, $900.0 million, and $400.0 million of our underlying floating-rate debt obligations. Each tranche’s term length is for twelve months beginning on December 31, 2016, December 31, 2017 and December 31, 2018, respectively. The counterparties to the agreements are SMBC Capital Markets, Inc., Wells Fargo, PNC Bank, National Association and Toronto-Dominion Bank. These counterparties are large financial institutions; however, the risk of loss to us in the event of nonperformance by a counterparty could be significant to our financial position or results of operations. We have designated the swaps as cash flow hedges of the risk of changes in interest payments associated with our variable-rate borrowings. Accordingly, the remaining swap agreement has been recorded at its fair market value of $1.7 million and is included in other current assets on the accompanying condensed balance sheet as of June 30, 2019, with the corresponding gain deferred as a component of other comprehensive loss. For the three months ended June 30, 2019 and 2018, $1.2 million and $2.1 million, respectively, and for the six months ended June 30, 2019 and 2018, $2.5 million and $3.4 million, respectively, of income was recorded to interest expense on the accompanying condensed statements of operations related to these swap agreements.

At June 30, 2019, we had open interest rate swaps designated as cash flow hedges with maximum terms through 2019. If all open interest rate swap contracts had been settled on June 30, 2019, we would have recognized a pretax gain of $1.7 million.

If interest rates were to remain at June 30, 2019 levels, $1.3 million of deferred gains, net of tax, would be reclassified into earnings during the next twelve months. The actual effect on earnings will be dependent on actual interest rates when the forecasted transactions occur.

Fair Value Hedges

We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps. As of June 30, 2019, December 31, 2018 and June 30, 2018, the total notional amounts of our interest rate swaps designated as fair value hedges were $500.0 million.

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

We have designated the April 2016 and October 2016 interest rate swap agreements as fair value hedges of the risk of changes in the value of fixed-rate debt due to changes in interest rates for a portion of our fixed-rate borrowings. Accordingly, the swap agreements have been recorded at their fair market value of $9.0 million and are included in other long-term liabilities on the accompanying condensed balance sheet as of June 30, 2019, with a corresponding decrease in the carrying amount of the related debt. For the three months ended June 30, 2019 and 2018, $1.0 million and $0.5 million, respectively, and for the six months ended June 30, 2019 and 2018, $1.7 million and $0.3 million, respectively, of expense was recorded to interest expense on the accompanying condensed statements of operations related to these swap agreements.

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

The following table summarizes the location and fair value of the derivative instruments on our condensed balance sheets. The table disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis before giving effect to master netting arrangements:

	June 30, 2019	December 31, 2018	June 30, 2018
	($ in millions)
Asset derivatives:
Other current assets
Derivatives designated as hedging instruments:
Interest rate contracts - gains	$1.7	$5.3	$8.4
Commodity contracts - gains	0.5	—	6.5
Commodity contracts - losses	(0.3)	—	(2.2)
Derivatives not designated as hedging instruments:
Foreign exchange contracts - gains	0.4	0.9	1.8
Foreign exchange contracts - losses	(0.3)	(0.5)	(0.6)
Total other current assets	2.0	5.7	13.9
Other assets
Derivatives designated as hedging instruments:
Interest rate contracts - gains	—	—	2.8
Commodity contracts - gains	0.9	0.9	—
Commodity contracts - losses	(0.4)	(0.2)	—
Total other assets	0.5	0.7	2.8
Total asset derivatives(1)	$2.5	$6.4	$16.7
Liability derivatives:
Accrued liabilities
Derivatives designated as hedging instruments:
Commodity contracts - losses	$18.8	$4.9	$0.1
Commodity contracts - gains	(0.5)	(1.9)	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts - losses	0.9	0.6	1.6
Foreign exchange contracts - gains	(0.2)	(0.1)	(1.1)
Total accrued liabilities	19.0	3.5	0.6
Other liabilities
Derivatives designated as hedging instruments:
Interest rate contracts - losses	9.0	33.7	44.1
Commodity contracts - losses	1.7	0.5	1.0
Commodity contracts - gains	—	(0.1)	(0.2)
Total other liabilities	10.7	34.1	44.9
Total liability derivatives(1)	$29.7	$37.6	$45.5

(1)	Does not include the impact of cash collateral received from or provided to counterparties.

The following table summarizes the effects of derivative instruments on our condensed statements of operations:

		Amount of (Loss) Gain
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of (Loss) Gain	2019	2018	2019	2018
Derivatives – Cash Flow Hedges		($ in millions)
Recognized in other comprehensive income:
Commodity contracts	———	$(21.5)	$(1.5)	$(27.7)	$(2.5)
Interest rate contracts	———	(0.7)	1.1	(1.1)	4.2
		$(22.2)	$(0.4)	$(28.8)	$1.7
Reclassified from accumulated other comprehensive loss into income:
Interest rate contracts	Interest expense	$1.2	$2.1	$2.5	$3.4
Commodity contracts	Cost of goods sold	(7.5)	0.6	(11.0)	1.6
		$(6.3)	$2.7	$(8.5)	$5.0
Derivatives – Fair Value Hedges
Interest rate contracts	Interest expense	$(1.0)	$(0.5)	$(1.7)	$(0.3)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Selling and administration	$(0.6)	$(1.1)	$(3.0)	$(0.6)

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

Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceeds a specific threshold. If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability. As of June 30, 2019, December 31, 2018 and June 30, 2018, this threshold was not exceeded. In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.

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

Determining which hierarchical level an asset or liability falls within requires significant judgment. We evaluate our hierarchy disclosures each quarter. The following table summarizes the assets and liabilities measured at fair value in the condensed balance sheets:

	Fair Value Measurements
Balance at June 30, 2019	Level 1	Level 2	Level 3	Total
Assets	($ in millions)
Interest rate swaps	$—	$1.7	$—	$1.7
Commodity contracts	—	0.7	—	0.7
Foreign exchange contracts	—	0.1	—	0.1
Total assets	$—	$2.5	$—	$2.5
Liabilities
Interest rate swaps	$—	$9.0	$—	$9.0
Commodity contracts	—	20.0	—	20.0
Foreign exchange contracts	—	0.7	—	0.7
Total liabilities	$—	$29.7	$—	$29.7
Balance at December 31, 2018
Assets
Interest rate swaps	$—	$5.3	$—	$5.3
Commodity contracts	—	0.7	—	0.7
Foreign exchange contracts	—	0.4	—	0.4
Total assets	$—	$6.4	$—	$6.4
Liabilities
Interest rate swaps	$—	$33.7	$—	$33.7
Commodity contracts	—	3.4	—	3.4
Foreign exchange contracts	—	0.5	—	0.5
Total liabilities	$—	$37.6	$—	$37.6
Balance at June 30, 2018
Assets
Interest rate swaps	$—	$11.2	$—	$11.2
Commodity contracts	—	4.3	—	4.3
Foreign exchange contracts	—	1.2	—	1.2
Total assets	$—	$16.7	$—	$16.7
Liabilities
Interest rate swaps	$—	$44.1	$—	$44.1
Commodity contracts	—	0.9	—	0.9
Foreign exchange contracts	—	0.5	—	0.5
Total liabilities	$—	$45.5	$—	$45.5

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

	Fair Value Measurements				Amount recorded on balance sheets
	Level 1	Level 2	Level 3	Total
	($ in millions)
Balance at June 30, 2019	$—	$3,262.6	$153.0	$3,415.6	$3,233.7
Balance at December 31, 2018	—	3,137.2	153.0	3,290.2	3,230.3
Balance at June 30, 2018	—	3,521.6	153.0	3,674.6	3,513.5

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by ASC 820. There were no assets measured at fair value on a nonrecurring basis as of June 30, 2019, December 31, 2018 and June 30, 2018.

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

The following condensed consolidating financial information presents the condensed consolidating balance sheets as of June 30, 2019, December 31, 2018 and June 30, 2018, the related condensed consolidating statements of operations and comprehensive income (loss) for each of the three and six months ended June 30, 2019 and 2018 and the related condensed consolidating statements of cash flows for the six months ended June 30, 2019 and 2018 of (a) the Parent Guarantor, (b) the Issuer, (c) the non-guarantor subsidiaries, (d) elimination entries necessary to consolidate the Parent Guarantor with the Issuer and the non-guarantor subsidiaries and (e) Olin on a consolidated basis. Investments in consolidated subsidiaries are presented under the equity method of accounting.

CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2019
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$3.7	$—	$123.2	$—	$126.9
Receivables, net	105.2	—	743.0	—	848.2
Intercompany receivables	—	—	2,804.3	(2,804.3)	—
Income taxes receivable	16.2	—	7.2	—	23.4
Inventories, net	179.8	—	519.1	—	698.9
Other current assets	225.9	—	0.8	(197.9)	28.8
Total current assets	530.8	—	4,197.6	(3,002.2)	1,726.2
Property, plant and equipment, net	687.3	—	2,723.2	—	3,410.5
Operating lease assets, net	48.5	—	247.3	—	295.8
Investment in subsidiaries	7,028.6	4,330.9	—	(11,359.5)	—
Deferred income taxes	3.9	—	29.0	(4.8)	28.1
Other assets	14.3	—	1,160.2	—	1,174.5
Long-term receivables—affiliates	—	1,141.7	—	(1,141.7)	—
Intangible assets, net	0.3	—	480.3	—	480.6
Goodwill	—	966.3	1,153.3	—	2,119.6
Total assets	$8,313.7	$6,438.9	$9,990.9	$(15,508.2)	$9,235.3
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$1.1	$—	$—	$—	$1.1
Accounts payable	15.9	—	658.6	(5.3)	669.2
Intercompany payables	2,804.3	—	—	(2,804.3)	—
Income taxes payable	—	—	9.5	—	9.5
Current operating lease liabilities	8.2	—	63.2	—	71.4
Accrued liabilities	176.9	—	317.1	(195.1)	298.9
Total current liabilities	3,006.4	—	1,048.4	(3,004.7)	1,050.1
Long-term debt	1,385.7	1,696.9	150.0	—	3,232.6
Operating lease liabilities	41.3	—	188.0	—	229.3
Accrued pension liability	414.6	—	239.0	—	653.6
Deferred income taxes	—	4.9	506.3	(4.8)	506.4
Long-term payables—affiliates	419.6	—	722.1	(1,141.7)	—
Other liabilities	275.3	5.5	511.7	—	792.5
Total liabilities	5,542.9	1,707.3	3,365.5	(4,151.2)	6,464.5
Commitments and contingencies
Shareholders’ equity:
Common stock	164.3	—	14.6	(14.6)	164.3
Additional paid-in capital	2,229.2	4,125.7	4,808.2	(8,933.9)	2,229.2
Accumulated other comprehensive loss	(660.4)	—	(10.0)	10.0	(660.4)
Retained earnings	1,037.7	605.9	1,812.6	(2,418.5)	1,037.7
Total shareholders’ equity	2,770.8	4,731.6	6,625.4	(11,357.0)	2,770.8
Total liabilities and shareholders’ equity	$8,313.7	$6,438.9	$9,990.9	$(15,508.2)	$9,235.3

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

CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2018
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$74.3	$—	$69.9	$—	$144.2
Receivables, net	109.6	—	727.6	—	837.2
Intercompany receivables	—	—	2,305.8	(2,305.8)	—
Income taxes receivable	11.8	—	6.3	(0.3)	17.8
Inventories, net	170.4	—	545.9	—	716.3
Other current assets	216.2	—	6.7	(175.2)	47.7
Total current assets	582.3	—	3,662.2	(2,481.3)	1,763.2
Property, plant and equipment, net	577.8	—	2,923.6	—	3,501.4
Investment in subsidiaries	6,737.5	4,107.6	—	(10,845.1)	—
Deferred income taxes	28.3	1.0	40.5	(30.1)	39.7
Other assets	24.7	—	1,144.8	—	1,169.5
Long-term receivables—affiliates	—	1,467.9	—	(1,467.9)	—
Intangible assets, net	0.3	—	544.0	—	544.3
Goodwill	—	966.3	1,153.4	—	2,119.7
Total assets	$7,950.9	$6,542.8	$9,468.5	$(14,824.4)	$9,137.8
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$0.9	$—	$—	$—	$0.9
Accounts payable	75.7	—	609.0	(3.3)	681.4
Intercompany payables	2,305.8	—	—	(2,305.8)	—
Income taxes payable	—	—	15.8	(0.3)	15.5
Accrued liabilities	116.6	—	340.8	(173.0)	284.4
Total current liabilities	2,499.0	—	965.6	(2,482.4)	982.2
Long-term debt	1,350.4	1,912.2	250.0	—	3,512.6
Accrued pension liability	376.2	—	226.5	—	602.7
Deferred income taxes	—	4.1	538.7	(30.1)	512.7
Long-term payables—affiliates	640.0	—	827.9	(1,467.9)	—
Other liabilities	322.2	5.6	436.7	—	764.5
Total liabilities	5,187.8	1,921.9	3,245.4	(3,980.4)	6,374.7
Commitments and contingencies
Shareholders’ equity:
Common stock	167.0	—	14.6	(14.6)	167.0
Additional paid-in capital	2,280.5	4,125.7	4,808.2	(8,933.9)	2,280.5
Accumulated other comprehensive loss	(573.2)	—	(1.1)	1.1	(573.2)
Retained earnings	888.8	495.2	1,401.4	(1,896.6)	888.8
Total shareholders’ equity	2,763.1	4,620.9	6,223.1	(10,844.0)	2,763.1
Total liabilities and shareholders’ equity	$7,950.9	$6,542.8	$9,468.5	$(14,824.4)	$9,137.8

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2019
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Sales	$324.0	$—	$1,397.3	$(128.4)	$1,592.9
Operating expenses:
Cost of goods sold	309.8	—	1,282.3	(128.4)	1,463.7
Selling and administration	47.8	—	49.2	—	97.0
Restructuring charges	—	—	3.8	—	3.8
Other operating (expense) income	(2.3)	—	2.4	—	0.1
Operating (loss) income	(35.9)	—	64.4	—	28.5
Equity income (loss) in subsidiaries	10.9	(8.6)	—	(2.3)	—
Interest expense	18.3	35.7	6.5	(2.6)	57.9
Interest income	2.0	—	0.9	(2.6)	0.3
Non-operating pension income (expense)	5.7	—	(1.5)	—	4.2
Income (loss) before taxes	(35.6)	(44.3)	57.3	(2.3)	(24.9)
Income tax (benefit) provision	(15.6)	(8.7)	19.4	—	(4.9)
Net (loss) income	$(20.0)	$(35.6)	$37.9	$(2.3)	$(20.0)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2019
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Sales	$656.8	$—	$2,725.0	$(235.5)	$3,146.3
Operating expenses:
Cost of goods sold	613.9	—	2,432.6	(235.5)	2,811.0
Selling and administration	99.6	—	104.4	—	204.0
Restructuring charges	1.4	—	6.4	—	7.8
Other operating (expense) income	(4.4)	—	4.6	—	0.2
Operating (loss) income	(62.5)	—	186.2	—	123.7
Equity income in subsidiaries	73.5	44.0	—	(117.5)	—
Interest expense	35.7	71.8	11.7	(3.9)	115.3
Interest income	2.6	—	1.8	(3.9)	0.5
Non-operating pension income (expense)	11.1	—	(3.0)	—	8.1
Other income	11.2	—	—	—	11.2
Income (loss) before taxes	0.2	(27.8)	173.3	(117.5)	28.2
Income tax (benefit) provision	(21.5)	(17.4)	45.4	—	6.5
Net income (loss)	$21.7	$(10.4)	$127.9	$(117.5)	$21.7

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

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended June 30, 2019
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Net (loss) income	$(20.0)	$(35.6)	$37.9	$(2.3)	$(20.0)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net	—	—	3.3	—	3.3
Unrealized losses on derivative contracts, net	(12.1)	—	—	—	(12.1)
Amortization of prior service costs and actuarial losses, net	4.8	—	0.5	—	5.3
Total other comprehensive (loss) income, net of tax	(7.3)	—	3.8	—	(3.5)
Comprehensive (loss) income	$(27.3)	$(35.6)	$41.7	$(2.3)	$(23.5)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Six Months Ended June 30, 2019
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Net income (loss)	$21.7	$(10.4)	$127.9	$(117.5)	$21.7
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net	—	—	(5.0)	—	(5.0)
Unrealized losses on derivative contracts, net	(15.4)	—	—	—	(15.4)
Amortization of prior service costs and actuarial losses, net	9.9	—	1.1	—	11.0
Total other comprehensive loss, net of tax	(5.5)	—	(3.9)	—	(9.4)
Comprehensive income (loss)	$16.2	$(10.4)	$124.0	$(117.5)	$12.3

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

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2019
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Net operating activities	$120.1	$—	$116.0	$—	$236.1
Investing Activities
Capital expenditures	(86.9)	—	(104.4)	—	(191.3)
Proceeds from disposition of non-consolidated affiliate	20.0	—	—	—	20.0
Net investing activities	(66.9)	—	(104.4)	—	(171.3)
Financing Activities
Long-term debt:
Borrowings	—	—	25.0	—	25.0
Repayments	(0.6)	(50.0)	—	—	(50.6)
Common stock repurchased and retired	(26.7)	—	—	—	(26.7)
Stock options exercised	1.5	—	—	—	1.5
Dividends paid	(65.7)	—	—	—	(65.7)
Intercompany financing activities	(50.0)	50.0	—	—	—
Net financing activities	(141.5)	—	25.0	—	(116.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.2)	—	(0.2)
Net (decrease) increase in cash and cash equivalents	(88.3)	—	36.4	—	(51.9)
Cash and cash equivalents, beginning of period	92.0	—	86.8	—	178.8
Cash and cash equivalents, end of period	$3.7	$—	$123.2	$—	$126.9

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

Executive Summary

2019 Overview

Net (loss) income was $(20.0) million and $21.7 million for the three and six months ended June 30, 2019, respectively, compared to net income of $58.6 million and $79.5 million, respectively, for the comparable prior year periods. The decrease in income from the prior year was due to lower Chlor Alkali Products and Vinyls and Winchester segment results, increased environmental expenses as a result of agency action and increased costs associated with the Information Technology Project (as defined below). Epoxy segment results were lower for the three months ended June 30, 2019 compared to 2018, but improved for the six months ended June 30, 2019 compared to prior year. Net income for the six months ended June 30, 2019 also included a pretax gain of $11.2 million on the sale of our equity interest in a non-consolidated affiliate. In 2017, we began a multi-year implementation of new enterprise resource planning, manufacturing and engineering systems, and related infrastructure (collectively, the Information Technology Project).

Chlor Alkali Products and Vinyls generated segment income of $70.7 million and $191.1 million for the three and six months ended June 30, 2019, respectively. Chlor Alkali Products and Vinyls segment income was lower than in the comparable prior year periods primarily due to lower caustic soda pricing partially offset by higher ethylene dichloride (EDC) and chlorine pricing and lower maintenance turnaround costs. Chlor Alkali Products and Vinyls segment income included depreciation and amortization expense of $118.8 million and $119.4 million for the three months ended June 30, 2019 and 2018, respectively, and $238.6 million and $233.1 million for the six months ended June 30, 2019 and 2018, respectively.

During 2018, North America caustic soda price contract indices increased $40 per ton while the caustic soda export price indices decreased approximately $270 per metric ton. However, during the second half of 2018 both domestic and export price indices experienced declines. In the first and second quarters of 2019, North America caustic soda price contract indices decreased an additional $55 per ton and caustic soda export price indices decreased an additional $30 per metric ton. During the second quarter, domestic and export pricing showed signs of stabilizing as the North America caustic soda price spot indices increased 5% from May to June and caustic soda export price indices increased 13% from the first quarter lows. During May 2019, a caustic soda price increase of $60 per ton was announced. This price increase is in the process of being implemented and while the extent to which this price increase is achieved is uncertain, the majority of the benefits, if realized, would impact third and fourth quarter 2019 results.

Epoxy reported segment income of $3.9 million and $14.4 million for the three and six months ended June 30, 2019, respectively. Epoxy segment income was primarily impacted by lower product prices, partially offset by lower raw material costs, primarily benzene and propylene, compared to the prior year. For the six months ended June 30, 2019, Epoxy segment results were also positively impacted by lower maintenance costs and unabsorbed fixed manufacturing costs associated with maintenance turnarounds. Epoxy segment income included depreciation and amortization expense of $25.8 million and $25.1 million for the three months ended June 30, 2019 and 2018, respectively, and $52.3 million and $51.8 million for the six months ended June 30, 2019 and 2018, respectively.

Winchester reported segment income of $10.1 million and $19.2 million for the three and six months ended June 30, 2019, respectively. Winchester segment income declined from the comparable prior year periods primarily due to lower sales volumes, a less favorable product mix and lower product prices. These decreases were partially offset by lower costs, primarily commodity and other material costs. Winchester segment income included depreciation and amortization expense of $5.1 million and $4.9 million for the three months ended June 30, 2019 and 2018, respectively, and $10.0 million for both the six months ended June 30, 2019 and 2018.

On January 1, 2019, we sold our 9.1% limited partnership interest in Bay Gas for $20.0 million. The sale closed on February 7, 2019 which resulted in a pretax gain of $11.2 million for the three and six months ended June 30, 2019. For the year ended December 31, 2018, Chlor Alkali Products and Vinyls recorded a $21.5 million non-cash impairment charge related to an adjustment to the value of our interest in Bay Gas.

Subsequent Event

On July 16, 2019, Olin issued $750.0 million aggregate principal amount of 5.625% senior notes due August 1, 2029 (2029 Notes), which were registered under the Securities Act of 1933, as amended. Proceeds from the 2029 Notes were used to redeem the remaining balance of the $1,375.0 million Term Loan Facility of $493.0 million and $150.0 million of the Receivables Financing Agreement.

On July 16, 2019, Olin also entered into a new five-year, $2,000.0 million senior credit facility (2019 Senior Credit Facility), which replaces the existing $1,975.0 million senior credit facility. The 2019 Senior Credit Facility will mature in July 2024. The 2019 Senior Credit Facility includes a senior unsecured delayed-draw term loan facility in an aggregate principal amount of up to $1,200.0 million (Delayed Draw Term Loan Facility) and an $800.0 million senior unsecured revolving credit facility. The Delayed Draw Term Loan Facility will be available on a delayed basis in up to three draws to be made on or prior to November 29, 2020. We expect the proceeds from the Delayed Draw Term Loan Facility will be used to redeem the 9.75% senior notes due 2023 and the 10.00% senior notes due 2025 on or about October 15, 2020.

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($ in millions, except per share data)
Sales	$1,592.9	$1,728.4	$3,146.3	$3,438.7
Cost of goods sold	1,463.7	1,460.7	2,811.0	2,989.4
Gross margin	129.2	267.7	335.3	449.3
Selling and administration	97.0	110.3	204.0	210.8
Restructuring charges	3.8	6.4	7.8	10.4
Acquisition-related costs	—	0.3	—	0.6
Other operating income	0.1	—	0.2	8.1
Operating income	28.5	150.7	123.7	235.6
Losses of non-consolidated affiliates	—	(21.1)	—	(20.6)
Interest expense	57.9	61.1	115.3	124.8
Interest income	0.3	0.4	0.5	0.8
Non-operating pension income	4.2	5.4	8.1	10.8
Other income	—	—	11.2	—
Income (loss) before taxes	(24.9)	74.3	28.2	101.8
Income tax (benefit) provision	(4.9)	15.7	6.5	22.3
Net (loss) income	$(20.0)	$58.6	$21.7	$79.5
Net (loss) income per common share:
Basic	$(0.12)	$0.35	$0.13	$0.48
Diluted	$(0.12)	$0.35	$0.13	$0.47

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Sales for the three months ended June 30, 2019 were $1,592.9 million compared to $1,728.4 million in the same period last year, a decrease of $135.5 million, or 8%. Chlor Alkali Products and Vinyls sales decreased by $109.5 million primarily due to lower caustic soda pricing, partially offset by higher EDC pricing. Epoxy sales decreased by $25.0 million primarily due to lower product prices and an unfavorable effect of foreign currency translation, partially offset by higher volumes. Winchester sales decreased by $1.0 million.

Gross margin decreased $138.5 million for the three months ended June 30, 2019 compared to the prior year. Chlor Alkali Products and Vinyls gross margin decreased by $101.0 million, primarily due to lower caustic soda pricing, partially offset by higher EDC pricing and lower maintenance turnaround costs. Epoxy gross margin decreased $23.8 million, primarily due to lower product prices, partially offset by lower raw material costs, primarily benzene and propylene. Winchester gross margin decreased $2.3 million primarily due to lower sales, partially offset by lower costs. Gross margin was also impacted by higher environmental costs of $12.8 million, which included $4.8 million of an environmental insurance-related settlement gain. Gross margin as a percentage of sales decreased to 8% in 2019 from 15% in 2018.

Selling and administration expenses for the three months ended June 30, 2019 were $97.0 million, a decrease of $13.3 million from the prior year. The decrease was primarily due to lower legal and legal-related settlement expenses of $5.6 million, lower stock-based compensation expense of $5.2 million, which includes mark-to-market adjustments, lower consulting and contract services of $5.2 million, lower incentive compensation expense of $3.3 million and a favorable foreign currency impact of $2.7 million. The three months ended June 30, 2019 also included higher costs associated with the Information Technology Project of $10.0 million. Selling and administration expenses as a percentage of sales were 6% for both 2019 and 2018.

Restructuring charges for the three months ended June 30, 2019 and 2018 of $3.8 million and $6.4 million, respectively, were primarily associated with the March 2016 closure of 433,000 tons of chlor alkali capacity across three separate locations.

Acquisition-related costs of $0.3 million for the three months ended June 30, 2018 were related to the integration of the Acquired Business.

Non-operating pension income includes all components of pension and other postretirement income (costs) other than service costs.

Losses of non-consolidated affiliates for the three months ended June 30, 2018 reflect a $21.5 million non-cash impairment charge.

Interest expense decreased by $3.2 million for the three months ended June 30, 2019, primarily due to a lower level of debt outstanding partially offset by higher interest rates. Interest expense for the three months ended June 30, 2019 and 2018 included $4.2 million and $4.0 million, respectively, of accretion expense related to the 2020 ethylene payment discount.

The effective tax rate for the three months ended June 30, 2019 included a benefit associated with stock-based compensation, an expense associated with prior year tax positions and an expense from a change in tax contingencies. These factors resulted in a net $0.6 million tax expense. After giving consideration to these items, the effective tax rate for the three months ended June 30, 2019 of 22.1% was higher than the 21% U.S. federal statutory rate, primarily due to state and foreign income taxes, foreign income inclusions and a net increase in the valuation allowance related to losses in foreign jurisdictions, partially offset by favorable permanent salt depletion deductions.  The effective tax rate for the three months ended June 30, 2018 included a benefit associated with stock-based compensation, a benefit from a change in tax contingencies, an expense associated with the estimated reduction of the one-time 2017 Tax Act provisional tax benefit, an expense from a net increase in the valuation allowance related to foreign net operating losses and an expense from the remeasurement of deferred taxes due to an increase in our state effective tax rates. These factors resulted in a net $1.5 million tax benefit. After giving consideration to these items, the effective tax rate for the three months ended June 30, 2018 of 23.1% was higher than the 21% U.S. federal statutory rate, primarily due to state and foreign income taxes, partially offset by favorable permanent salt depletion deductions.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Sales for the six months ended June 30, 2019 were $3,146.3 million compared to $3,438.7 million in the same period last year, a decrease of $292.4 million, or 9%. Chlor Alkali Products and Vinyls sales decreased by $173.4 million, primarily due to lower caustic soda pricing, partially offset by higher EDC, chlorine and other chlorine-derivatives pricing. Epoxy sales decreased by $104.3 million primarily due to lower product prices and an unfavorable effect of foreign currency translation, partially offset by higher volumes. Winchester sales decreased by $14.7 million primarily due to lower ammunition sales to military customers, law enforcement agencies and commercial customers.

Gross margin decreased $114.0 million for the six months ended June 30, 2019 compared to the prior year. Chlor Alkali Products and Vinyls gross margin decreased by $107.3 million, primarily due to lower caustic soda pricing, partially offset by higher EDC, chlorine and other chlorine-derivatives pricing and lower maintenance turnaround costs. Winchester gross margin decreased $5.3 million primarily due to lower sales, partially offset by lower costs. Gross margin was also impacted by higher environmental costs of $12.3 million, which included $4.8 million of an environmental insurance-related settlement gain. Epoxy gross margin increased $9.9 million primarily due to lower maintenance costs and unabsorbed fixed manufacturing costs associated with maintenance turnarounds and lower raw material costs, primarily benzene and propylene, partially offset by lower product prices. Gross margin as a percentage of sales decreased to 11% in 2019 from 13% in 2018.

Selling and administration expenses for the six months ended June 30, 2019 were $204.0 million, a decrease of $6.8 million from the prior year. The decrease was primarily due to lower legal and legal-related settlement expenses of $11.8 million, lower consulting and contract services of $5.9 million, a favorable foreign currency impact of $4.3 million, lower incentive compensation expense of $2.7 million and lower stock-based compensation expense of $1.6 million, which includes mark-to-market adjustments. The six months ended June 30, 2019 also included higher costs associated with the Information Technology Project of $17.6 million. Selling and administration expenses as a percentage of sales were 6% for both 2019 and 2018.

Restructuring charges for the six months ended June 30, 2019 and 2018 of $7.8 million and $10.4 million, respectively, were primarily associated with the March 2016 closure of 433,000 tons of chlor alkali capacity across three separate locations.

Acquisition-related costs of $0.6 million for the six months ended June 30, 2018 were related to the integration of the Acquired Business.

Other operating income for the six months ended June 30, 2018 included an $8.0 million insurance recovery for a second quarter 2017 business interruption at our Freeport, TX vinyl chloride monomer facility.

Losses of non-consolidated affiliates for the six months ended June 30, 2018 reflect a $21.5 million non-cash impairment charge.

Interest expense decreased by $9.5 million for the six months ended June 30, 2019, primarily due to a lower level of debt outstanding partially offset by higher interest rates. Interest expense for the six months ended June 30, 2019 and 2018 included $8.2 million and $7.9 million, respectively, of accretion expense related to the 2020 ethylene payment discount. Interest expense for the six months ended June 30, 2019 and 2018 was reduced by capitalized interest of $5.8 million and $2.6 million, respectively. Interest expense for the six months ended June 30, 2018 also included $2.6 million for the write-off of unamortized deferred debt issuance costs associated with the prepayment of debt.

Non-operating pension income includes all components of pension and other postretirement income (costs) other than service costs.

Other income for the six months ended June 30, 2019 included a gain of $11.2 million on the sale of our equity interest in a non-consolidated affiliate.

The effective tax rate for the six months ended June 30, 2019 included a benefit associated with stock-based compensation, a benefit associated with prior year tax positions, a benefit from a net decrease in the valuation allowance related to state deferred tax assets and an expense from a change in tax contingencies. These factors resulted in a net $0.3 million tax benefit. After giving consideration to these items, the effective tax rate for the six months ended June 30, 2019 of 24.1% was higher than the 21% U.S. federal statutory rate primarily due to state and foreign income taxes, foreign income inclusions and a net increase in the valuation allowance related to losses in foreign jurisdictions, partially offset by favorable permanent salt depletion deductions. The effective tax rate for the six months ended June 30, 2018 included a benefit associated with stock-based compensation, a benefit from a change in tax contingencies, a benefit related to a foreign dividend payment, an expense associated with the estimated reduction of the one-time 2017 Tax Act provisional tax benefit, an expense from a net increase in the valuation allowance related to foreign net operating losses and an expense from the remeasurement of deferred taxes due to an increase in our state effective tax rates. These factors resulted in a net $2.3 million tax benefit. After giving consideration to these items, the effective tax rate for the six months ended June 30, 2018 of 24.2% was higher than the 21% U.S. federal statutory rate primarily due to state and foreign income taxes, partially offset by favorable permanent salt depletion deductions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales:	($ in millions)
Chlor Alkali Products and Vinyls	$909.2	$1,018.7	$1,781.4	$1,954.8
Epoxy	518.8	543.8	1,042.8	1,147.1
Winchester	164.9	165.9	322.1	336.8
Total sales	$1,592.9	$1,728.4	$3,146.3	$3,438.7
Income (loss) before taxes:
Chlor Alkali Products and Vinyls(1)	$70.7	$149.4	$191.1	$279.9
Epoxy	3.9	24.8	14.4	2.7
Winchester	10.1	11.8	19.2	23.8
Corporate/other:
Environmental expense(2)	(17.2)	(4.4)	(19.0)	(6.7)
Other corporate and unallocated costs(3)	(35.3)	(45.3)	(74.4)	(81.8)
Restructuring charges	(3.8)	(6.4)	(7.8)	(10.4)
Acquisition-related costs	—	(0.3)	—	(0.6)
Other operating income(4)	0.1	—	0.2	8.1
Interest expense	(57.9)	(61.1)	(115.3)	(124.8)
Interest income	0.3	0.4	0.5	0.8
Non-operating pension income	4.2	5.4	8.1	10.8
Other income(5)	—	—	11.2	—
Income (loss) before taxes	$(24.9)	$74.3	$28.2	$101.8

(1)
Losses of non-consolidated affiliates are included in the Chlor Alkali Products and Vinyls segment results consistent with management’s monitoring of the operating segments. The losses of non-consolidated affiliates were $21.1 million and $20.6 million for the three and six months ended June 30, 2018, respectively, which reflect a $21.5 million non-cash impairment charge recorded during the second quarter of 2018.

(2)	Environmental expense for both the three and six months ended June 30, 2019 included $4.8 million of an environmental insurance-related settlement gain.

(3)
Other corporate and unallocated costs included costs associated with the implementation of the Information Technology Project for the three months ended June 30, 2019 and 2018 of $21.5 million and $11.5 million, respectively, and for the six months ended June 30, 2019 and 2018 of $35.6 million and $18.0 million, respectively.

(4)
Other operating income for the six months ended June 30, 2018 included an $8.0 million insurance recovery for a second quarter 2017 business interruption at our Freeport, TX vinyl chloride monomer facility.

(5)	Other income for the six months ended June 30, 2019 included a gain of $11.2 million on the sale of our equity interest in a non-consolidated affiliate.

Chlor Alkali Products and Vinyls

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Chlor Alkali Products and Vinyls sales for the three months ended June 30, 2019 were $909.2 million compared to $1,018.7 million for the same period in 2018, a decrease of $109.5 million, or 11%. The sales decrease was primarily due to lower caustic soda pricing and lower volumes, partially offset by higher EDC pricing.

Chlor Alkali Products and Vinyls segment income was $70.7 million for the three months ended June 30, 2019 compared to $149.4 million for the same period in 2018, a decrease of $78.7 million, or 53%. The decrease in Chlor Alkali Products and Vinyls segment income was primarily due to lower product prices ($88.5 million), primarily caustic soda, lower volumes ($13.4 million) and higher costs ($10.9 million), including freight, raw materials and operating costs. Partially offsetting these decreases were lower maintenance turnaround costs ($12.6 million). Chlor Alkali Products and Vinyls 2018 segment income was also negatively impacted by a non-cash impairment charge associated with our investment in a non-consolidated affiliate ($21.5 million).  Chlor Alkali Products and Vinyls segment income included depreciation and amortization expense of $118.8 million and $119.4 million for the three months ended June 30, 2019 and 2018, respectively.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Chlor Alkali Products and Vinyls sales for the six months ended June 30, 2019 were $1,781.4 million compared to $1,954.8 million for the same period in 2018, a decrease of $173.4 million, or 9%. The sales decrease was primarily due to lower caustic soda pricing and lower volumes, partially offset by higher EDC, chlorine and other chlorine-derivatives pricing.

Chlor Alkali Products and Vinyls segment income was $191.1 million for the six months ended June 30, 2019 compared to $279.9 million for the same period in 2018, a decrease of $88.8 million, or 32%. The decrease in Chlor Alkali Products and Vinyls segment income was primarily due to lower product prices ($147.8 million), primarily caustic soda, and increased operating costs ($13.2 million), including depreciation and amortization expense. Partially offsetting these decreases were lower maintenance turnaround costs ($26.0 million), lower raw material and freight costs ($22.9 million), and lower volumes more than offset by a favorable product mix ($1.8 million). Chlor Alkali Products and Vinyls 2018 segment income was also negatively impacted by a non-cash impairment charge associated with our investment in a non-consolidated affiliate ($21.5 million).  Chlor Alkali Products and Vinyls segment income included depreciation and amortization expense of $238.6 million and $233.1 million for the six months ended June 30, 2019 and 2018, respectively.

Epoxy

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Epoxy sales for the three months ended June 30, 2019 were $518.8 million compared to $543.8 million for the same period in 2018, a decrease of $25.0 million, or 5%. The sales decrease was primarily due to lower product prices ($71.8 million) and an unfavorable effect of foreign currency translation ($20.6 million), partially offset by increased volumes ($67.4 million).

Epoxy segment income was $3.9 million for the three months ended June 30, 2019 compared to $24.8 million for the same period in 2018, a decrease of $20.9 million, or 84%. The decrease in segment income was primarily due to lower product prices ($71.8 million), partially offset by lower raw material costs ($49.8 million), primarily benzene and propylene, and lower operating costs ($1.1 million). Epoxy segment income was impacted by an unfavorable product mix which offset the increase in sales volumes. The impact of foreign currency translation on Epoxy segment income was not material as a significant percentage of our Euro denominated sales are of products manufactured within Europe.  As a result, the impact of foreign currency translation on revenue is primarily offset by the impact of foreign currency translation on raw materials and manufacturing costs also denominated in Euros.  Epoxy segment income included depreciation and amortization expense of $25.8 million and $25.1 million for the three months ended June 30, 2019 and 2018, respectively.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Epoxy sales for the six months ended June 30, 2019 were $1,042.8 million compared to $1,147.1 million for the same period in 2018, a decrease of $104.3 million, or 9%. The sales decrease was primarily due to lower product prices ($109.5 million), an unfavorable effect of foreign currency translation ($41.6 million), partially offset by increased volumes ($46.8 million).

Epoxy segment income was $14.4 million for the six months ended June 30, 2019 compared to $2.7 million for the same period in 2018, an increase of $11.7 million. The increase in segment income was primarily due to lower maintenance costs and unabsorbed fixed manufacturing costs associated with maintenance turnarounds ($41.1 million) and lower raw material costs ($91.1 million), primarily benzene and propylene, partially offset by lower product prices ($109.5 million), an unfavorable product mix partially offset by increased volumes ($6.6 million), higher operating costs ($4.3 million) and an unfavorable effect of foreign currency translation ($0.1 million), primarily Euro’s. A significant percentage of our Euro denominated sales are of products manufactured within Europe.  As a result, the impact of foreign currency translation on revenue is primarily offset by the impact of foreign currency translation on raw materials and manufacturing costs also denominated in Euros.  Epoxy segment income included depreciation and amortization expense of $52.3 million and $51.8 million for the six months ended June 30, 2019 and 2018, respectively.

Winchester

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Winchester sales were $164.9 million for the three months ended June 30, 2019 compared to $165.9 million for the same period in 2018, a decrease of $1.0 million, or 1%. The sales decrease was primarily due to lower ammunition sales to commercial customers ($2.3 million) partially offset by increased sales to military customers and law enforcement agencies ($1.3 million).

Winchester segment income was $10.1 million for the six months ended June 30, 2019 compared to $11.8 million for the same period in 2018, a decrease of $1.7 million, or 14%. The decrease in segment income was due to lower sales volumes and a less favorable product mix ($3.9 million) and lower product prices ($2.4 million). These decreases were partially offset by lower costs, primarily commodity and other material costs ($4.6 million). Winchester segment income included depreciation and amortization expense of $5.1 million and $4.9 million for the three months ended June 30, 2019 and 2018, respectively.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Winchester sales were $322.1 million for the six months ended June 30, 2019 compared to $336.8 million for the same period in 2018, a decrease of $14.7 million, or 4%. The sales decrease was primarily due to lower ammunition sales to military customers and law enforcement agencies ($7.6 million) and commercial customers ($7.1 million).

Winchester segment income was $19.2 million for the six months ended June 30, 2019 compared to $23.8 million for the same period in 2018, a decrease of $4.6 million, or 19%. The decrease in segment income was due to lower sales volumes and a less favorable product mix ($6.2 million) and lower product prices ($4.7 million). These decreases were partially offset by lower costs, primarily commodity and other material costs ($6.3 million). Winchester segment income included depreciation and amortization expense of $10.0 million for both the six months ended June 30, 2019 and 2018.

Corporate/Other

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

For the three months ended June 30, 2019, charges to income for environmental investigatory and remedial activities were $17.2 million, which includes $4.8 million of an environmental insurance-related settlement gain.  Without these recoveries, charges to income for environmental investigatory and remedial activities would have been $22.0 million compared with $4.4 million for the three months ended June 30, 2018.  The increase in environmental expense from the prior year primarily relates to a $20.0 million increase in costs at a former manufacturing site resulting from revised remediation estimates as a result of agency action.  These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the three months ended June 30, 2019, other corporate and unallocated costs were $35.3 million compared to $45.3 million for the three months ended June 30, 2018, a decrease of $10.0 million. The decrease was primarily due to lower legal and legal-related settlement expenses of $5.4 million, lower stock-based compensation expense of $5.2 million, which includes mark-to-market adjustments, lower consulting charges of $3.8 million, lower incentive compensation expense of $2.7 million and a favorable foreign currency impact of $2.7 million. These decreases were partially offset by higher costs associated with the Information Technology Project of $10.0 million.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

For the six months ended June 30, 2019, charges to income for environmental investigatory and remedial activities were $19.0 million, which includes $4.8 million of an environmental insurance-related settlement gain.  Without these recoveries, charges to income for environmental investigatory and remedial activities would have been $23.8 million compared with $6.7 million for the six months ended June 30, 2018.  The increase in environmental expense from the prior year primarily relates to a $20.0 million increase in costs at a former manufacturing site resulting from revised remediation estimates as a result of agency action.  These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the six months ended June 30, 2019, other corporate and unallocated costs were $74.4 million compared to $81.8 million for the six months ended June 30, 2018, a decrease of $7.4 million. The decrease was primarily due to lower legal and legal-related settlement expenses of $11.4 million, lower consulting charges of $7.2 million, lower incentive compensation expense of $2.6 million and lower stock-based compensation expense of $1.6 million, which includes mark-to-market adjustments. These decreases were partially offset by higher costs associated with the Information Technology Project of $17.6 million.

Outlook

Olin expects stronger results across its business segments in the second half of the year compared to the first half of 2019. Longer term, we believe Olin has a significant advantage with our broad chlorine-derivative portfolio. We anticipate continued demand growth for chlor-alkali and epoxy products and minimal global capacity additions. As a result, we believe that Olin remains well positioned to capitalize on these dynamics.

Third quarter 2019 earnings are forecast to be higher compared to second quarter 2019. We expect third quarter 2019 Chlor Alkali Products and Vinyls segment earnings to improve sequentially from the second quarter primarily due to increased volumes and operating rates, and lower planned maintenance turnaround costs. We expect third quarter 2019 Epoxy segment earnings to improve sequentially from the second quarter primarily due to increased volumes, lower planned maintenance turnaround costs and lower raw material costs are expected to be partially offset by lower product prices. In total, maintenance turnaround costs are expected to decrease approximately $40 million. Winchester segment earnings are expected to benefit from seasonally stronger commercial ammunition sales in the third quarter.

Chlor Alkali Products and Vinyls 2019 segment income is expected to be lower than 2018 segment income of $637.1 million reflecting lower caustic soda pricing, and higher freight and logistics costs, partially offset by improved chlorine, EDC and other chlorine-derivatives pricing.

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

Other Corporate and Unallocated costs in 2019 are expected to be higher than 2018 Other Corporate and Unallocated costs of $158.3 million due to higher costs associated with the Information Technology Project. Costs associated with the Information Technology Project are estimated to increase approximately $30 million in 2019 compared to 2018, which includes duplicative costs incurred to maintain legacy systems while transitioning to new systems.

Excluding the $4.8 million environmental insurance-related settlement gain, we anticipate full year 2019 environmental expenses in the $30 million to $40 million range compared to $7.3 million, excluding the $111.0 million of insurance recoveries, in 2018.

We expect 2019 to also include pretax restructuring costs totaling approximately $15 million and a pretax gain of $11.2 million on the sale of our equity interest in a non-consolidated affiliate.

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

In 2019, we currently expect our capital spending to be in the $350 million to $400 million range, including the investment associated with the Information Technology Project of approximately $80 million. We expect 2019 depreciation and amortization expense to be in the $590 million to $610 million range.

We currently believe that both the 2019 effective tax rate and the cash tax rate will be approximately 25%.

Environmental Matters

Environmental provisions charged to income, which are included in cost of goods sold, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($ in millions)
Provisions charged to income	$22.0	$4.4	$23.8	$6.7
Recoveries for costs incurred and expensed	(4.8)	—	(4.8)	—
Environmental expense	$17.2	$4.4	$19.0	$6.7

Provisions charged to income for the three and six months ended June 30, 2019 include a $20.0 million increase in costs at a former manufacturing site resulting from revised remediation estimates as a result of agency action.  Environmental expense for both the three and six months ended June 30, 2019 included $4.8 million of recoveries associated with resolving outstanding third party claims against the proceeds from the 2018 environmental insurance settlement.

Our liabilities for future environmental expenditures were as follows:

	June 30,
	2019	2018
	($ in millions)
Balance at beginning of year	$125.6	$131.6
Charges to income	23.8	6.7
Remedial and investigatory spending	(5.2)	(5.5)
Foreign currency translation adjustments	0.2	(0.3)
Balance at end of period	$144.4	$132.5

Environmental investigatory and remediation activities spending was associated with former waste disposal sites and past manufacturing operations. Spending in 2019 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be approximately $17 million. Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we expect to incur to protect our interests against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $8.6 million at June 30, 2019. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and operation, maintenance and monitoring (OM&M) expenses that, in our experience, we expect to incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M. Charges to income for investigatory and remedial efforts are expected to be material to our operating results in 2019.

The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $144.4 million, $125.6 million and $132.5 million at June 30, 2019, December 31, 2018 and June 30, 2018, respectively, of which $127.4 million, $108.6 million and $112.5 million, respectively, were classified as other noncurrent liabilities. These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities.

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

Olin, K.A. Steel Chemicals (a wholly owned subsidiary of Olin) and other caustic soda producers were named as defendants in six purported class action civil lawsuits filed March 22, 25 and 26, 2019 and April 12, 2019 in the U.S. District Court for the Western District of New York on behalf of the respective named plaintiffs and a putative class comprised of all persons and entities who purchased caustic soda in the U.S. directly from one or more of the defendants, their parents, predecessors, subsidiaries or affiliates at any time between October 1, 2015 and the present.  Olin, K.A. Steel Chemicals and other caustic soda producers were also named as defendants in two purported class action civil lawsuits filed July 25 and 29, 2019 in the U.S. District Court for the Western District of New York on behalf of the respective named plaintiffs and a putative class comprised of all persons and entities who purchased caustic soda in the U.S. indirectly from distributors at any time between October 1, 2015 and the present.  The other defendants named in the lawsuits are Occidental Petroleum Corporation, Occidental Chemical Corporation d/b/a OxyChem, Westlake Chemical Corporation, Shin-Etsu Chemical Co., Ltd., Shintech Incorporated, Formosa Plastics Corporation, and Formosa Plastics Corporation, U.S.A. The lawsuits allege the defendants conspired to fix, raise, maintain and stabilize the price of caustic soda, restrict domestic (U.S.) supply of caustic soda and allocate caustic soda customers. Plaintiffs seek an unspecified amount of damages and injunctive relief. We believe we have meritorious legal positions and will continue to represent our interests vigorously in this matter. Any losses related to this matter are not currently estimable because of unresolved questions of fact and law which, if resolved unfavorably to Olin, could have a material adverse effect on our financial position, cash flows or results of operations.

We, and our subsidiaries, are defendants in various other legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities. As of June 30, 2019, December 31, 2018 and June 30, 2018, our condensed balance sheets included accrued liabilities for these legal actions of $14.0 million, $15.6 million and $14.0 million, respectively. These liabilities do not include costs associated with legal representation. Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations. In connection with the October 5, 2015 acquisition of Dow’s U.S. Chlor Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses, the prior owner of the businesses retained liabilities related to litigation to the extent arising prior to October 5, 2015.

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

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data

	Six Months Ended June 30,
	2019	2018
Provided By (Used For)	($ in millions)
Net operating activities	$236.1	$264.3
Capital expenditures	(191.3)	(176.0)
Proceeds from disposition of non-consolidated affiliate	20.0	—
Net investing activities	(171.3)	(175.9)
Long-term debt repayments, net	(25.6)	(80.1)
Common stock repurchased and retired	(26.7)	(9.1)
Stock options exercised	1.5	2.2
Debt issuance costs	—	(8.5)
Net financing activities	(116.5)	(162.4)

Operating Activities

For the six months ended June 30, 2019, cash provided by operating activities decreased by $28.2 million from the six months ended June 30, 2018, primarily due to a decrease in operating results partially offset by a decrease in the investment in working capital from the prior year. For the six months ended June 30, 2019, working capital increased $91.3 million compared to an increase of $118.7 million for the six months ended June 30, 2018. Receivables increased by $70.8 million from December 31, 2018 as a result of a decrease in receivables sold under the accounts receivable factoring arrangement.

Investing Activities

Capital spending of $191.3 million for the six months ended June 30, 2019 was $15.3 million higher than the corresponding period in 2018, primarily due to capital spending related to the Information Technology Project. For the total year 2019, we expect our capital spending to be in the $350 million to $400 million range, which is expected to include $80 million for the Information Technology Project. For the total year 2019, depreciation and amortization expense is forecast to be in the $590 million to $610 million range.

During 2017, we began a multi-year implementation of the Information Technology Project. The project is planned to standardize business processes across the chemicals businesses with the objective of maximizing cost effectiveness, efficiency and control across our global operations. The project is anticipated to be substantially completed during 2020. Total capital spending is forecast to be $250 million and associated expenses are forecast to be $100 million. Our results for the six months ended June 30, 2019 included $39.3 million of capital spending and $35.6 million of expenses associated with this project. Our results for the six months ended June 30, 2018 included $21.5 million of capital spending and $18.0 million of expenses associated with this project.

On January 1, 2019, we sold our 9.1% limited partnership interest in Bay Gas for $20.0 million. The sale closed on February 7, 2019 which resulted in a gain of $11.2 million.

Financing Activities

For the six months ended June 30, 2019, we made long-term debt repayments of $25.6 million, primarily related to the $1,375.0 million term loan facility (Term Loan Facility).

For the six months ended June 30, 2018, long-term debt repayments included $610.0 million related to the $1,375.0 million Term Loan Facility and $20.0 million related to the $600.0 million Senior Revolving Credit Facility.

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

For the six months ended June 30, 2019 and 2018, we repurchased and retired 1.2 million and 0.3 million shares, respectively, with a total cost of $26.7 million and $9.1 million, respectively.

We issued 0.1 million and 0.2 million shares, respectively, representing stock options exercised for the six months ended June 30, 2019 and 2018, with a total value of $1.5 million and $2.2 million, respectively.

The percent of total debt to total capitalization increased to 53.9% as of June 30, 2019 from 53.3% as of December 31, 2018 as a result of lower shareholders’ equity primarily resulting from the payment of quarterly cash dividends and share repurchases.

In the first two quarters of 2019 and 2018, we paid a quarterly dividend of $0.20 per share. Dividends paid for the six months ended June 30, 2019 and 2018, were $65.7 million and $66.9 million, respectively. On July 25, 2019, our board of directors declared a dividend of $0.20 per share on our common stock, payable on September 10, 2019 to shareholders of record on August 9, 2019.

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

Liquidity and Other Financing Arrangements

Our principal sources of liquidity are from cash and cash equivalents, cash flow from operations and short-term borrowings under our Senior Revolving Credit Facility and Receivables Financing Agreement. Additionally, we believe that we have access to the debt and equity markets.

On July 16, 2019, Olin issued $750.0 million aggregate principal amount of 5.625% senior notes due August 1, 2029, which were registered under the Securities Act of 1933, as amended. Proceeds from the 2029 Notes were used to redeem the remaining balance of the $1,375.0 million Term Loan Facility of $493.0 million and $150.0 million of the Receivables Financing Agreement.

On July 16, 2019, Olin also entered into a new five-year, $2,000.0 million senior credit facility, which replaces the existing $1,975.0 million senior credit facility. The 2019 Senior Credit Facility will mature in July 2024. The 2019 Senior Credit Facility includes a senior unsecured delayed-draw term loan facility in an aggregate principal amount of up to $1,200.0 million and an $800.0 million senior unsecured revolving credit facility. The Delayed Draw Term Loan Facility will be available on a delayed basis in up to three draws to be made on or prior to November 29, 2020. We expect the proceeds from the Delayed Draw Term Loan Facility will be used to redeem the 9.75% senior notes due 2023 and the 10.00% senior notes due 2025 on or about October 15, 2020.

The overall decrease in cash for the six months ended June 30, 2019 primarily reflects our dividend payments and capital spending, partially offset by our operating results. We believe, based on current and projected levels of cash flow from our operations, together with our cash and cash equivalents on hand and the availability to borrow under our Senior Revolving Credit Facility, Delayed Draw Term Loan Facility and Receivables Financing Agreement, we have sufficient liquidity to meet our short-term and long-term needs to make required payments of interest on our debt, fund our operating needs, fund working capital and capital expenditure requirements and comply with the financial ratios in our debt agreements.

On April 26, 2018, our board of directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $500.0 million.  This program will terminate upon the purchase of $500.0 million of our common stock. For the six months ended June 30, 2019 and 2018, 1.2 million and 0.3 million shares, respectively, were repurchased and retired at a cost of $26.7 million and $9.1 million, respectively. As of June 30, 2019, we had repurchased a total of $76.8 million of our common stock, representing 3.3 million shares, and $423.2 million of common stock remained authorized to be repurchased.

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

On March 9, 2017, we entered into the $1,975.0 million Senior Credit Facility, consisting of a $1,375.0 million Term Loan Facility and a $600.0 million Senior Revolving Credit Facility. At June 30, 2019, we had $596.5 million available under our Senior Revolving Credit Facility because we had issued $3.5 million of letters of credit. The Senior Revolving Credit Facility includes a $100.0 million letter of credit subfacility. At June 30, 2019, $493.0 million of the Term Loan Facility remained outstanding. In connection with the $550.0 million prepayment of the Term Loan Facility in January 2018, the required quarterly installments of the Term Loan Facility were eliminated.

Under the Senior Credit Facility, we may select various floating-rate borrowing options. The actual interest rate paid on borrowings under the Senior Credit Facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the applicable facility for the prior fiscal quarter.  The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows. We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of June 30, 2019, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As of June 30, 2019, there were no covenants or other restrictions that would have limited our ability to borrow under these facilities.

In connection with the Acquisition, Olin and Dow entered into arrangements for the long-term supply of ethylene by Dow to Olin, pursuant to which, among other things, Olin made upfront payments in order to receive ethylene at producer economics and for certain reservation fees and for the option to obtain additional future ethylene supply at producer economics. On February 27, 2017, we exercised the remaining option to reserve additional ethylene at producer economics from Dow. In connection with the exercise of this option, we also secured a long-term customer arrangement. As a result, an additional payment will be made to Dow that is not to exceed $493 million, on or about the fourth quarter of 2020.

On December 20, 2016, we entered into a three-year, $250.0 million Receivables Financing Agreement with PNC Bank, National Association, as administrative agent (Receivables Financing Agreement). Under the Receivables Financing Agreement, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the Receivables Financing Agreement incorporates the leverage and coverage covenants that are contained in the Senior Revolving Credit Facility. As of June 30, 2019, $370.9 million of our trade receivables were pledged as collateral and we had $150.0 million drawn under the agreement. As of June 30, 2019, we had $100.0 million additional borrowing capacity under the Receivables Financing Agreement. As of December 31, 2018 and June 30, 2018, $360.4 million and $434.0 million, respectively, of our trade receivables were pledged as collateral and $125.0 million and $250.0 million, respectively, were drawn under the agreement. On July 16, 2019, the outstanding balance of the Receivables Financing Agreement of $150.0 million was repaid with proceeds from the issuance of the 2029 Notes. In connection with the repayment of the Receivables Financing Agreement, the existing agreement was extended to July 15, 2022 and downsized to $10.0 million with the option to expand to $300.0 million.

Olin also has trade accounts receivable factoring arrangements (AR Facilities) and pursuant to the terms of the AR Facilities, certain of our subsidiaries may sell their accounts receivable up to a maximum of $315.0 million. We will continue to service the outstanding accounts sold. These receivables qualify for sales treatment under ASC 860 and, accordingly, the proceeds are included in net cash provided by operating activities in the condensed statements of cash flows. The gross amount of receivables sold for the six months ended June 30, 2019 and 2018 totaled $522.4 million and $851.1 million, respectively.  The agreements are without recourse and therefore no recourse liability has been recorded as of June 30, 2019, December 31, 2018 and June 30, 2018.  As of June 30, 2019, December 31, 2018 and June 30, 2018, $98.7 million, $132.4 million and $188.6 million, respectively, of receivables qualifying for sales treatment were outstanding and will continue to be serviced by us.

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

For the six months ended June 30, 2019, cash provided by operating activities decreased by $28.2 million from the six months ended June 30, 2018, primarily due to a decrease in operating results partially offset by a decrease in the investment in working capital from the prior year. For the six months ended June 30, 2019, working capital increased $91.3 million compared to an increase of $118.7 million for the six months ended June 30, 2018. Receivables increased by $70.8 million from December 31, 2018 as a result of a decrease in receivables sold under the accounts receivable factoring arrangement.

Capital spending of $191.3 million for the six months ended June 30, 2019 was $15.3 million higher than the corresponding period in 2018, primarily due to capital spending related to the Information Technology Project. For the total year 2019, we expect our capital spending to be in the $350 million to $400 million range, which is expected to include $80 million for the Information Technology Project. For the total year 2019, depreciation and amortization expense is forecast to be in the $590 million to $610 million range.

At June 30, 2019, we had total letters of credit of $70.2 million outstanding, of which $3.5 million were issued under our Senior Revolving Credit Facility. The letters of credit were used to support certain long-term debt, certain workers compensation insurance policies, certain plant closure and post-closure obligations and certain international pension funding requirements.

Our current debt structure is used to fund our business operations. As of June 30, 2019, we had long-term borrowings, including the current installment and capital lease obligations, of $3,233.7 million, of which $798.9 million was at variable rates. Included within long-term borrowings on the condensed balance sheets were deferred debt issuance costs and deferred losses on fair value interest rate swaps. Commitments from banks under our Senior Revolving Credit Facility, Receivables Financing Agreement and Delayed Draw Term Loan Facility are additional sources of liquidity.

In April 2016, we entered into three tranches of forward starting interest rate swaps whereby we agreed to pay fixed rates to the counterparties who, in turn, pay us floating rates on $1,100.0 million, $900.0 million, and $400.0 million of our underlying floating-rate debt obligations. Each tranche’s term length is for twelve months beginning on December 31, 2016, December 31, 2017, and December 31, 2018, respectively. The counterparties to the agreements are SMBC Capital Markets, Inc., Wells Fargo, PNC Bank, National Association and Toronto-Dominion Bank. These counterparties are large financial institutions; however, the risk of loss to us in the event of nonperformance by a counterparty could be significant to our financial position or results of operations. We have designated the swaps as cash flow hedges of the risk of changes in interest payments associated with our variable-rate borrowings. Accordingly, the remaining swap agreement has been recorded at its fair market value of $1.7 million and is included in other current assets on the accompanying condensed balance sheet as of June 30, 2019, with the corresponding gain deferred as a component of other comprehensive loss. For the three months ended June 30, 2019 and 2018, $1.2 million and $2.1 million, respectively, and for the six months ended June 30, 2019 and 2018, $2.5 million and $3.4 million, respectively, of income was recorded to interest expense on the accompanying condensed statements of operations related to these swap agreements.

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

We have designated the April 2016 and October 2016 interest rate swap agreements as fair value hedges of the risk of changes in the value of fixed-rate debt due to changes in interest rates for a portion of our fixed-rate borrowings. Accordingly, the swap agreements have been recorded at their fair market value of $9.0 million and are included in other long-term liabilities on the accompanying condensed balance sheet as of June 30, 2019, with a corresponding decrease in the carrying amount of the related debt. For the three months ended June 30, 2019 and 2018, $1.0 million and $0.5 million, respectively, and for the six months ended June 30, 2019 and 2018, $1.7 million and $0.3 million, respectively, of expense was recorded to interest expense on the accompanying condensed statements of operations related to these swap agreements.

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

Energy costs, including electricity and natural gas, and certain raw materials used in our production processes are subject to price volatility. Depending on market conditions, we may enter into futures contracts, forward contracts, commodity swaps and put and call option contracts in order to reduce the impact of commodity price fluctuations. As of June 30, 2019, we maintained open positions on commodity contracts with a notional value totaling $186.1 million ($116.5 million at December 31, 2018 and $139.1 million at June 30, 2018). Assuming a hypothetical 10% increase in commodity prices which are currently hedged, as of June 30, 2019, we would experience a $18.6 million ($11.7 million at December 31, 2018 and $13.9 million at June 30, 2018) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.

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

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Our current debt structure is used to fund business operations, and commitments from banks under our Senior Revolving Credit Facility, Receivables Financing Agreement and AR Facilities are additional sources of liquidity. As of June 30, 2019, December 31, 2018 and June 30, 2018, we had long-term borrowings, including current installments and capital lease obligations, of $3,233.7 million, $3,230.3 million and $3,513.5 million, respectively, of which $798.9 million, $823.9 million and $1,119.3 million at June 30, 2019, December 31, 2018 and June 30, 2018, respectively, were issued at variable rates. Included within long-term borrowings on the condensed balance sheets were deferred debt issuance costs and deferred losses on fair value interest rate swaps.

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

Assuming no changes in the $798.9 million of variable-rate debt levels from June 30, 2019, we estimate that a hypothetical change of 100-basis points in the LIBOR interest rates would impact annual interest expense by $8.0 million. A portion of this hypothetical change would be offset by our interest rate swaps.

Our interest rate swaps reduced interest expense by $0.2 million and $1.6 million for the three months ended June 30, 2019 and 2018, respectively, and $0.8 million and $3.1 million for the six months ended June 30, 2019 and 2018, respectively.

If the actual changes in commodities, foreign currency, or interest pricing is substantially different than expected, the net impact of commodity risk, foreign currency risk, or interest rate risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

Item 4. Controls and Procedures.

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

In 2017, we began a multi-year implementation of new enterprise resource planning, manufacturing, and engineering systems. The project includes the required information technology infrastructure (collectively, the Information Technology Project).  Implementing the Information Technology Project involves significant changes in business processes and extensive organizational training.  During the second quarter of 2019, we implemented portions of the Information Technology Project to support and integrate significant processes, some of which relate to internal control over financial reporting and disclosure controls and procedures.  We believe we have taken and will continue to take the necessary steps to implement, monitor and maintain appropriate internal controls during the Information Technology Project transition period.  In connection with

Information Technology Project, we expect there will be a significant redesign of our business processes, some of which relate to internal control over financial reporting and disclosure controls.  Other than the aforementioned Information Technology Project, there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II — Other Information

Item 1. Legal Proceedings.

Olin, K.A. Steel Chemicals (a wholly owned subsidiary of Olin) and other caustic soda producers were named as defendants in six purported class action civil lawsuits filed March 22, 25 and 26, 2019 and April 12, 2019 in the U.S. District Court for the Western District of New York on behalf of the respective named plaintiffs and a putative class comprised of all persons and entities who purchased caustic soda in the U.S. directly from one or more of the defendants, their parents, predecessors, subsidiaries or affiliates at any time between October 1, 2015 and the present.  Olin, K.A. Steel Chemicals and other caustic soda producers were also named as defendants in two purported class action civil lawsuits filed July 25 and 29, 2019 in the U.S. District Court for the Western District of New York on behalf of the respective named plaintiffs and a putative class comprised of all persons and entities who purchased caustic soda in the U.S. indirectly from distributors at any time between October 1, 2015 and the present.  The other defendants named in the lawsuits are Occidental Petroleum Corporation, Occidental Chemical Corporation d/b/a OxyChem, Westlake Chemical Corporation, Shin-Etsu Chemical Co., Ltd., Shintech Incorporated, Formosa Plastics Corporation, and Formosa Plastics Corporation, U.S.A. The lawsuits allege the defendants conspired to fix, raise, maintain and stabilize the price of caustic soda, restrict domestic (U.S.) supply of caustic soda and allocate caustic soda customers. Plaintiffs seek an unspecified amount of damages and injunctive relief. We believe we have meritorious legal positions and will continue to represent our interests vigorously in this matter. Any losses related to this matter are not currently estimable because of unresolved questions of fact and law which, if resolved unfavorably to Olin, could have a material adverse effect on our financial position, cash flows or results of operations.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not Applicable.

(b)	Not Applicable.

(c)
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2019	164,948	$24.27	164,948
May 1-31, 2019	210,642	$20.33	210,642
June 1-30, 2019	239,947	$21.74	239,947
Total				423,240,608	(1)

(1)
On April 26, 2018, our board of directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $500.0 million.  This program will terminate upon the purchase of $500.0 million of our common stock. Through June 30, 2019, 3,342,477 shares had been repurchased at a total value of $76,759,392 and $423,240,608 of common stock remained available for purchase under the program.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

1.1
Underwriting Agreement, dated as of July 11, 2019, between Olin Corporation and J.P. Morgan Securities LLC, as representative of the several underwriters named therein—Exhibit 1.1 to Olin’s Form 8-K dated July 16, 2019*

3.1	Bylaws of Olin Corporation as amended and restated effective June 14, 2019—Exhibit 3.1 to Olin’s Form 8-K dated June 10, 2019*

3.2	Bylaws of Olin Corporation as amended and restated effective August 8, 2019—Exhibit 3.1 to Olin’s Form 8-K dated June 14, 2019*

4.1
Sixth Supplemental Indenture, dated as of July 16, 2019, between Olin Corporation and U.S. Bank National Association, as trustee, governing the Senior Notes—Exhibit 4.1 to Olin’s Form 8-K dated July 16, 2019*

4.2	Form of 5.625% Senior Notes due 2029—Exhibit 4.2 to Olin’s Form 8-K dated July 16, 2019*

4.3
Seventh Amendment to Amended and Restated Credit and Funding Agreement, dated as of July 16, 2019, among Olin Corporation, the Lenders (as defined therein), and PNC Bank, National Association, as administrative agent—Exhibit 4.3 to Olin’s Form 8-K dated July 16, 2019*

10.1
Credit Agreement, dated as of July 16, 2019, among Olin Corporation, Blue Cube Spinco, LLC, the Lenders and Issuing Banks (as defined therein) and Wells Fargo Bank, National Association—Exhibit 10.1 to Olin’s Form 8-K dated July 16, 2019*

10.2
Amendment No. 1 to Receivables Financing Agreement and Reaffirmation of Performance Guaranty, dated as of July 16, 2019, among Olin Corporation, as servicer, Olin Finance Company, LLC, as borrower, PNC Bank, National Association, as administrative agent, PNC Capital Markets LLC, as structuring agent, and the Lender parties thereto—Exhibit 10.2 to Olin’s Form 8-K dated July 16, 2019*

11	Computation of Per Share Earnings (included in Note 10 “Earnings Per Share” to Notes to Condensed Financial Statements in Item 1)

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC file No. 1-1070 unless otherwise indicated.

**The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline eXtensible Business Reporting Language (iXBRL) document. The condensed financial statements and notes thereto contained in Part I, Item 1 were formatted in iXBRL in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLIN CORPORATION
(Registrant)

By:	/s/ Todd A. Slater
Vice President and Chief Financial Officer (Authorized Officer)

Date: August 1, 2019