Form 10-Q
period 2019-09-30
OLIN Corp
filed 2019-11-01
CIK 74303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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

As of September 30, 2019, 159,671,335 shares of the registrant’s common stock were outstanding.

Part I — Financial Information

Item 1.  Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets
(In millions, except per share data)
(Unaudited)

	September 30, 2019	December 31, 2018	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$177.4	$178.8	$156.7
Receivables, net	849.9	776.3	1,009.2
Income taxes receivable	17.5	5.9	12.8
Inventories, net	700.7	711.4	724.4
Other current assets	24.1	35.0	35.2
Total current assets	1,769.6	1,707.4	1,938.3
Property, plant and equipment (less accumulated depreciation of $3,112.4, $2,781.0 and $2,651.2)	3,367.0	3,482.1	3,456.7
Operating lease assets, net	314.6	—	—
Deferred income taxes	30.3	26.3	24.8
Other assets	1,170.1	1,150.4	1,159.6
Intangible assets, net	461.9	511.6	528.3
Goodwill	2,119.1	2,119.6	2,119.6
Total assets	$9,232.6	$8,997.4	$9,227.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$1.1	$125.9	$0.9
Accounts payable	647.7	636.5	709.4
Income taxes payable	9.8	22.6	22.1
Current operating lease liabilities	71.2	—	—
Accrued liabilities	347.4	333.3	341.3
Total current liabilities	1,077.2	1,118.3	1,073.7
Long-term debt	3,339.0	3,104.4	3,336.4
Operating lease liabilities	248.2	—	—
Accrued pension liability	622.4	674.3	589.6
Deferred income taxes	515.5	518.9	548.6
Other liabilities	765.6	749.3	756.1
Total liabilities	6,567.9	6,165.2	6,304.4
Commitments and contingencies
Shareholders’ equity:
Common stock, $1.00 par value per share: authorized, 240.0 shares; issued and outstanding, 159.7, 165.3 and 166.8 shares	159.7	165.3	166.8
Additional paid-in capital	2,128.6	2,247.4	2,276.9
Accumulated other comprehensive loss	(672.7)	(651.0)	(571.3)
Retained earnings	1,049.1	1,070.5	1,050.5
Total shareholders’ equity	2,664.7	2,832.2	2,922.9
Total liabilities and shareholders’ equity	$9,232.6	$8,997.4	$9,227.3

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Operations
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales	$1,576.6	$1,872.4	$4,722.9	$5,311.1
Operating expenses:
Cost of goods sold	1,357.6	1,441.7	4,168.6	4,431.1
Selling and administration	110.8	110.8	314.8	321.6
Restructuring charges	4.9	3.3	12.7	13.7
Acquisition-related costs	—	0.4	—	1.0
Other operating income (expense)	0.1	(1.7)	0.3	6.4
Operating income	103.4	314.5	227.1	550.1
Earnings (losses) of non-consolidated affiliates	—	0.4	—	(20.2)
Interest expense	63.9	59.2	179.2	184.0
Interest income	0.2	0.3	0.7	1.1
Non-operating pension income	4.1	5.4	12.2	16.2
Other income	—	—	11.2	—
Income before taxes	43.8	261.4	72.0	363.2
Income tax (benefit) provision	(0.4)	66.3	6.1	88.6
Net income	$44.2	$195.1	$65.9	$274.6
Net income per common share:
Basic	$0.27	$1.17	$0.40	$1.64
Diluted	$0.27	$1.16	$0.40	$1.63
Average common shares outstanding:
Basic	161.9	167.0	163.7	167.1
Diluted	162.8	168.6	164.5	168.9

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$44.2	$195.1	$65.9	$274.6
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net	(15.7)	(2.0)	(20.7)	(15.7)
Unrealized losses on derivative contracts, net	(2.5)	(3.6)	(17.9)	(6.1)
Amortization of prior service costs and actuarial losses, net	5.9	7.5	16.9	21.0
Total other comprehensive (loss) income, net of tax	(12.3)	1.9	(21.7)	(0.8)
Comprehensive income	$31.9	$197.0	$44.2	$273.8

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
(In millions, except per share data)
(Unaudited)

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares Issued	Par Value
Balance at January 1, 2019	165.3	$165.3	$2,247.4	$(651.0)	$1,070.5	$2,832.2
Lease accounting adoption adjustment	—	—	—	—	11.2	11.2
Net income	—	—	—	—	41.7	41.7
Other comprehensive loss	—	—	—	(5.9)	—	(5.9)
Dividends paid:
Common stock ($0.20 per share)	—	—	—	—	(33.0)	(33.0)
Common stock repurchased and retired	(0.6)	(0.6)	(12.6)	—	—	(13.2)
Common stock issued for:
Stock options exercised	0.1	0.1	1.3	—	—	1.4
Other transactions	0.1	0.1	0.3	—	—	0.4
Stock-based compensation	—	—	2.8	—	—	2.8
Balance at March 31, 2019	164.9	164.9	2,239.2	(656.9)	1,090.4	2,837.6
Net loss	—	—	—	—	(20.0)	(20.0)
Other comprehensive loss	—	—	—	(3.5)	—	(3.5)
Dividends paid:
Common stock ($0.20 per share)	—	—	—	—	(32.7)	(32.7)
Common stock repurchased and retired	(0.6)	(0.6)	(12.9)	—	—	(13.5)
Common stock issued for:
Stock options exercised	—	—	0.1	—	—	0.1
Other transactions	—	—	0.9	—	—	0.9
Stock-based compensation	—	—	1.9	—	—	1.9
Balance at June 30, 2019	164.3	$164.3	$2,229.2	$(660.4)	$1,037.7	$2,770.8
Net income	—	—	—	—	44.2	44.2
Other comprehensive loss	—	—	—	(12.3)	—	(12.3)
Dividends paid:
Common stock ($0.20 per share)	—	—	—	—	(32.8)	(32.8)
Common stock repurchased and retired	(4.8)	(4.8)	(104.1)	—	—	(108.9)
Common stock issued for:
Stock options exercised	—	—	—	—	—	—
Other transactions	0.2	0.2	1.6	—	—	1.8
Stock-based compensation	—	—	1.9	—	—	1.9
Balance at September 30, 2019	159.7	$159.7	$2,128.6	$(672.7)	$1,049.1	$2,664.7

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
(In millions, except per share data)
(Unaudited)

	Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares Issued	Par Value
Balance at January 1, 2018	167.1	$167.1	$2,280.9	$(484.6)	$790.3	$2,753.7
Income tax reclassification adjustment	—	—	—	(85.9)	85.9	—
Net income	—	—	—	—	20.9	20.9
Other comprehensive income	—	—	—	17.7	—	17.7
Dividends paid:
Common stock ($0.20 per share)	—	—	—	—	(33.4)	(33.4)
Common stock issued for:
Stock options exercised	0.1	0.1	0.9	—	—	1.0
Other transactions	—	—	0.5	—	—	0.5
Stock-based compensation	—	—	2.7	—	—	2.7
Balance at March 31, 2018	167.2	167.2	2,285.0	(552.8)	863.7	2,763.1
Net income	—	—	—	—	58.6	58.6
Other comprehensive loss	—	—	—	(20.4)	—	(20.4)
Dividends paid:
Common stock ($0.20 per share)	—	—	—	—	(33.5)	(33.5)
Common stock repurchased and retired	(0.3)	(0.3)	(8.8)	—	—	(9.1)
Common stock issued for:
Stock options exercised	0.1	0.1	1.1	—	—	1.2
Other transactions	—	—	0.1	—	—	0.1
Stock-based compensation	—	—	3.1	—	—	3.1
Balance at June 30, 2018	167.0	$167.0	$2,280.5	$(573.2)	$888.8	$2,763.1
Net income	—	—	—	—	195.1	195.1
Other comprehensive income	—	—	—	1.9	—	1.9
Dividends paid:
Common stock ($0.20 per share)	—	—	—	—	(33.4)	(33.4)
Common stock repurchased and retired	(0.2)	(0.2)	(7.5)	—	—	(7.7)
Common stock issued for:
Stock options exercised	—	—	1.0	—	—	1.0
Other transactions	—	—	0.9	—	—	0.9
Stock-based compensation	—	—	2.0	—	—	2.0
Balance at September 30, 2018	166.8	$166.8	$2,276.9	$(571.3)	$1,050.5	$2,922.9

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net income	$65.9	$274.6
Adjustments to reconcile net income to net cash and cash equivalents provided by (used for) operating activities:
Gain on disposition of non-consolidated affiliate	(11.2)	—
Losses of non-consolidated affiliates	—	20.2
Losses on disposition of property, plant and equipment	—	1.9
Stock-based compensation	8.9	9.2
Depreciation and amortization	460.3	451.0
Deferred income taxes	(11.0)	44.0
Qualified pension plan contributions	(13.2)	(1.3)
Qualified pension plan income	(6.9)	(11.1)
Change in:
Receivables	(77.4)	(280.1)
Income taxes receivable/payable	(24.1)	17.1
Inventories	2.5	(44.5)
Other current assets	4.9	4.5
Accounts payable and accrued liabilities	14.2	110.1
Other assets	(4.8)	(2.0)
Other noncurrent liabilities	12.9	(3.8)
Other operating activities	(4.4)	(3.5)
Net operating activities	416.6	586.3
Investing Activities
Capital expenditures	(271.8)	(274.5)
Proceeds from disposition of non-consolidated affiliate	20.0	—
Proceeds from disposition of property, plant and equipment	—	2.9
Net investing activities	(251.8)	(271.6)
Financing Activities
Long-term debt:
Borrowings	825.0	570.0
Repayments	(744.1)	(823.7)
Common stock repurchased and retired	(135.6)	(16.8)
Stock options exercised	1.5	3.2
Dividends paid	(98.5)	(100.3)
Debt issuance costs	(14.4)	(8.5)
Net financing activities	(166.1)	(376.1)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.3)
Net decrease in cash and cash equivalents	(1.4)	(61.7)
Cash and cash equivalents, beginning of period	178.8	218.4
Cash and cash equivalents, end of period	$177.4	$156.7
Cash paid for interest and income taxes:
Interest, net	$135.2	$153.9
Income taxes, net of refunds	$47.6	$31.9
Non-cash investing activities:
Decrease (increase) in capital expenditures included in accounts payable and accrued liabilities	$(4.6)	$7.0

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

We incurred costs related to the integration of the Acquired Business of $0.4 million and $1.0 million for the three and nine months ended September 30, 2018, respectively.

NOTE 4. RESTRUCTURING CHARGES

On December 10, 2018, we announced that we had made the decision to permanently close the ammunition assembly operations at our Winchester facility in Geelong, Australia. Subsequent to the facility’s closure, product for customers in the region will be sourced from Winchester manufacturing facilities located in the United States. For the three and nine months ended September 30, 2019, we recorded pretax restructuring charges of $0.1 million and $0.4 million, respectively, for facility exit costs and lease and other contract termination costs related to this action. We expect to incur additional restructuring charges through 2019 of less than $1 million related to this closure. For the nine months ended September 30, 2019, we recorded additional pretax restructuring charges of $1.4 million for employee severance and related benefit costs related to our Winchester operations.

On March 21, 2016, we announced that we had made the decision to close a combined total of 433,000 tons of chlor alkali capacity across three separate locations. Associated with this action, we have permanently closed our Henderson, NV chlor alkali plant with 153,000 tons of capacity and have reconfigured the site to manufacture bleach and distribute caustic soda and hydrochloric acid. Also, the capacity of our Niagara Falls, NY chlor alkali plant has been reduced from 300,000 tons to 240,000 tons and the chlor alkali capacity at our Freeport, TX facility was reduced by 220,000 tons. This 220,000 ton reduction was entirely from diaphragm cell capacity. For the three months ended September 30, 2019 and 2018, we recorded pretax restructuring charges of $4.8 million and $3.3 million, respectively, for facility exit costs, employee severance and related benefit costs and lease and other contract termination costs related to these actions. For the nine months ended September 30, 2019 and 2018, we recorded pretax restructuring charges of $10.9 million and $12.4 million, respectively, for facility exit costs, employee severance and related benefit costs and lease and other contract termination costs related to these actions. We expect to incur additional restructuring charges through 2020 of approximately $5 million related to these capacity reductions.

For the nine months ended September 30, 2018, we recorded pretax restructuring charges of $1.3 million for facility exit costs related to our permanent reduction in capacity at our Becancour, Canada chlor alkali facility in 2014. We expect to incur additional restructuring charges through 2019 of less than $1 million related to this action.

The following table summarizes the 2019 and 2018 activities by major component of these restructuring actions and the remaining balances of accrued restructuring costs as of September 30, 2019 and 2018:

	Employee severance and related benefit costs	Lease and other contract termination costs	Facility exit costs	Total
	($ in millions)
Balance at January 1, 2018	$1.8	$3.3	$—	$5.1
Restructuring charges:
First quarter	—	0.4	3.6	4.0
Second quarter	0.1	3.7	2.6	6.4
Third quarter	0.3	0.3	2.7	3.3
Amounts utilized	(1.8)	(1.6)	(7.9)	(11.3)
Balance at September 30, 2018	$0.4	$6.1	$1.0	$7.5
Balance at January 1, 2019	$1.5	$6.0	$0.7	$8.2
Restructuring charges:
First quarter	1.4	0.1	2.5	4.0
Second quarter	0.4	0.2	3.2	3.8
Third quarter	0.3	0.1	4.5	4.9
Amounts utilized	(3.4)	(1.5)	(10.8)	(15.7)
Balance at September 30, 2019	$0.2	$4.9	$0.1	$5.2

The following table summarizes the cumulative restructuring charges of these 2018, 2016 and 2014 restructuring actions by major component through September 30, 2019:

	Chlor Alkali Products and Vinyls		Winchester	Total
	Becancour	Capacity Reductions
	($ in millions)
Write-off of equipment and facility	$3.5	$78.1	$2.6	$84.2
Employee severance and related benefit costs	2.7	6.6	2.7	12.0
Facility exit costs	5.9	43.8	0.2	49.9
Employee relocation costs	—	1.7	—	1.7
Lease and other contract termination costs	6.1	40.4	0.4	46.9
Total cumulative restructuring charges	$18.2	$170.6	$5.9	$194.7

As of September 30, 2019, we have incurred cash expenditures of $104.9 million and non-cash charges of $84.6 million related to these restructuring actions. The remaining balance of $5.2 million is expected to be paid out through 2020.

NOTE 5. ACCOUNTS RECEIVABLES

On December 20, 2016, we entered into a three-year, $250.0 million Receivables Financing Agreement with PNC Bank, National Association, as administrative agent (Receivables Financing Agreement). Under the Receivables Financing Agreement, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the Receivables Financing Agreement incorporates the leverage and coverage covenants that are contained in the senior credit facility. During the three months ended September 30, 2019, the outstanding balance of the Receivables Financing Agreement of $150.0 million was repaid with proceeds from the issuance of $750.0 million senior notes due 2029. On July 16, 2019, the existing agreement was extended to July 15, 2022 and downsized to $10.0 million with the option to expand to $300.0 million. As of September 30, 2019, we had zero drawn and $10.0 million additional borrowing capacity under the Receivables Financing Agreement. As of December 31, 2018 and September 30, 2018, we had $125.0 million and $180.0 million, respectively, drawn under the Receivables Financing Agreement.

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

	September 30,
	2019	2018
	($ in millions)
Balance at beginning of year	$132.4	$182.3
Gross receivables sold	778.9	1,199.8
Payments received from customers on sold accounts	(803.9)	(1,247.7)
Balance at end of period	$107.4	$134.4

The factoring discount paid under the AR Facilities is recorded as interest expense on the condensed statements of operations. The factoring discount was $0.8 million and $1.1 million for the three months ended September 30, 2019 and 2018, respectively, and $2.3 million and $3.9 million for the nine months ended September 30, 2019 and 2018, respectively. The agreements are without recourse and therefore no recourse liability had been recorded as of September 30, 2019, December 31, 2018, or September 30, 2018.

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

Allowance for doubtful accounts receivables consisted of the following:

	September 30,
	2019	2018
	($ in millions)
Balance at beginning of year	$12.9	$12.3
Provisions charged	1.1	1.6
Write-offs, net of recoveries	(2.1)	—
Foreign currency translation adjustment	—	(0.4)
Balance at end of period	$11.9	$13.5

Provisions charged to operations were $0.2 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively.

NOTE 7. INVENTORIES

Inventories consisted of the following:

	September 30, 2019	December 31, 2018	September 30, 2018
	($ in millions)
Supplies	$75.6	$66.4	$63.7
Raw materials	66.8	66.7	70.1
Work in process	141.0	139.6	155.9
Finished goods	474.9	488.5	493.6
	758.3	761.2	783.3
LIFO reserve	(57.6)	(49.8)	(58.9)
Inventories, net	$700.7	$711.4	$724.4

Inventories are valued at the lower of cost and net realizable value. For U.S. inventories, inventory costs are determined principally by the last-in, first-out (LIFO) method of inventory accounting while for international inventories, inventory costs are determined principally by the first-in, first-out (FIFO) method of inventory accounting. Cost for other inventories has been determined principally by the average-cost method (primarily operating supplies, spare parts and maintenance parts). Elements of costs in inventories included raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at September 30, 2019 reflect certain estimates relating to inventory quantities and costs at December 31, 2019. The replacement cost of our inventories would have been approximately $57.6 million, $49.8 million and $58.9 million higher than reported at September 30, 2019, December 31, 2018 and September 30, 2018, respectively.

NOTE 8. OTHER ASSETS

Included in other assets were the following:

	September 30, 2019	December 31, 2018	September 30, 2018
	($ in millions)
Supply contracts	$1,122.0	$1,099.5	$1,108.9
Investments in non-consolidated affiliates	—	8.8	8.3
Other	48.1	42.1	42.4
Other assets	$1,170.1	$1,150.4	$1,159.6

On January 1, 2019, we sold our 9.1% limited partnership interest in Bay Gas Storage Company, Ltd. (Bay Gas) for $20.0 million. The sale closed on February 7, 2019 which resulted in a gain of $11.2 million for the nine months ended September 30, 2019 which was recorded to other income in the condensed statements of operations. For the nine months ended September 30, 2018, we recorded a $21.5 million non-cash impairment charge related to an adjustment to the value of our interest in Bay Gas. Bay Gas owns, leases and operates underground gas storage and related pipeline facilities which are used to provide storage in the McIntosh, AL area and delivery of natural gas. The general partner, Sempra Energy (Sempra), announced in the second quarter of 2018 its plan to sell several assets including its 90.9% interest in Bay Gas.  In connection with this decision, Sempra recorded an impairment charge related to Bay Gas adjusting the related assets’ carrying values to an estimated fair value.  We recorded a reduction in our investment in the non-consolidated affiliate for the proportionate share of the non-cash impairment charge. Olin has no other non-consolidated affiliates.

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

Amortization expense of $9.4 million for both the three months ended September 30, 2019 and 2018 and $28.2 million for both the nine months ended September 30, 2019 and 2018 was recognized within cost of goods sold related to these supply contracts and is reflected in depreciation and amortization on the condensed statements of cash flows. The long-term supply contracts are monitored for impairment each reporting period.

On February 27, 2017, we exercised the remaining option to reserve additional ethylene at producer economics from Dow. In connection with the exercise of this option, we also secured a long-term customer arrangement. As a result, an additional payment will be made to Dow that is not to exceed $493 million, on or about the fourth quarter of 2020. During 2017, as a result of Dow’s Texas 9 ethylene cracker becoming operational, Olin recognized a long-term asset and other liability of $389.2 million, which represented the present value of the additional estimated payment. For the three months ended June 30, 2019, Olin increased the long-term asset and other liability by $50.7 million. The discounted amount of $52.7 million will be recorded as interest expense through the fourth quarter of 2020. For the three months ended September 30, 2019 and 2018, $4.4 million and $4.0 million, respectively, and for the nine months ended September 30, 2019 and 2018, $12.6 million and $11.9 million, respectively, of interest expense was recorded for accretion on the 2020 payment discount.

NOTE 9. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill were as follows:

	Chlor Alkali Products and Vinyls	Epoxy	Total
	($ in millions)
Balance at January 1, 2018	$1,832.9	$287.1	$2,120.0
Foreign currency translation adjustment	(0.3)	(0.1)	(0.4)
Balance at September 30, 2018	$1,832.6	$287.0	$2,119.6
Balance at January 1, 2019	$1,832.6	$287.0	2,119.6
Foreign currency translation adjustment	(0.4)	(0.1)	(0.5)
Balance at September 30, 2019	$1,832.2	$286.9	$2,119.1

Intangible assets consisted of the following:

	September 30, 2019			December 31, 2018			September 30, 2018
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
	($ in millions)
Customers, customer contracts and relationships	$671.1	$(248.0)	$423.1	$675.2	$(211.9)	$463.3	$676.2	$(199.9)	$476.3
Trade name	7.0	(5.6)	1.4	7.0	(4.6)	2.4	7.0	(4.3)	2.7
Acquired technology	84.7	(48.5)	36.2	85.4	(39.6)	45.8	85.6	(36.6)	49.0
Other	1.8	(0.6)	1.2	0.7	(0.6)	0.1	2.3	(2.0)	0.3
Total intangible assets	$764.6	$(302.7)	$461.9	$768.3	$(256.7)	$511.6	$771.1	$(242.8)	$528.3

NOTE 10. EARNINGS PER SHARE

Basic and diluted net income per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted net income per share reflects the dilutive effect of stock-based compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Computation of Income per Share	(In millions, except per share data)
Net income	$44.2	$195.1	$65.9	$274.6
Basic shares	161.9	167.0	163.7	167.1
Basic net income per share	$0.27	$1.17	$0.40	$1.64
Diluted shares:
Basic shares	161.9	167.0	163.7	167.1
Stock-based compensation	0.9	1.6	0.8	1.8
Diluted shares	162.8	168.6	164.5	168.9
Diluted net income per share	$0.27	$1.16	$0.40	$1.63

The computation of dilutive shares does not include 7.4 million and 2.4 million shares for the three months ended September 30, 2019 and 2018, respectively, and 7.2 million and 2.4 million shares for the nine months ended September 30, 2019 and 2018, respectively, as their effect would have been anti-dilutive.

NOTE 11. ENVIRONMENTAL

We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites. Environmental provisions (credited) charged to income, which are included in cost of goods sold, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in millions)
Provisions (credited) charged to income	$(0.8)	$(0.8)	$23.0	$5.9
Recoveries for costs incurred and expensed	—	(110.0)	(4.8)	(110.0)
Environmental (income) expense	$(0.8)	$(110.8)	$18.2	$(104.1)

Provisions (credited) charged to income for the nine months ended September 30, 2019 include a $20.0 million increase in costs at a former manufacturing site resulting from revised remediation estimates as a result of agency action during the second quarter of 2019.  During the third quarter of 2018, we settled certain disputes with respect to insurance coverage for costs at various environmental remediation sites for $120.0 million. Environmental (income) expense for both the three and nine months ended September 30, 2018 include insurance recoveries for environmental costs incurred and expensed in prior periods of $110.0 million.  The recoveries were reduced by estimated liabilities of $10.0 million associated with claims by subsequent owners of certain of the settled environmental sites. Environmental (income) expense for the nine months ended September 30, 2019 included $4.8 million of recoveries associated with resolving the outstanding third party claims against the proceeds from the 2018 environmental insurance settlement.  The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $140.1 million, $125.6 million and $129.0 million at September 30, 2019, December 31, 2018 and September 30, 2018, respectively, of which $123.1 million, $108.6 million and $109.0 million, respectively, were classified as other noncurrent liabilities.

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

NOTE 12. LEASES

Our lease commitments are primarily for railcars, but also include logistics, manufacturing, storage, real estate and information technology assets. Our leases have remaining lease terms of up to 95 years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year.

The amounts for leases included in our condensed balance sheet include:

		September 30, 2019
Lease assets:	Balance sheet location:	($ in millions)
Operating	Operating lease assets, net	$314.6
Finance	Property, plant and equipment, less accumulated depreciation(1)	5.8
Total lease assets		$320.4
Lease liabilities:
Current
Operating	Current operating lease liabilities	$71.2
Finance	Current installments of long-term debt	1.1
Long-term
Operating	Operating lease liabilities	248.2
Finance	Long-term debt	4.6
Total lease liabilities		$325.1

(1)	As of September 30, 2019, assets recorded under finance leases were $10.0 million and accumulated depreciation associated with finance leases was $4.2 million.

The components of lease expense are recorded to cost of goods sold and selling and administration expenses in the condensed statement of operations, excluding interest on finance lease liabilities which is recorded to interest expense. The components of lease expense were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease expense:	($ in millions)
Operating	$22.8	$68.0
Other operating lease expense(1)	4.9	16.4
Finance:
Depreciation of leased assets	0.4	1.0
Interest on lease liabilities	0.1	0.2
Total lease expense	$28.2	$85.6

(1)	Includes costs associated with short-term leases and variable lease expenses.

The maturities of lease liabilities were as follows:

	September 30, 2019
	Operating leases	Finance leases	Total
	($ in millions)
2019	$21.4	$0.3	$21.7
2020	76.3	2.2	78.5
2021	58.0	1.2	59.2
2022	42.7	0.8	43.5
2023	33.5	0.6	34.1
Thereafter	143.9	1.0	144.9
Total lease payments	375.8	6.1	381.9
Less: Imputed interest(1)	(56.4)	(0.4)	(56.8)
Present value of lease liabilities	$319.4	$5.7	$325.1

(1)	Calculated using the discount rate for each lease.

As previously disclosed in our 2018 Annual Report on Form 10-K and under ASC 840, the previous lease accounting standard, future minimum lease payments for non-cancelable operating leases were expected to be as follows:

December 31, 2018
($ in millions)
2019	$82.2
2020	61.4
2021	44.2
2022	31.8
2023	23.2
Thereafter	102.6
Total lease payments	$345.4

Other information related to leases was as follows:

Nine Months Ended September 30, 2019
Supplemental cash flows information:	($ in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$68.0
Operating cash flows from finance leases	0.2
Financing cash flows from finance leases	0.9
Non-cash increase in lease assets and lease liabilities:
Operating leases	$90.3
Finance leases	2.5
Weighted-average remaining lease term:	September 30, 2019
Operating leases	9.4 years
Finance leases	3.3 years
Weighted-average discount rate:
Operating leases	3.23%
Finance leases	3.28%

As of September 30, 2019, we have additional operating leases for office space that have not yet commenced of approximately $27 million which are expected to commence during the fourth quarter of 2019 and first quarter of 2020 with lease terms between 10 years and 15 years. We also have additional operating leases for railcars that have not yet commenced of approximately $7 million which are expected to commence during the fourth quarter of 2019 and first quarter of 2020 with lease terms between 3 years and 10 years.

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

Olin and Oxy Vinyls, L.P. (Oxy) have a long-term chlorine supply agreement, which is the subject of a pricing dispute. The dispute is pending in the United States District Court for the Southern District of Texas. Any losses related to this contract dispute are not currently estimable because of unresolved questions of fact and law but, if resolved unfavorably to Olin, they could have a material adverse effect on our financial position, cash flows or results of operations.

Olin, K.A. Steel Chemicals (a wholly owned subsidiary of Olin) and other caustic soda producers were named as defendants in six purported class action civil lawsuits filed March 22, 25 and 26, 2019 and April 12, 2019 in the U.S. District Court for the Western District of New York on behalf of the respective named plaintiffs and a putative class comprised of all persons and entities who purchased caustic soda in the U.S. directly from one or more of the defendants, their parents, predecessors, subsidiaries or affiliates at any time between October 1, 2015 and the present.  Olin, K.A. Steel Chemicals and other caustic soda producers were also named as defendants in two purported class action civil lawsuits filed July 25 and 29, 2019 in the U.S. District Court for the Western District of New York on behalf of the respective named plaintiffs and a putative class comprised of all persons and entities who purchased caustic soda in the U.S. indirectly from distributors at any time between October 1, 2015 and the present.  The other defendants named in the lawsuits are Occidental Petroleum Corporation, Occidental Chemical Corporation d/b/a OxyChem, Westlake Chemical Corporation, Shin-Etsu Chemical Co., Ltd., Shintech Incorporated, Formosa Plastics Corporation, and Formosa Plastics Corporation, U.S.A. The lawsuits allege the defendants conspired to fix, raise, maintain and stabilize the price of caustic soda, restrict domestic (U.S.) supply of caustic soda and allocate caustic soda customers. Plaintiffs seek an unspecified amount of damages and injunctive relief. We believe we have meritorious legal positions and will continue to represent our interests vigorously in this matter. Any losses related to this matter are not currently estimable because of unresolved questions of fact and law, but if resolved unfavorably to Olin, could have a material adverse effect on our financial position, cash flows or results of operations.

We, and our subsidiaries, are defendants in various other legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities. As of September 30, 2019, December 31, 2018 and September 30, 2018, our condensed balance sheets included accrued liabilities for these other legal actions of $13.2 million, $15.6 million and $14.8 million, respectively. These liabilities do not include costs associated with legal representation. Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these other legal actions will materially adversely affect our financial position, cash flows or results of operations. In connection with the October 5, 2015 acquisition of Dow’s U.S. Chlor Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses, the prior owner of the businesses retained liabilities related to litigation to the extent arising prior to October 5, 2015.

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

NOTE 14. SHAREHOLDERS’ EQUITY

On April 26, 2018, our board of directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $500.0 million.  This program will terminate upon the purchase of $500.0 million of our common stock. Under our April 26, 2018 share repurchase program, we may pursue various share repurchase strategies, which include entering into accelerated share repurchase (ASR) agreements with third-party financial institutions to repurchase shares of Olin’s common stock. Under an ASR agreement, Olin pays a specified amount to the financial institution and receives an initial delivery of shares. This initial delivery of shares represents the minimum number of shares that Olin may receive under the agreement. Upon settlement of the ASR agreement, the financial institution delivers additional shares, with the final number of shares delivered determined with reference to the volume weighted-average price of Olin’s common stock over the term of the agreement, less an agreed-upon discount. The transactions are accounted for as liability or equity transactions and also as share retirements, similar to our other share repurchase activity, when the shares are received, at which time there is an immediate reduction in the weighted-average common shares calculation for basic and diluted earnings per share.

On August 5, 2019, we entered into an ASR agreement with Goldman Sachs & Co. LLC (Goldman Sachs), a third-party financial institution, to repurchase $100.0 million of Olin’s common stock. This transaction qualified for treatment as an equity contract. Under this agreement, Olin paid $100.0 million to Goldman Sachs and received an initial delivery of 4.3 million shares in August 2019. The transaction had not settled as of September 30, 2019; however, upon settlement of the agreement in October 2019, we received approximately 1.4 million additional shares which resulted in a total of approximately 5.7 million shares repurchased under this ASR agreement.

For the nine months ended September 30, 2019 and 2018, 6.0 million and 0.5 million shares, respectively, were repurchased and retired at a cost of $135.6 million and $16.8 million, respectively. Subsequent to the settlement of the ASR transaction in October 2019, 7.4 million shares were repurchased at a cost of $135.6 million. As of September 30, 2019, we had repurchased a total of $185.6 million of our common stock, representing 8.1 million shares, and $314.4 million of common stock remained authorized to be repurchased.

We issued 0.1 million and 0.2 million shares representing stock options exercised for the nine months ended September 30, 2019 and 2018, respectively, with a total value of $1.5 million and $3.2 million, respectively.

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

The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation Adjustment (net of taxes)	Unrealized Gains (Losses) on Derivative Contracts (net of taxes)	Pension and Other Postretirement Benefits (net of taxes)	Accumulated Other Comprehensive Loss
	($ in millions)
Balance at January 1, 2018	$7.6	$11.1	$(503.3)	$(484.6)
Unrealized gains (losses):
First quarter	12.4	2.1	—	14.5
Second quarter	(26.1)	(0.4)	—	(26.5)
Third quarter	(2.0)	(2.6)	—	(4.6)
Reclassification adjustments of (gains) losses into income:
First quarter	—	(2.3)	9.4	7.1
Second quarter	—	(2.7)	9.1	6.4
Third quarter	—	(2.2)	9.2	7.0
Tax benefit (provision):
First quarter	—	0.1	(4.0)	(3.9)
Second quarter	—	0.7	(1.0)	(0.3)
Third quarter	—	1.2	(1.7)	(0.5)
Net change	(15.7)	(6.1)	21.0	(0.8)
Income tax reclassification adjustment	15.3	2.4	(103.6)	(85.9)
Balance at September 30, 2018	$7.2	$7.4	$(585.9)	$(571.3)
Balance at January 1, 2019	$0.7	$1.8	$(653.5)	$(651.0)
Unrealized (losses) gains:
First quarter	(8.3)	(6.6)	—	(14.9)
Second quarter	3.3	(22.2)	—	(18.9)
Third quarter	(15.7)	(12.3)	—	(28.0)
Reclassification adjustments of losses into income:
First quarter	—	2.2	7.4	9.6
Second quarter	—	6.3	7.1	13.4
Third quarter	—	9.0	7.3	16.3
Tax benefit (provision):
First quarter	—	1.1	(1.7)	(0.6)
Second quarter	—	3.8	(1.8)	2.0
Third quarter	—	0.8	(1.4)	(0.6)
Net change	(20.7)	(17.9)	16.9	(21.7)
Balance at September 30, 2019	$(20.0)	$(16.1)	$(636.6)	$(672.7)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales:	($ in millions)
Chlor Alkali Products and Vinyls	$876.3	$1,051.1	$2,657.7	$3,005.9
Epoxy	511.6	647.3	1,554.4	1,794.4
Winchester	188.7	174.0	510.8	510.8
Total sales	$1,576.6	$1,872.4	$4,722.9	$5,311.1
Income before taxes:
Chlor Alkali Products and Vinyls	$112.7	$210.8	$303.8	$490.7
Epoxy	24.2	31.1	38.6	33.8
Winchester	13.9	10.3	33.1	34.1
Corporate/other:
Environmental income (expense)	0.8	110.8	(18.2)	104.1
Other corporate and unallocated costs	(43.4)	(42.7)	(117.8)	(124.5)
Restructuring charges	(4.9)	(3.3)	(12.7)	(13.7)
Acquisition-related costs	—	(0.4)	—	(1.0)
Other operating income (expense)	0.1	(1.7)	0.3	6.4
Interest expense	(63.9)	(59.2)	(179.2)	(184.0)
Interest income	0.2	0.3	0.7	1.1
Non-operating pension income	4.1	5.4	12.2	16.2
Other income	—	—	11.2	—
Income before taxes	$43.8	$261.4	$72.0	$363.2

Environmental income (expense) for the nine months ended September 30, 2019 included $4.8 million of an environmental insurance-related settlement gain. Environmental income (expense) for both the three and nine months ended September 30, 2018 included pretax insurance recoveries for environmental costs incurred and expensed in prior periods of $110.0 million.  Environmental income (expense) is included in cost of goods sold in the condensed statements of operations.

For the nine months ended September 30, 2019, other income included a gain of $11.2 million on the sale of our equity interest in a non-consolidated affiliate.

Earnings (losses) of non-consolidated affiliates are included in the Chlor Alkali Products and Vinyls segment results consistent with management’s monitoring of the operating segments. The earnings of non-consolidated affiliates were $0.4 million for the three months ended September 30, 2018. The losses of non-consolidated affiliates were $20.2 million for the nine months ended September 30, 2018, which reflect a $21.5 million non-cash impairment charge recorded during the second quarter of 2018.

Other operating income (expense) for both the three and nine months ended September 30, 2018 included a $1.7 million loss on the sale of land. For the nine months ended September 30, 2018, we also recognized an insurance recovery of $8.0 million in other operating income (expense) for a second quarter 2017 business interruption at our Freeport, TX vinyl chloride monomer facility.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales by geography:	($ in millions)
Chlor Alkali Products and Vinyls
United States	$613.7	$682.8	$1,818.7	$1,956.0
Europe	27.2	40.1	104.9	136.2
Other foreign	235.4	328.2	734.1	913.7
Total Chlor Alkali Products and Vinyls	876.3	1,051.1	2,657.7	3,005.9
Epoxy
United States	177.7	209.1	517.2	589.9
Europe	199.6	289.3	657.6	763.0
Other foreign	134.3	148.9	379.6	441.5
Total Epoxy	511.6	647.3	1,554.4	1,794.4
Winchester
United States	174.5	155.5	462.6	460.2
Europe	2.8	1.8	7.9	7.0
Other foreign	11.4	16.7	40.3	43.6
Total Winchester	188.7	174.0	510.8	510.8
Total
United States	965.9	1,047.4	2,798.5	3,006.1
Europe	229.6	331.2	770.4	906.2
Other foreign	381.1	493.8	1,154.0	1,398.8
Total sales	$1,576.6	$1,872.4	$4,722.9	$5,311.1

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales by product line:	($ in millions)
Chlor Alkali Products and Vinyls
Caustic soda	$421.7	$580.3	$1,344.8	$1,682.0
Chlorine, chlorine-derivatives and other co-products	454.6	470.8	1,312.9	1,323.9
Total Chlor Alkali Products and Vinyls	876.3	1,051.1	2,657.7	3,005.9
Epoxy
Aromatics and allylics	237.9	345.6	716.5	891.8
Epoxy resins	273.7	301.7	837.9	902.6
Total Epoxy	511.6	647.3	1,554.4	1,794.4
Winchester
Commercial	131.0	118.2	341.0	335.3
Military and law enforcement	57.7	55.8	169.8	175.5
Total Winchester	188.7	174.0	510.8	510.8
Total sales	$1,576.6	$1,872.4	$4,722.9	$5,311.1

NOTE 16. STOCK-BASED COMPENSATION

Stock-based compensation granted includes stock options, performance stock awards, restricted stock awards and deferred directors’ compensation. Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in millions)
Stock-based compensation	$4.2	$4.1	$8.5	$15.0
Mark-to-market adjustments	(1.4)	(1.5)	(1.0)	(6.1)
Total expense	$2.8	$2.6	$7.5	$8.9

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

NOTE 17. DEBT

On July 16, 2019, Olin issued $750.0 million aggregate principal amount of 5.625% senior notes due August 1, 2029 (2029 Notes), which were registered under the Securities Act of 1933, as amended. Interest on the 2029 Notes began accruing from July 16, 2019 and is payable semi-annually beginning on February 1, 2020. Proceeds from the 2029 Notes were used to redeem the remaining balance of the $1,375.0 million term loan facility (Term Loan Facility) of $493.0 million and $150.0 million of the Receivables Financing Agreement. In connection with the repayment of the Receivables Financing Agreement, the existing agreement was extended to July 15, 2022 and downsized to $10.0 million with the option to expand to $300.0 million.

On July 16, 2019, Olin entered into a new five-year, $2,000.0 million senior credit facility (2019 Senior Credit Facility), which replaces the existing $1,975.0 million senior credit facility. The 2019 Senior Credit Facility includes a senior unsecured delayed-draw term loan facility in an aggregate principal amount of up to $1,200.0 million (Delayed Draw Term Loan Facility). The Delayed Draw Term Loan Facility will be available on a delayed basis in up to three draws to be made on or prior to November 29, 2020. The Delayed Draw Term Loan Facility includes principal amortization amounts payable beginning the quarter ending after the facility is borrowed upon at a rate of 5.0% per annum for the first two years, increasing to 7.5% per annum for the following year and to 10.0% per annum for the last two years. We expect the proceeds from the Delayed Draw Term Loan Facility will be used to redeem the 9.75% senior notes due 2023 and the 10.00% senior notes due 2025 on or about October 15, 2020. The 2019 Senior Credit Facility also includes a senior unsecured revolving credit facility with aggregate commitments in an amount equal to $800.0 million (2019 Senior Revolving Credit Facility), which was increased from $600.0 million. The 2019 Senior Revolving Credit Facility includes a $100.0 million letter of credit subfacility. At September 30, 2019, we had $796.5 million available under our $800.0 million 2019 Senior Revolving Credit Facility because we had issued $3.5 million of letters of credit.  The maturity date for the 2019 Senior Credit Facility is July 16, 2024 at which point all outstanding Delayed Draw Term Loan Facility and 2019 Senior Revolving Credit Facility balances will become due and payable.

Under the 2019 Senior Credit Facility, we may select various floating rate borrowing options. The actual interest rate paid on borrowings under the 2019 Senior Credit Facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the applicable facility for the prior fiscal quarter.  The 2019 Senior Credit Facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on operating cash flows. We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of September 30, 2019, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As of September 30, 2019, there were no covenants or other restrictions that would have limited our ability to borrow under these facilities.

For both the three and nine months ended September 30, 2019, we recognized interest expense of $2.8 million for the write-off of unamortized deferred debt issuance costs related to the redemption of the remaining balance of the Term Loan Facility, redemption of the remaining balance of and reduction in the borrowing capacity under the Receivables Financing Agreement and issuance of the 2019 Senior Credit Facility. For the nine months ended September 30, 2019, we paid debt issuance costs of $14.4 million, primarily for the issuance of the 2029 Notes and 2019 Senior Credit Facility.

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

For the nine months ended September 30, 2018, we recognized interest expense of $2.6 million for the write-off of unamortized deferred debt issuance costs related to the redemption of $550.0 million of debt under the $1,375.0 million Term Loan Facility. For the nine months ended September 30, 2018, we paid debt issuance costs of $8.5 million for the issuance of the 2030 Notes.

NOTE 18. CONTRIBUTING EMPLOYEE OWNERSHIP PLAN

The Contributing Employee Ownership Plan (CEOP) is a defined contribution plan available to essentially all domestic employees.  We provide a contribution to an individual retirement contribution account maintained with the CEOP equal to an amount of between 5.0% and 7.5% of the employee’s eligible compensation.  The defined contribution plan expense for the three months ended September 30, 2019 and 2018 was $6.9 million and $6.7 million, respectively, and for the nine months ended September 30, 2019 and 2018 was $23.2 million and $22.0 million, respectively.

Company matching contributions are invested in the same investment allocation as the employee’s contribution.  Our matching contributions for eligible employees for the three months ended September 30, 2019 and 2018 were $4.0 million and $3.9 million, respectively, and for the nine months ended September 30, 2019 and 2018 were $11.9 million and $11.3 million, respectively.

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

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$2.7	$3.3	$0.2	$0.3
Interest cost	23.7	21.5	0.4	0.3
Expected return on plans’ assets	(35.5)	(36.5)	—	—
Recognized actuarial loss	6.8	8.6	0.5	0.6
Net periodic benefit (income) cost	$(2.3)	$(3.1)	$1.1	$1.2

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$8.5	$8.5	$0.8	$1.0
Interest cost	71.0	64.8	1.3	1.1
Expected return on plans’ assets	(106.3)	(109.9)	—	—
Recognized actuarial loss	20.2	25.9	1.6	1.8
Net periodic benefit (income) cost	$(6.6)	$(10.7)	$3.7	$3.9

We made cash contributions to our international qualified defined benefit pension plans of $0.7 million and $1.3 million for the nine months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019, we made a discretionary cash contribution to our domestic qualified defined benefit pension plan of $12.5 million.

NOTE 20. INCOME TAXES

The effective tax rate for the three months ended September 30, 2019 included a benefit associated with the finalization of the Internal Revenue Service (IRS) review of years 2013 to 2015 U.S. income tax claims, a benefit associated with stock-based compensation, a benefit associated with prior year tax positions, a benefit from foreign tax law changes, a benefit from the remeasurement of deferred taxes due to a decrease in our state effective tax rates, an expense from a change in tax contingencies and an expense from a net increase in the valuation allowance related to state deferred tax assets. These factors resulted in a net $24.0 million tax benefit. After giving consideration to these items, the effective tax rate for the three months ended September 30, 2019 of 53.9% was higher than the 21% U.S. federal statutory rate, primarily due to state taxes, foreign income taxes and foreign income inclusions and a net increase in the valuation allowance related to losses in foreign jurisdictions, partially offset by favorable permanent salt depletion deductions.  The effective tax rate for the three months ended September 30, 2018 included a benefit associated with stock-based compensation, a benefit associated with the estimated increase of the one-time 2017 Tax Act provisional tax benefit, a benefit associated with prior year tax positions, an expense from a net increase in the valuation allowance related to deferred tax assets in foreign jurisdictions and a benefit from the remeasurement of deferred taxes due to a decrease in our state effective tax rates. These factors resulted in a net $0.5 million tax benefit. After giving consideration to these items, the effective tax rate for the three months ended September 30, 2018 of 25.6% was higher than the 21% U.S. federal statutory rate, primarily due to state taxes, foreign income taxes and U.S. minimum tax on foreign earnings, partially offset by favorable permanent salt depletion deductions.

The effective tax rate for the nine months ended September 30, 2019 included a benefit associated with the finalization of the IRS review of years 2013 to 2015 U.S. income tax claims, a benefit associated with stock-based compensation, a benefit associated with prior year tax positions, a benefit from foreign tax law changes, a benefit from the remeasurement of deferred taxes due to a decrease in our state effective tax rates, a benefit from a net decrease in the valuation allowance related to state deferred tax assets and an expense from a change in tax contingencies. These factors resulted in a net $24.3 million tax benefit. After giving consideration to these items, the effective tax rate for the nine months ended September 30, 2019 of 42.2% was higher than the 21% U.S. federal statutory rate primarily due to state taxes, foreign income taxes and foreign income inclusions and a net increase in the valuation allowance related to losses in foreign jurisdictions, partially offset by favorable permanent salt depletion deductions. The effective tax rate for the nine months ended September 30, 2018 included a benefit associated with stock-based compensation, a benefit from a change in tax contingencies, a benefit related to a foreign dividend payment, a benefit associated with the estimated increase of the one-time 2017 Tax Act provisional tax benefit, a benefit associated with prior year tax positions, an expense from a net increase in the valuation allowance related to deferred tax assets in foreign jurisdictions and a benefit from the remeasurement of deferred taxes due to a decrease in our state effective tax rates. These factors resulted in a net $2.7 million tax benefit. After giving consideration to these items, the effective tax rate for the nine months ended September 30, 2018 of 25.1% was higher than the 21% U.S. federal statutory rate primarily due to state taxes, foreign income taxes and U.S. minimum tax on foreign earnings, partially offset by favorable permanent salt depletion deductions.

As of September 30, 2019, we had $22.3 million of gross unrecognized tax benefits, which would have a net $21.8 million impact on the effective tax rate, if recognized. As of September 30, 2018, we had $33.3 million of gross unrecognized tax benefits, of which $32.4 million would have impacted the effective tax rate, if recognized. The amount of unrecognized tax benefits was as follows:

	September 30,
	2019	2018
	($ in millions)
Balance at beginning of year	$33.8	$36.3
Increases for prior year tax positions	1.6	—
Decreases for prior year tax positions	(14.3)	(4.6)
Increases for current year tax positions	1.4	1.6
Settlements with taxing authorities	(0.2)	—
Balance at end of period	$22.3	$33.3

In July 2019, the review of certain U.S. income tax claims by the IRS for the years 2013 to 2015 was finalized which resulted in a $14.3 million income tax benefit primarily related to favorable adjustments in uncertain tax positions for prior tax years.

As of September 30, 2019, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $3.8 million over the next twelve months. The anticipated reduction primarily relates to settlements with taxing authorities and the expiration of federal, state and foreign statutes of limitation.

We operate globally and file income tax returns in numerous jurisdictions. Our tax returns are subject to examination by various federal, state and local tax authorities. Our 2016 U.S. federal income tax return is currently under examination by the IRS. We believe we have adequately provided for all tax positions; however, amounts asserted by taxing authorities could be greater than our accrued position. For our primary tax jurisdictions, the tax years that remain subject to examination are as follows:

Tax Years
U.S. federal income tax	2016 - 2018
U.S. state income tax	2006 - 2018
Canadian federal income tax	2012 - 2018
Brazil	2014 - 2018
Germany	2015 - 2018
China	2014 - 2018
The Netherlands	2014 - 2018

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

We actively manage currency exposures that are associated with net monetary asset positions, currency purchases and sales commitments denominated in foreign currencies and foreign currency denominated assets and liabilities created in the normal course of business. We enter into forward sales and purchase contracts to manage currency risk to offset our net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of our operations. At September 30, 2019, we had outstanding forward contracts to buy foreign currency with a notional value of $98.5 million and to sell foreign currency with a notional value of $105.6 million. All of the currency derivatives expire within one year and are for U.S. dollar (USD) equivalents. The counterparties to the forward contracts are large financial institutions; however, the risk of loss to us in the event of nonperformance by a counterparty could be significant to our financial position or results of operations. At December 31, 2018, we had outstanding forward contracts to buy foreign currency with a notional value of $123.7 million and to sell foreign currency with a notional value of $82.6 million. At September 30, 2018, we had outstanding forward contracts to buy foreign currency with a notional value of $166.2 million and to sell foreign currency with a notional value of $126.0 million.

Cash Flow Hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the change in fair value of the derivative is recognized as a component of other comprehensive income (loss) until the hedged item is recognized in earnings.

We had the following notional amounts of outstanding commodity contracts that were entered into to hedge forecasted purchases:

	September 30, 2019	December 31, 2018	September 30, 2018
	($ in millions)
Natural gas	$56.6	$58.4	$65.6
Other commodities	111.0	58.1	57.2
Total notional	$167.6	$116.5	$122.8

As of September 30, 2019, the counterparties to these commodity contracts were Wells Fargo Bank, N.A. (Wells Fargo), Citibank, N.A., JPMorgan Chase Bank, National Association and The Bank of Nova Scotia, all of which are major financial institutions.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, ethane, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in our manufacturing process. At September 30, 2019, we had open derivative contract positions through 2027. If all open futures contracts had been settled on September 30, 2019, we would have recognized a pretax loss of $20.9 million.

If commodity prices were to remain at September 30, 2019 levels, approximately $13.9 million of deferred losses, net of tax, would be reclassified into earnings during the next twelve months. The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

We use interest rate swaps as a means of minimizing cash flow fluctuations that may arise from volatility in interest rates of our variable-rate borrowings. In April 2016, we entered into three tranches of forward starting interest rate swaps whereby we agreed to pay fixed rates to the counterparties who, in turn, pay us floating rates on $1,100.0 million, $900.0 million, and $400.0 million of our underlying floating-rate debt obligations. Each tranche’s term length was for twelve months beginning on December 31, 2016, December 31, 2017 and December 31, 2018, respectively. The counterparties to the agreements were SMBC Capital Markets, Inc., Wells Fargo, PNC Bank, National Association and Toronto-Dominion Bank. We designated the swaps as cash flow hedges of the risk of changes in interest payments associated with our variable-rate borrowings. In July 2019, we terminated the remaining interest rate swap which resulted in a gain of $1.8 million that was recognized in interest expense. For the three months ended September 30, 2019 and 2018, $1.8 million and $2.5 million, respectively, and for the nine months ended September 30, 2019 and 2018, $4.3 million and $5.9 million, respectively, of income was recorded to interest expense on the accompanying condensed statements of operations related to these swap agreements.

Fair Value Hedges

We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps. As of September 30, 2019, December 31, 2018 and September 30, 2018, the total notional amounts of our interest rate swaps designated as fair value hedges were zero, $500.0 million and $500.0 million, respectively.

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

We designated the April 2016 and October 2016 interest rate swap agreements as fair value hedges of the risk of changes in the value of fixed-rate debt due to changes in interest rates for a portion of our fixed-rate borrowings. In August 2019, we terminated the April 2016 and October 2016 interest rate swaps which resulted in a loss of $2.3 million that will be deferred as an offset to the carrying value of the related debt and will be recognized to interest expense through October 2025.  As of September 30, 2019, $2.3 million of this loss was included in long-term debt. For the three months ended September 30, 2019 and 2018, $0.9 million and $0.6 million, respectively, and for the nine months ended September 30, 2019 and 2018, $2.6 million and $0.9 million, respectively, of expense was recorded to interest expense on the accompanying condensed statements of operations related to these swap agreements.

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

The following table summarizes the location and fair value of the derivative instruments on our condensed balance sheets. The table disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis before giving effect to master netting arrangements:

	September 30, 2019	December 31, 2018	September 30, 2018
	($ in millions)
Asset derivatives:
Other current assets
Derivatives designated as hedging instruments:
Interest rate contracts - gains	$—	$5.3	$7.6
Commodity contracts - gains	—	—	2.2
Derivatives not designated as hedging instruments:
Foreign exchange contracts - gains	1.0	0.9	0.3
Foreign exchange contracts - losses	(0.2)	(0.5)	(0.1)
Total other current assets	0.8	5.7	10.0
Other assets
Derivatives designated as hedging instruments:
Interest rate contracts - gains	—	—	1.6
Commodity contracts - gains	0.1	0.9	—
Commodity contracts - losses	—	(0.2)	—
Total other assets	0.1	0.7	1.6
Total asset derivatives(1)	$0.9	$6.4	$11.6
Liability derivatives:
Accrued liabilities
Derivatives designated as hedging instruments:
Commodity contracts - losses	$19.1	$4.9	$3.7
Commodity contracts - gains	(0.8)	(1.9)	(3.0)
Derivatives not designated as hedging instruments:
Foreign exchange contracts - losses	1.2	0.6	2.6
Foreign exchange contracts - gains	(0.3)	(0.1)	(0.4)
Total accrued liabilities	19.2	3.5	2.9
Other liabilities
Derivatives designated as hedging instruments:
Interest rate contracts - losses	—	33.7	47.8
Commodity contracts - losses	3.0	0.5	0.9
Commodity contracts - gains	(0.3)	(0.1)	(0.1)
Total other liabilities	2.7	34.1	48.6
Total liability derivatives(1)	$21.9	$37.6	$51.5

(1)	Does not include the impact of cash collateral received from or provided to counterparties.

The following table summarizes the effects of derivative instruments on our condensed statements of operations:

		Amount of (Loss) Gain
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of (Loss) Gain	2019	2018	2019	2018
Derivatives – Cash Flow Hedges		($ in millions)
Recognized in other comprehensive loss:
Commodity contracts	———	$(12.4)	$(2.9)	$(40.1)	$(5.4)
Interest rate contracts	———	0.1	0.3	(1.0)	4.5
		$(12.3)	$(2.6)	$(41.1)	$(0.9)
Reclassified from accumulated other comprehensive loss into income:
Interest rate contracts	Interest expense	$1.8	$2.5	$4.3	$5.9
Commodity contracts	Cost of goods sold	(10.8)	(0.3)	(21.8)	1.3
		$(9.0)	$2.2	$(17.5)	$7.2
Derivatives – Fair Value Hedges
Interest rate contracts	Interest expense	$(0.9)	$(0.6)	$(2.6)	$(0.9)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Selling and administration	$(1.4)	$0.3	$(4.4)	$(0.3)

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

Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceeds a specific threshold. If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability. As of September 30, 2019, December 31, 2018 and September 30, 2018, this threshold was not exceeded. In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.

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

Determining which hierarchical level an asset or liability falls within requires significant judgment. We evaluate our hierarchy disclosures each quarter. The following table summarizes the assets and liabilities measured at fair value in the condensed balance sheets:

	Fair Value Measurements
Balance at September 30, 2019	Level 1	Level 2	Level 3	Total
Assets	($ in millions)
Commodity contracts	$—	$0.1	$—	$0.1
Foreign exchange contracts	—	0.8	—	0.8
Total assets	$—	$0.9	$—	$0.9
Liabilities
Commodity contracts	$—	$21.0	$—	$21.0
Foreign exchange contracts	—	0.9	—	0.9
Total liabilities	$—	$21.9	$—	$21.9
Balance at December 31, 2018
Assets
Interest rate swaps	$—	$5.3	$—	$5.3
Commodity contracts	—	0.7	—	0.7
Foreign exchange contracts	—	0.4	—	0.4
Total assets	$—	$6.4	$—	$6.4
Liabilities
Interest rate swaps	$—	$33.7	$—	$33.7
Commodity contracts	—	3.4	—	3.4
Foreign exchange contracts	—	0.5	—	0.5
Total liabilities	$—	$37.6	$—	$37.6
Balance at September 30, 2018
Assets
Interest rate swaps	$—	$9.2	$—	$9.2
Commodity contracts	—	2.2	—	2.2
Foreign exchange contracts	—	0.2	—	0.2
Total assets	$—	$11.6	$—	$11.6
Liabilities
Interest rate swaps	$—	$47.8	$—	$47.8
Commodity contracts	—	1.5	—	1.5
Foreign exchange contracts	—	2.2	—	2.2
Total liabilities	$—	$51.5	$—	$51.5

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

	Fair Value Measurements				Amount recorded on balance sheets
	Level 1	Level 2	Level 3	Total
	($ in millions)
Balance at September 30, 2019	$—	$3,399.6	$153.0	$3,552.6	$3,340.1
Balance at December 31, 2018	—	3,137.2	153.0	3,290.2	3,230.3
Balance at September 30, 2018	—	3,331.9	153.0	3,484.9	3,337.3

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by ASC 820. There were no assets measured at fair value on a nonrecurring basis as of September 30, 2019, December 31, 2018 and September 30, 2018.

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

The following condensed consolidating financial information presents the condensed consolidating balance sheets as of September 30, 2019, December 31, 2018 and September 30, 2018, the related condensed consolidating statements of operations and comprehensive income (loss) for each of the three and nine months ended September 30, 2019 and 2018 and the related condensed consolidating statements of cash flows for the nine months ended September 30, 2019 and 2018 of (a) the Parent Guarantor, (b) the Issuer, (c) the non-guarantor subsidiaries, (d) elimination entries necessary to consolidate the Parent Guarantor with the Issuer and the non-guarantor subsidiaries and (e) Olin on a consolidated basis. Investments in consolidated subsidiaries are presented under the equity method of accounting.

CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2019
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$19.0	$—	$158.4	$—	$177.4
Receivables, net	43.4	—	807.6	(1.1)	849.9
Intercompany receivables	—	—	2,734.8	(2,734.8)	—
Income taxes receivable	13.4	—	5.7	(1.6)	17.5
Inventories, net	162.1	—	538.6	—	700.7
Other current assets	222.9	—	4.1	(202.9)	24.1
Total current assets	460.8	—	4,249.2	(2,940.4)	1,769.6
Property, plant and equipment, net	688.8	—	2,678.2	—	3,367.0
Operating lease assets, net	47.8	—	266.8	—	314.6
Investment in subsidiaries	7,144.2	4,400.8	—	(11,545.0)	—
Deferred income taxes	—	—	31.3	(1.0)	30.3
Other assets	17.3	—	1,152.8	—	1,170.1
Long-term receivables—affiliates	73.4	627.0	—	(700.4)	—
Intangible assets, net	0.3	—	461.6	—	461.9
Goodwill	—	966.3	1,152.8	—	2,119.1
Total assets	$8,432.6	$5,994.1	$9,992.7	$(15,186.8)	$9,232.6
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$1.1	$—	$—	$—	$1.1
Accounts payable	—	—	649.8	(2.1)	647.7
Intercompany payables	2,734.8	—	—	(2,734.8)	—
Income taxes payable	—	—	11.4	(1.6)	9.8
Current operating lease liabilities	7.9	—	63.3	—	71.2
Accrued liabilities	205.9	—	341.5	(200.0)	347.4
Total current liabilities	2,949.7	—	1,066.0	(2,938.5)	1,077.2
Long-term debt	2,135.1	1,203.9	—	—	3,339.0
Operating lease liabilities	41.1	—	207.1	—	248.2
Accrued pension liability	390.2	—	232.2	—	622.4
Deferred income taxes	2.6	7.1	506.8	(1.0)	515.5
Long-term payables—affiliates	—	—	700.4	(700.4)	—
Other liabilities	249.2	5.6	510.8	—	765.6
Total liabilities	5,767.9	1,216.6	3,223.3	(3,639.9)	6,567.9
Commitments and contingencies
Shareholders’ equity:
Common stock	159.7	—	14.6	(14.6)	159.7
Additional paid-in capital	2,128.6	4,125.7	4,808.2	(8,933.9)	2,128.6
Accumulated other comprehensive loss	(672.7)	—	(7.0)	7.0	(672.7)
Retained earnings	1,049.1	651.8	1,953.6	(2,605.4)	1,049.1
Total shareholders’ equity	2,664.7	4,777.5	6,769.4	(11,546.9)	2,664.7
Total liabilities and shareholders’ equity	$8,432.6	$5,994.1	$9,992.7	$(15,186.8)	$9,232.6

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

CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2018
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$23.1	$—	$133.6	$—	$156.7
Receivables, net	227.8	—	781.4	—	1,009.2
Intercompany receivables	—	—	2,402.8	(2,402.8)	—
Income taxes receivable	10.0	—	2.8	—	12.8
Inventories, net	171.2	—	553.2	—	724.4
Other current assets	211.9	—	3.6	(180.3)	35.2
Total current assets	644.0	—	3,877.4	(2,583.1)	1,938.3
Property, plant and equipment, net	597.6	—	2,859.1	—	3,456.7
Investment in subsidiaries	6,862.8	4,192.8	—	(11,055.6)	—
Deferred income taxes	—	1.0	31.1	(7.3)	24.8
Other assets	23.6	—	1,136.0	—	1,159.6
Long-term receivables—affiliates	—	1,336.2	—	(1,336.2)	—
Intangible assets, net	0.3	—	528.0	—	528.3
Goodwill	—	966.3	1,153.3	—	2,119.6
Total assets	$8,128.3	$6,496.3	$9,584.9	$(14,982.2)	$9,227.3
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$0.9	$—	$—	$—	$0.9
Accounts payable	72.3	—	640.9	(3.8)	709.4
Intercompany payables	2,402.8	—	—	(2,402.8)	—
Income taxes payable	0.4	—	21.7	—	22.1
Accrued liabilities	157.5	—	361.7	(177.9)	341.3
Total current liabilities	2,633.9	—	1,024.3	(2,584.5)	1,073.7
Long-term debt	1,347.6	1,808.8	180.0	—	3,336.4
Accrued pension liability	360.7	—	228.9	—	589.6
Deferred income taxes	16.1	4.1	535.7	(7.3)	548.6
Long-term payables—affiliates	536.6	—	799.6	(1,336.2)	—
Other liabilities	310.5	5.5	440.1	—	756.1
Total liabilities	5,205.4	1,818.4	3,208.6	(3,928.0)	6,304.4
Commitments and contingencies
Shareholders’ equity:
Common stock	166.8	—	14.6	(14.6)	166.8
Additional paid-in capital	2,276.9	4,125.7	4,808.2	(8,933.9)	2,276.9
Accumulated other comprehensive loss	(571.3)	—	(6.3)	6.3	(571.3)
Retained earnings	1,050.5	552.2	1,559.8	(2,112.0)	1,050.5
Total shareholders’ equity	2,922.9	4,677.9	6,376.3	(11,054.2)	2,922.9
Total liabilities and shareholders’ equity	$8,128.3	$6,496.3	$9,584.9	$(14,982.2)	$9,227.3

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2019
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Sales	$348.0	$—	$1,363.4	$(134.8)	$1,576.6
Operating expenses:
Cost of goods sold	328.6	—	1,163.8	(134.8)	1,357.6
Selling and administration	58.2	—	52.6	—	110.8
Restructuring charges	—	—	4.9	—	4.9
Other operating income	0.1	—	—	—	0.1
Operating (loss) income	(38.7)	—	142.1	—	103.4
Equity income in subsidiaries	81.6	69.9	—	(151.5)	—
Interest expense	30.1	31.5	4.1	(1.8)	63.9
Interest income	1.1	—	0.9	(1.8)	0.2
Non-operating pension income (expense)	5.5	—	(1.4)	—	4.1
Income before taxes	19.4	38.4	137.5	(151.5)	43.8
Income tax (benefit) provision	(24.8)	(7.5)	31.9	—	(0.4)
Net income	$44.2	$45.9	$105.6	$(151.5)	$44.2

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2019
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Sales	$1,004.8	$—	$4,088.4	$(370.3)	$4,722.9
Operating expenses:
Cost of goods sold	942.5	—	3,596.4	(370.3)	4,168.6
Selling and administration	157.8	—	157.0	—	314.8
Restructuring charges	1.4	—	11.3	—	12.7
Other operating (expense) income	(4.3)	—	4.6	—	0.3
Operating (loss) income	(101.2)	—	328.3	—	227.1
Equity income in subsidiaries	155.1	113.9	—	(269.0)	—
Interest expense	65.8	103.3	15.8	(5.7)	179.2
Interest income	3.7	—	2.7	(5.7)	0.7
Non-operating pension income (expense)	16.6	—	(4.4)	—	12.2
Other income	11.2		—		11.2
Income before taxes	19.6	10.6	310.8	(269.0)	72.0
Income tax (benefit) provision	(46.3)	(24.9)	77.3	—	6.1
Net income	$65.9	$35.5	$233.5	$(269.0)	$65.9

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

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended September 30, 2019
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Net income	$44.2	$45.9	$105.6	$(151.5)	$44.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	—	—	(15.7)	—	(15.7)
Unrealized losses on derivative contracts, net	(2.5)	—	—	—	(2.5)
Amortization of prior service costs and actuarial losses, net	4.9	—	1.0	—	5.9
Total other comprehensive income (loss), net of tax	2.4	—	(14.7)	—	(12.3)
Comprehensive income	$46.6	$45.9	$90.9	$(151.5)	$31.9

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Nine Months Ended September 30, 2019
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Net income	$65.9	$35.5	$233.5	$(269.0)	$65.9
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net	—	—	(20.7)	—	(20.7)
Unrealized losses on derivative contracts, net	(17.9)	—	—	—	(17.9)
Amortization of prior service costs and actuarial losses, net	14.8	—	2.1	—	16.9
Total other comprehensive loss, net of tax	(3.1)	—	(18.6)	—	(21.7)
Comprehensive income	$62.8	$35.5	$214.9	$(269.0)	$44.2

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

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2019
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Net operating activities	$63.5	$—	$353.1	$—	$416.6
Investing Activities
Capital expenditures	(115.4)	—	(156.4)	—	(271.8)
Proceeds from disposition of non-consolidated affiliate	20.0	—	—	—	20.0
Net investing activities	(95.4)	—	(156.4)	—	(251.8)
Financing Activities
Long-term debt:
Borrowings	800.0	—	25.0	—	825.0
Repayments	(51.1)	(543.0)	(150.0)	—	(744.1)
Common stock repurchased and retired	(135.6)	—	—	—	(135.6)
Stock options exercised	1.5	—	—	—	1.5
Dividends paid	(98.5)	—	—	—	(98.5)
Debt issuance costs	(14.4)	—	—	—	(14.4)
Intercompany financing activities	(543.0)	543.0	—	—	—
Net financing activities	(41.1)	—	(125.0)	—	(166.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.1)	—	(0.1)
Net (decrease) increase in cash and cash equivalents	(73.0)	—	71.6	—	(1.4)
Cash and cash equivalents, beginning of period	92.0	—	86.8	—	178.8
Cash and cash equivalents, end of period	$19.0	$—	$158.4	$—	$177.4

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

Executive Summary

2019 Overview

Net income was $44.2 million and $65.9 million for the three and nine months ended September 30, 2019, respectively, compared to net income of $195.1 million and $274.6 million, respectively, for the comparable prior year periods. The decrease in income from the prior year was primarily due to lower Chlor Alkali Products and Vinyls segment results, the 2018 pretax insurance recoveries for environmental costs incurred and expensed in prior years of $110.0 million and increased costs associated with the Information Technology Project (as defined below). Net income for the nine months ended September 30, 2019 also included a pretax gain of $11.2 million on the sale of our equity interest in a non-consolidated affiliate. In 2017, we began a multi-year implementation of new enterprise resource planning, manufacturing and engineering systems, and related infrastructure (collectively, the Information Technology Project).

Chlor Alkali Products and Vinyls generated segment income of $112.7 million and $303.8 million for the three and nine months ended September 30, 2019, respectively. Chlor Alkali Products and Vinyls segment income was lower than in the comparable prior year periods primarily due to lower caustic soda pricing partially offset by lower raw material costs. The nine months ended September 30, 2019 also included lower maintenance turnaround costs. Chlor Alkali Products and Vinyls segment income included depreciation and amortization expense of $122.2 million and $122.3 million for the three months ended September 30, 2019 and 2018, respectively, and $360.8 million and $355.4 million for the nine months ended September 30, 2019 and 2018, respectively.

During 2018, North America caustic soda price contract indices increased $40 per ton while the caustic soda export price indices decreased approximately $270 per metric ton. During the first half of 2019, North America caustic soda price contract indices decreased $55 per ton and caustic soda export price indices decreased an additional $30 per metric ton. During the third quarter, North America caustic soda price contract indices decreased $5 per ton and caustic soda export price indices decreased $55 per metric ton from June. During August 2019, a caustic soda price increase of $30 per ton was announced. This price increase is in the process of being implemented and while the extent to which this price increase is achieved is uncertain, the majority of the benefits, if realized, would impact fourth quarter 2019 and first quarter 2020 results.

Epoxy reported segment income of $24.2 million and $38.6 million for the three and nine months ended September 30, 2019, respectively. Epoxy segment income was impacted by lower product prices and lower volumes, partially offset by lower raw material costs, primarily benzene and propylene, compared to the prior year. For the nine months ended September 30, 2019, Epoxy segment results were also positively impacted by lower maintenance costs and unabsorbed fixed manufacturing costs associated with maintenance turnarounds. Epoxy segment income included depreciation and amortization expense of $26.9 million and $25.2 million for the three months ended September 30, 2019 and 2018, respectively, and $79.2 million and $77.0 million for the nine months ended September 30, 2019 and 2018, respectively.

Winchester reported segment income of $13.9 million and $33.1 million for the three and nine months ended September 30, 2019, respectively. Winchester segment income is higher than the three months ended September 30, 2018 primarily due to higher sales volumes and lower costs, primarily commodity and other material costs. Winchester segment income is slightly lower than the nine months ended September 30, 2018 due to lower product prices and a less favorable product mix, partially offset by lower costs, primarily commodity and other material costs. Winchester segment income included depreciation and amortization expense of $5.2 million and $4.9 million for the three months ended September 30, 2019 and 2018, respectively, and $15.2 million and $14.9 million for the nine months ended September 30, 2019 and 2018, respectively.

On January 1, 2019, we sold our 9.1% limited partnership interest in Bay Gas for $20.0 million. The sale closed on February 7, 2019 which resulted in a pretax gain of $11.2 million for the nine months ended September 30, 2019. For the year ended December 31, 2018, Chlor Alkali Products and Vinyls recorded a $21.5 million non-cash impairment charge related to an adjustment to the value of our interest in Bay Gas.

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

On August 5, 2019, we entered into an accelerated share repurchase (ASR) agreement with Goldman Sachs & Co. LLC (Goldman Sachs), a third-party financial institution, to repurchase $100.0 million of Olin’s common stock. Under this agreement, Olin paid $100.0 million to Goldman Sachs and received an initial delivery of 4.3 million shares in August 2019. The transaction had not settled as of September 30, 2019; however, upon settlement of the agreement in October 2019, we received approximately 1.4 million additional shares which resulted in a total of approximately 5.7 million shares repurchased under this ASR agreement.

On September 27, 2019, Winchester was notified that it had been selected by the United States Army to operate and manage the Lake City Army Ammunition Plant (Lake City Plant) in Independence, MO. Following a one-year transition period, Winchester will assume full operational control of the Lake City Plant on October 1, 2020. The contract has an initial term of seven years and may be extended by the United States Army for up to three additional years.

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in millions, except per share data)
Sales	$1,576.6	$1,872.4	$4,722.9	$5,311.1
Cost of goods sold	1,357.6	1,441.7	4,168.6	4,431.1
Gross margin	219.0	430.7	554.3	880.0
Selling and administration	110.8	110.8	314.8	321.6
Restructuring charges	4.9	3.3	12.7	13.7
Acquisition-related costs	—	0.4	—	1.0
Other operating income (expense)	0.1	(1.7)	0.3	6.4
Operating income	103.4	314.5	227.1	550.1
Earnings (losses) of non-consolidated affiliates	—	0.4	—	(20.2)
Interest expense	63.9	59.2	179.2	184.0
Interest income	0.2	0.3	0.7	1.1
Non-operating pension income	4.1	5.4	12.2	16.2
Other income	—	—	11.2	—
Income before taxes	43.8	261.4	72.0	363.2
Income tax (benefit) provision	(0.4)	66.3	6.1	88.6
Net income	$44.2	$195.1	$65.9	$274.6
Net income per common share:
Basic	$0.27	$1.17	$0.40	$1.64
Diluted	$0.27	$1.16	$0.40	$1.63

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Sales for the three months ended September 30, 2019 were $1,576.6 million compared to $1,872.4 million in the same period last year, a decrease of $295.8 million, or 16%. Chlor Alkali Products and Vinyls sales decreased by $174.8 million primarily due to lower caustic soda pricing. Epoxy sales decreased by $135.7 million primarily due to lower product prices, lower volumes and an unfavorable effect of foreign currency translation. Winchester sales increased by $14.7 million primarily due to higher ammunition sales to commercial customers.

Gross margin decreased $211.7 million for the three months ended September 30, 2019 compared to the prior year. Chlor Alkali Products and Vinyls gross margin decreased by $95.9 million, primarily due to lower caustic soda pricing. Epoxy gross margin decreased $7.9 million, primarily due to lower product prices and lower volumes, partially offset by lower raw material costs, primarily benzene and propylene. Winchester gross margin increased $3.4 million primarily due to higher sales volumes and lower costs. Gross margin in 2018 was positively impacted by insurance recoveries for environmental costs incurred and expensed in prior periods of $110.0 million. Gross margin as a percentage of sales decreased to 14% in 2019 from 23% in 2018.

Selling and administration expenses for the three months ended September 30, 2019 were $110.8 million, which is comparable to the prior year. Lower legal and legal-related settlement expenses of $8.6 million, primarily due to the legal fees associated with the environmental recovery actions in 2018, lower consulting and contract services of $3.7 million and lower management incentive compensation expense of $3.5 million, which includes mark-to-market adjustments on stock-based compensation expense, were primarily offset by higher costs associated with the Information Technology Project of $17.0 million. Selling and administration expenses as a percentage of sales increased to 7% in 2019 from 6% in 2018.

Restructuring charges for the three months ended September 30, 2019 and 2018 of $4.9 million and $3.3 million, respectively, were primarily associated with the March 2016 closure of 433,000 tons of chlor alkali capacity across three separate locations.

Interest expense increased by $4.7 million for the three months ended September 30, 2019, primarily due to higher interest rates. Interest expense for the three months ended September 30, 2019 and 2018 included $4.4 million and $4.0 million, respectively, of accretion expense related to the 2020 ethylene payment discount. Interest expense for the three months ended September 30, 2019 also included $2.8 million for the write-off of unamortized deferred debt issuance costs associated with the 2029 Notes and 2019 Senior Credit Facility issuance. Interest expense for the three months ended September 30, 2019 and 2018 was reduced by capitalized interest of $3.0 million and $2.1 million, respectively.

Other operating income (expense) for the three months ended September 30, 2018 included a $1.7 million loss on the sale of land.

Non-operating pension income includes all components of pension and other postretirement income (costs) other than service costs.

The effective tax rate for the three months ended September 30, 2019 included a benefit associated with the finalization of the Internal Revenue Service (IRS) review of years 2013 to 2015 U.S. income tax claims, a benefit associated with stock-based compensation, a benefit associated with prior year tax positions, a benefit from foreign tax law changes, a benefit from the remeasurement of deferred taxes due to a decrease in our state effective tax rates, an expense from a change in tax contingencies and an expense from a net increase in the valuation allowance related to state deferred tax assets. These factors resulted in a net $24.0 million tax benefit. After giving consideration to these items, the effective tax rate for the three months ended September 30, 2019 of 53.9% was higher than the 21% U.S. federal statutory rate, primarily due to state taxes, foreign income taxes and foreign income inclusions and a net increase in the valuation allowance related to losses in foreign jurisdictions, partially offset by favorable permanent salt depletion deductions.  The effective tax rate for the three months ended September 30, 2018 included a benefit associated with stock-based compensation, a benefit associated with the estimated increase of the one-time 2017 Tax Act provisional tax benefit, a benefit associated with prior year tax positions, an expense from a net increase in the valuation allowance related to deferred tax assets in foreign jurisdictions and a benefit from the remeasurement of deferred taxes due to a decrease in our state effective tax rates. These factors resulted in a net $0.5 million tax benefit. After giving consideration to these items, the effective tax rate for the three months ended September 30, 2018 of 25.6% was higher than the 21% U.S. federal statutory rate, primarily due to state taxes, foreign income taxes and U.S. minimum tax on foreign earnings, partially offset by favorable permanent salt depletion deductions.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Sales for the nine months ended September 30, 2019 were $4,722.9 million compared to $5,311.1 million in the same period last year, a decrease of $588.2 million, or 11%. Chlor Alkali Products and Vinyls sales decreased by $348.2 million, primarily due to lower caustic soda pricing, partially offset by higher ethylene dichloride (EDC), chlorine and other chlorine-derivatives pricing. Epoxy sales decreased by $240.0 million primarily due to lower product prices and an unfavorable effect of foreign currency translation.

Gross margin decreased $325.7 million for the nine months ended September 30, 2019 compared to the prior year. Chlor Alkali Products and Vinyls gross margin decreased by $203.2 million, primarily due to lower caustic soda pricing, partially offset by lower raw material costs. Winchester gross margin decreased $1.9 million primarily due to lower product prices, partially offset by lower costs. Epoxy gross margin increased $2.0 million primarily due to lower maintenance costs and unabsorbed fixed manufacturing costs associated with maintenance turnarounds and lower raw material costs, primarily benzene and propylene, partially offset by lower product prices. Gross margin in 2018 was positively impacted by insurance recoveries for environmental costs incurred and expensed in prior periods of $110.0 million.  Gross margin as a percentage of sales decreased to 12% in 2019 from 17% in 2018.

Selling and administration expenses for the nine months ended September 30, 2019 were $314.8 million, a decrease of $6.8 million from the prior year. The decrease was primarily due to lower legal and legal-related settlement expenses of $20.4 million, primarily due to the legal fees associated with the environmental recovery actions in 2018, lower consulting and contract services of $11.6 million and lower management incentive compensation expense of $7.4 million, which includes mark-to-market adjustments on stock-based compensation expense. The nine months ended September 30, 2019 also included higher costs associated with the Information Technology Project of $34.6 million. Selling and administration expenses as a percentage of sales increased to 7% in 2019 from 6% in 2018.

Restructuring charges for the nine months ended September 30, 2019 and 2018 of $12.7 million and $13.7 million, respectively, were primarily associated with the March 2016 closure of 433,000 tons of chlor alkali capacity across three separate locations.

Other operating income (expense) for the nine months ended September 30, 2018 included a $1.7 million loss on the sale of land and an $8.0 million insurance recovery for a second quarter 2017 business interruption at our Freeport, TX vinyl chloride monomer facility.

Earnings (losses) of non-consolidated affiliates for the nine months ended September 30, 2018 reflect a $21.5 million non-cash impairment charge.

Interest expense decreased by $4.8 million for the nine months ended September 30, 2019, primarily due to a lower level of debt outstanding partially offset by higher interest rates. Interest expense for the nine months ended September 30, 2019 and 2018 included $12.6 million and $11.9 million, respectively, of accretion expense related to the 2020 ethylene payment discount. Interest expense for the nine months ended September 30, 2019 and 2018 was reduced by capitalized interest of $8.7 million and $4.7 million, respectively.

Non-operating pension income includes all components of pension and other postretirement income (costs) other than service costs.

Other income for the nine months ended September 30, 2019 included a gain of $11.2 million on the sale of our equity interest in a non-consolidated affiliate.

The effective tax rate for the nine months ended September 30, 2019 included a benefit associated with the finalization of the IRS review of years 2013 to 2015 U.S. income tax claims, a benefit associated with stock-based compensation, a benefit associated with prior year tax positions, a benefit from foreign tax law changes, a benefit from the remeasurement of deferred taxes due to a decrease in our state effective tax rates, a benefit from a net decrease in the valuation allowance related to state deferred tax assets and an expense from a change in tax contingencies. These factors resulted in a net $24.3 million tax benefit. After giving consideration to these items, the effective tax rate for the nine months ended September 30, 2019 of 42.2% was higher than the 21% U.S. federal statutory rate primarily due to state taxes, foreign income taxes and foreign income inclusions and a net increase in the valuation allowance related to losses in foreign jurisdictions, partially offset by favorable permanent salt depletion deductions. The effective tax rate for the nine months ended September 30, 2018 included a benefit associated with stock-based compensation, a benefit from a change in tax contingencies, a benefit related to a foreign dividend payment, a benefit associated with the estimated increase of the one-time 2017 Tax Act provisional tax benefit, a benefit associated with prior year tax positions, an expense from a net increase in the valuation allowance related to deferred tax assets in foreign jurisdictions and a benefit from the remeasurement of deferred taxes due to a decrease in our state effective tax rates. These factors resulted in a net $2.7 million tax benefit. After giving consideration to these items, the effective tax rate for the nine months ended September 30, 2018 of 25.1% was higher than the 21% U.S. federal statutory rate primarily due to state taxes, foreign income taxes and U.S. minimum tax on foreign earnings, partially offset by favorable permanent salt depletion deductions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales:	($ in millions)
Chlor Alkali Products and Vinyls	$876.3	$1,051.1	$2,657.7	$3,005.9
Epoxy	511.6	647.3	1,554.4	1,794.4
Winchester	188.7	174.0	510.8	510.8
Total sales	$1,576.6	$1,872.4	$4,722.9	$5,311.1
Income before taxes:
Chlor Alkali Products and Vinyls(1)	$112.7	$210.8	$303.8	$490.7
Epoxy	24.2	31.1	38.6	33.8
Winchester	13.9	10.3	33.1	34.1
Corporate/other:
Environmental income (expense)(2)	0.8	110.8	(18.2)	104.1
Other corporate and unallocated costs(3)	(43.4)	(42.7)	(117.8)	(124.5)
Restructuring charges	(4.9)	(3.3)	(12.7)	(13.7)
Acquisition-related costs	—	(0.4)	—	(1.0)
Other operating income (expense)(4)	0.1	(1.7)	0.3	6.4
Interest expense	(63.9)	(59.2)	(179.2)	(184.0)
Interest income	0.2	0.3	0.7	1.1
Non-operating pension income	4.1	5.4	12.2	16.2
Other income(5)	—	—	11.2	—
Income before taxes	$43.8	$261.4	$72.0	$363.2

(1)
Earnings (losses) of non-consolidated affiliates are included in the Chlor Alkali Products and Vinyls segment results consistent with management’s monitoring of the operating segments. The earnings of non-consolidated affiliates were $0.4 million for the three months ended September 30, 2018. The losses of non-consolidated affiliates were $20.2 million for the nine months ended September 30, 2018, which reflect a $21.5 million non-cash impairment charge recorded during the second quarter of 2018.

(2)
Environmental income (expense) for the nine months ended September 30, 2019 included $4.8 million of an environmental insurance-related settlement gain. Environmental income (expense) for both the three and nine months ended September 30, 2018 included pretax insurance recoveries for environmental costs incurred and expensed in prior periods of $110.0 million.

(3)
Other corporate and unallocated costs included costs associated with the implementation of the Information Technology Project for the three months ended September 30, 2019 and 2018 of $24.5 million and $7.5 million, respectively, and for the nine months ended September 30, 2019 and 2018 of $60.1 million and $25.5 million, respectively.

(4)
Other operating income (expense) for both the three and nine months ended September 30, 2018 included a $1.7 million loss on the sale of land. For the nine months ended September 30, 2018, we also recognized an insurance recovery of $8.0 million in other operating income (expense) for a second quarter 2017 business interruption at our Freeport, TX vinyl chloride monomer facility.

(5)	Other income for the nine months ended September 30, 2019 included a gain of $11.2 million on the sale of our equity interest in a non-consolidated affiliate.

Chlor Alkali Products and Vinyls

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Chlor Alkali Products and Vinyls sales for the three months ended September 30, 2019 were $876.3 million compared to $1,051.1 million for the same period in 2018, a decrease of $174.8 million, or 17%. The sales decrease was primarily due to lower caustic soda pricing and volumes.

Chlor Alkali Products and Vinyls segment income was $112.7 million for the three months ended September 30, 2019 compared to $210.8 million for the same period in 2018, a decrease of $98.1 million, or 47%. The decrease in Chlor Alkali Products and Vinyls segment income was primarily due to lower product prices ($102.5 million) and lower volumes ($39.5 million), both primarily caustic soda, partially offset by lower raw materials and operating costs ($43.9 million). Chlor Alkali Products and Vinyls segment income included depreciation and amortization expense of $122.2 million and $122.3 million for the three months ended September 30, 2019 and 2018, respectively.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Chlor Alkali Products and Vinyls sales for the nine months ended September 30, 2019 were $2,657.7 million compared to $3,005.9 million for the same period in 2018, a decrease of $348.2 million, or 12%. The sales decrease was primarily due to lower caustic soda pricing and lower volumes, partially offset by higher EDC, chlorine and other chlorine-derivatives pricing.

Chlor Alkali Products and Vinyls segment income was $303.8 million for the nine months ended September 30, 2019 compared to $490.7 million for the same period in 2018, a decrease of $186.9 million, or 38%. The decrease in Chlor Alkali Products and Vinyls segment income was primarily due to lower product prices ($250.3 million) and lower volumes ($37.7 million), both primarily caustic soda. Partially offsetting these decreases were lower raw material and operating costs ($54.0 million) and lower maintenance turnaround costs ($25.6 million). Chlor Alkali Products and Vinyls 2018 segment income was also negatively impacted by a non-cash impairment charge associated with our investment in a non-consolidated affiliate ($21.5 million).  Chlor Alkali Products and Vinyls segment income included depreciation and amortization expense of $360.8 million and $355.4 million for the nine months ended September 30, 2019 and 2018, respectively.

Epoxy

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Epoxy sales for the three months ended September 30, 2019 were $511.6 million compared to $647.3 million for the same period in 2018, a decrease of $135.7 million, or 21%. The sales decrease was primarily due to lower product prices ($75.5 million), decreased volumes ($48.8 million) and an unfavorable effect of foreign currency translation ($11.4 million).

Epoxy segment income was $24.2 million for the three months ended September 30, 2019 compared to $31.1 million for the same period in 2018, a decrease of $6.9 million, or 22%. The decrease in segment income was primarily due to lower product prices ($75.5 million) and lower volumes ($10.5 million), partially offset by lower raw material costs ($67.7 million) and lower operating costs ($11.4 million). The impact of foreign currency translation on Epoxy segment income was not material as a significant percentage of our Euro denominated sales are of products manufactured within Europe.  As a result, the impact of foreign currency translation on revenue is primarily offset by the impact of foreign currency translation on raw materials and manufacturing costs also denominated in Euros.  Epoxy segment income included depreciation and amortization expense of $26.9 million and $25.2 million for the three months ended September 30, 2019 and 2018, respectively.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Epoxy sales for the nine months ended September 30, 2019 were $1,554.4 million compared to $1,794.4 million for the same period in 2018, a decrease of $240.0 million, or 13%. The sales decrease was primarily due to lower product prices ($185.0 million), an unfavorable effect of foreign currency translation ($52.9 million) and decreased volumes ($2.1 million).

Epoxy segment income was $38.6 million for the nine months ended September 30, 2019 compared to $33.8 million for the same period in 2018, an increase of $4.8 million, or 14%. The increase in segment income was primarily due to lower maintenance costs and unabsorbed fixed manufacturing costs associated with maintenance turnarounds ($40.2 million), decreased operating costs ($7.9 million) and lower raw material costs ($158.9 million), primarily benzene and propylene, partially offset by lower product prices ($185.0 million) and decreased volumes with an unfavorable product mix ($17.2 million). A significant percentage of our Euro denominated sales are of products manufactured within Europe.  As a result, the impact of foreign currency translation on revenue is primarily offset by the impact of foreign currency translation on raw materials and manufacturing costs also denominated in Euros.  Epoxy segment income included depreciation and amortization expense of $79.2 million and $77.0 million for the nine months ended September 30, 2019 and 2018, respectively.

Winchester

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Winchester sales were $188.7 million for the three months ended September 30, 2019 compared to $174.0 million for the same period in 2018, an increase of $14.7 million, or 8%. The sales increase was primarily due to higher ammunition sales to commercial customers ($12.8 million) and increased sales to military customers and law enforcement agencies ($1.9 million).

Winchester segment income was $13.9 million for the three months ended September 30, 2019 compared to $10.3 million for the same period in 2018, an increase of $3.6 million, or 35%. The increase in segment income was due to higher sales volumes ($3.7 million) and lower costs ($1.5 million), primarily commodity and other material costs, partially offset by lower product prices ($1.6 million). Winchester segment income included depreciation and amortization expense of $5.2 million and $4.9 million for the three months ended September 30, 2019 and 2018, respectively.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Winchester sales were $510.8 million for both the nine months ended September 30, 2019 and 2018. Higher ammunition sales to commercial customers ($5.7 million) were offset by lower ammunition sales to military customers and law enforcement agencies ($5.7 million).

Winchester segment income was $33.1 million for the nine months ended September 30, 2019 compared to $34.1 million for the same period in 2018, a decrease of $1.0 million, or 3%. The decrease in segment income was due to lower product prices ($6.3 million) and a less favorable product mix ($2.5 million), partially offset by lower costs ($7.8 million), primarily commodity and other material costs. Winchester segment income included depreciation and amortization expense of $15.2 million and $14.9 million for the nine months ended September 30, 2019 and 2018, respectively.

Corporate/Other

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

For the three months ended September 30, 2019, credits to income for environmental investigatory and remedial activities were $0.8 million compared to $110.8 million for the three months ended September 30, 2018, which include $110.0 million of insurance recoveries for environmental costs incurred and expensed in prior periods.  Without these recoveries in 2018, credits to income for environmental investigatory and remedial activities would have been $0.8 million.  These credits related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the three months ended September 30, 2019, other corporate and unallocated costs were $43.4 million compared to $42.7 million for the three months ended September 30, 2018, an increase of $0.7 million. The increase was primarily due to higher costs associated with the Information Technology Project of $17.0 million partially offset by lower legal and legal-related settlement expenses of $8.7 million, primarily due to the legal fees associated with the environmental recovery actions in 2018, decreased management incentive expense of $2.4 million, which includes mark-to-market adjustments on stock-based compensation expense, a favorable foreign currency impact of $2.2 million and lower consulting charges of $1.6 million.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

For the nine months ended September 30, 2019, charges to income for environmental investigatory and remedial activities were $18.2 million, which includes $4.8 million of an environmental insurance-related settlement gain. For the nine months ended September 30, 2018, credits to income for environmental investigatory and remedial activities were $104.1 million, which include $110.0 million of insurance recoveries for environmental costs incurred and expensed in prior periods.  Without these recoveries, charges to income for environmental investigatory and remedial activities in 2019 and 2018 would have been $23.0 million and $5.9 million, respectively.  The increase in environmental expense from the prior year primarily relates to a $20.0 million increase in costs at a former manufacturing site resulting from revised remediation estimates as a result of agency action.  These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the nine months ended September 30, 2019, other corporate and unallocated costs were $117.8 million compared to $124.5 million for the nine months ended September 30, 2018, a decrease of $6.7 million. The decrease was primarily due to lower legal and legal-related settlement expenses of $20.1 million, primarily due to the legal fees associated with the environmental recovery actions in 2018, lower consulting charges of $8.8 million, a favorable foreign currency impact of $6.4 million and decreased management incentive expense of $6.2 million, which includes mark-to-market adjustments on stock-based compensation expense. These decreases were partially offset by higher costs associated with the Information Technology Project of $34.6 million.

Outlook

Fourth quarter 2019 earnings are forecast to be lower compared to third quarter 2019. We expect fourth quarter 2019 Chlor Alkali Products and Vinyls segment earnings to decrease sequentially from the third quarter primarily due to lower pricing. We expect fourth quarter 2019 Epoxy segment earnings to decrease sequentially from the third quarter primarily due to lower product pricing and decreased volumes from normal seasonality. Raw material costs, primarily benzene and propylene, are expected to be comparable to third quarter. Winchester fourth quarter segment earnings are expected to decline sequentially in the fourth quarter which is the weakest seasonal period for commercial ammunition sales.

Chlor Alkali Products and Vinyls 2019 segment income is expected to be lower than 2018 segment income of $637.1 million reflecting lower pricing, primarily caustic soda, partially offset by lower raw material and operating costs and lower maintenance turnaround costs.

Epoxy 2019 segment results are expected to be lower to the 2018 segment income of $52.8 million as lower raw material costs, primarily benzene and propylene, and lower planned maintenance turnaround costs are expected to be more than offset by lower product pricing.

Winchester 2019 segment income is expected to be similar to the 2018 segment income of $38.4 million primarily due to lower commodity and other material costs and lower operating costs offset by declines in commercial pricing. Military and other government sales are expected to be consistent with 2018.

Other Corporate and Unallocated costs in 2019 are expected to be similar to the 2018 Other Corporate and Unallocated costs of $158.3 million due to higher costs associated with the Information Technology Project, offset by lower legal and legal-related settlement expenses and lower management incentive expense, which includes mark-to-market adjustments on stock-based compensation. Costs associated with the Information Technology Project are estimated to increase approximately $40 million in 2019 compared to 2018, which includes duplicative costs incurred to maintain legacy systems while transitioning to new systems.

Excluding the $4.8 million environmental insurance-related settlement gain, we anticipate full year 2019 environmental expenses in the $25 million to $30 million range compared to $7.3 million, excluding the $111.0 million of insurance recoveries, in 2018.

We expect 2019 to also include pretax restructuring costs totaling approximately $15 million and a pretax gain of $11.2 million on the sale of our equity interest in a non-consolidated affiliate.

We expect non-operating pension income in 2019 to be in the $15 million to $20 million range compared to $21.7 million in 2018. During the third quarter of 2019, we made a discretionary cash contribution to our domestic qualified defined benefit pension plan of $12.5 million. Based on our plan assumptions and estimates, we will not be required to make any additional cash contributions to our domestic qualified defined benefit pension plan in 2019. We have several international qualified defined benefit pension plans for which we anticipate cash contributions of less than $5 million in 2019.

In 2019, we currently expect our capital spending to be in the $350 million to $400 million range, including the investment associated with the Information Technology Project of approximately $70 million. We expect 2019 depreciation and amortization expense to be in the $590 million to $610 million range.

We currently believe 2019 income tax will be a benefit of $21 million to zero. We expect cash taxes paid to be in the $30 to $35 million range, primarily due to earnings in foreign jurisdictions.

Environmental Matters

Environmental provisions (credited) charged to income, which are included in cost of goods sold, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in millions)
Provisions (credited) charged to income	$(0.8)	$(0.8)	$23.0	$5.9
Recoveries for costs incurred and expensed	—	(110.0)	(4.8)	(110.0)
Environmental (income) expense	$(0.8)	$(110.8)	$18.2	$(104.1)

Provisions (credited) charged to income for the nine months ended September 30, 2019 include a $20.0 million increase in costs at a former manufacturing site resulting from revised remediation estimates as a result of agency action during the second quarter of 2019.  During the third quarter of 2018, we settled certain disputes with respect to insurance coverage for costs at various environmental remediation sites for $120.0 million. Environmental (income) expense for both the three and nine months ended September 30, 2018 include insurance recoveries for environmental costs incurred and expensed in prior periods of $110.0 million.  The recoveries were reduced by estimated liabilities of $10.0 million associated with claims by subsequent owners of certain of the settled environmental sites. Environmental (income) expense for the nine months ended September 30, 2019 included $4.8 million of recoveries associated with resolving the outstanding third party claims against the proceeds from the 2018 environmental insurance settlement.

Our liabilities for future environmental expenditures were as follows:

	September 30,
	2019	2018
	($ in millions)
Balance at beginning of year	$125.6	$131.6
Charges to income	23.0	5.9
Remedial and investigatory spending	(8.7)	(8.4)
Foreign currency translation adjustments	0.2	(0.1)
Balance at end of period	$140.1	$129.0

Environmental investigatory and remediation activities spending was associated with former waste disposal sites and past manufacturing operations. Spending in 2019 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be approximately $14 million. Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we expect to incur to protect our interests against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $8.6 million at September 30, 2019. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and operation, maintenance and monitoring (OM&M) expenses that, in our experience, we expect to incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M. Charges to income for investigatory and remedial efforts were material to our operating results in 2019 and may be material to our operating results in 2020.

The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $140.1 million, $125.6 million and $129.0 million at September 30, 2019, December 31, 2018 and September 30, 2018, respectively, of which $123.1 million, $108.6 million and $109.0 million, respectively, were classified as other noncurrent liabilities. These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities.

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

Olin and Oxy Vinyls, L.P. (Oxy) have a long-term chlorine supply agreement, which is the subject of a pricing dispute. The dispute is pending in the United States District Court for the Southern District of Texas. Any losses related to this contract dispute are not currently estimable because of unresolved questions of fact and law but, if resolved unfavorably to Olin, they could have a material adverse effect on our financial position, cash flows or results of operations.

Olin, K.A. Steel Chemicals (a wholly owned subsidiary of Olin) and other caustic soda producers were named as defendants in six purported class action civil lawsuits filed March 22, 25 and 26, 2019 and April 12, 2019 in the U.S. District Court for the Western District of New York on behalf of the respective named plaintiffs and a putative class comprised of all persons and entities who purchased caustic soda in the U.S. directly from one or more of the defendants, their parents, predecessors, subsidiaries or affiliates at any time between October 1, 2015 and the present.  Olin, K.A. Steel Chemicals and other caustic soda producers were also named as defendants in two purported class action civil lawsuits filed July 25 and 29, 2019 in the U.S. District Court for the Western District of New York on behalf of the respective named plaintiffs and a putative class comprised of all persons and entities who purchased caustic soda in the U.S. indirectly from distributors at any time between October 1, 2015 and the present.  The other defendants named in the lawsuits are Occidental Petroleum Corporation, Occidental Chemical Corporation d/b/a OxyChem, Westlake Chemical Corporation, Shin-Etsu Chemical Co., Ltd., Shintech Incorporated, Formosa Plastics Corporation, and Formosa Plastics Corporation, U.S.A. The lawsuits allege the defendants conspired to fix, raise, maintain and stabilize the price of caustic soda, restrict domestic (U.S.) supply of caustic soda and allocate caustic soda customers. Plaintiffs seek an unspecified amount of damages and injunctive relief. We believe we have meritorious legal positions and will continue to represent our interests vigorously in this matter. Any losses related to this matter are not currently estimable because of unresolved questions of fact and law, but, if resolved unfavorably to Olin, could have a material adverse effect on our financial position, cash flows or results of operations.

We, and our subsidiaries, are defendants in various other legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities. As of September 30, 2019, December 31, 2018 and September 30, 2018, our condensed balance sheets included accrued liabilities for these other legal actions of $13.2 million, $15.6 million and $14.8 million, respectively. These liabilities do not include costs associated with legal representation. Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these other legal actions will materially adversely affect our financial position, cash flows or results of operations. In connection with the October 5, 2015 acquisition of Dow’s U.S. Chlor Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses, the prior owner of the businesses retained liabilities related to litigation to the extent arising prior to October 5, 2015.

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

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data

	Nine Months Ended September 30,
	2019	2018
Provided By (Used For)	($ in millions)
Net operating activities	$416.6	$586.3
Capital expenditures	(271.8)	(274.5)
Proceeds from disposition of non-consolidated affiliate	20.0	—
Net investing activities	(251.8)	(271.6)
Long-term debt borrowings (repayments), net	80.9	(253.7)
Common stock repurchased and retired	(135.6)	(16.8)
Debt issuance costs	(14.4)	(8.5)
Net financing activities	(166.1)	(376.1)

Operating Activities

For the nine months ended September 30, 2019, cash provided by operating activities decreased by $169.7 million from the nine months ended September 30, 2018, primarily due to a decrease in operating results partially offset by a decrease in the investment in working capital from the prior year. For the nine months ended September 30, 2019, working capital increased $79.9 million compared to an increase of $192.9 million for the nine months ended September 30, 2018. Receivables increased by $77.4 million from December 31, 2018, primarily as a result of a decrease in receivables sold under the accounts receivable factoring arrangement. The increased working capital for the nine months ended September 30, 2018 was primarily due to a $120.0 million receivable of insurance recoveries for environmental costs, which was collected in October 2018.

Investing Activities

Capital spending of $271.8 million for the nine months ended September 30, 2019 was $2.7 million higher than the corresponding period in 2018. For the total year 2019, we expect our capital spending to be in the $350 million to $400 million range, which is expected to include $70 million for the Information Technology Project. For the total year 2019, depreciation and amortization expense is forecast to be in the $590 million to $610 million range.

During 2017, we began a multi-year implementation of the Information Technology Project. The project is planned to standardize business processes across the chemicals businesses with the objective of maximizing cost effectiveness, efficiency and control across our global operations. The project is anticipated to be substantially completed during 2020. Total capital spending is forecast to be $250 million and associated expenses are forecast to be $100 million. Our results for the nine months ended September 30, 2019 included $53.3 million of capital spending and $60.1 million of expenses associated with this project. Our results for the nine months ended September 30, 2018 included $54.2 million of capital spending and $25.5 million of expenses associated with this project.

On January 1, 2019, we sold our 9.1% limited partnership interest in Bay Gas for $20.0 million. The sale closed on February 7, 2019 which resulted in a gain of $11.2 million.

Financing Activities

For the nine months ended September 30, 2019, we made long-term debt repayments of $744.1 million, which included $543.0 million related to the $1,375.0 million term loan facility and $150.0 million related to the Receivables Financing Agreement.

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

For the nine months ended September 30, 2019, we paid debt issuance costs of $14.4 million, primarily for the issuance of the 2029 Notes and 2019 Senior Credit Facility. For the nine months ended September 30, 2018, we paid debt issuance costs of $8.5 million for the issuance of the 2030 Notes.

For the nine months ended September 30, 2019 and 2018, we repurchased and retired 6.0 million and 0.5 million shares, respectively, with a total cost of $135.6 million and $16.8 million, respectively. Subsequent to the settlement of the ASR transaction in October 2019, 7.4 million shares were repurchased at a cost of $135.6 million.

The percent of total debt to total capitalization increased to 55.6% as of September 30, 2019 from 53.3% as of December 31, 2018 as a result of lower shareholders’ equity primarily resulting from the payment of quarterly cash dividends and share repurchases.

In the first three quarters of 2019 and 2018, we paid a quarterly dividend of $0.20 per share. Dividends paid for the nine months ended September 30, 2019 and 2018, were $98.5 million and $100.3 million, respectively. On October 23, 2019, our board of directors declared a dividend of $0.20 per share on our common stock, payable on December 10, 2019 to shareholders of record on November 12, 2019.

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

Liquidity and Other Financing Arrangements

Our principal sources of liquidity are from cash and cash equivalents, cash flow from operations and borrowings under our Delayed Draw Term Loan, 2019 Senior Revolving Credit Facility, Receivables Financing Agreement and AR Facilities. Additionally, we believe that we have access to the debt and equity markets.

On July 16, 2019, Olin issued $750.0 million aggregate principal amount of 5.625% senior notes due August 1, 2029, which were registered under the Securities Act of 1933, as amended. Proceeds from the 2029 Notes were used to redeem the remaining balance of the $1,375.0 million Term Loan Facility of $493.0 million and $150.0 million of the Receivables Financing Agreement.

On July 16, 2019, Olin also entered into a new five-year, $2,000.0 million senior credit facility, which replaces the existing $1,975.0 million senior credit facility. The 2019 Senior Credit Facility will mature in July 2024. The 2019 Senior Credit Facility includes a senior unsecured delayed-draw term loan facility in an aggregate principal amount of up to $1,200.0 million and an $800.0 million senior unsecured revolving credit facility. The 2019 Senior Revolving Credit Facility includes a $100.0 million letter of credit subfacility. At September 30, 2019, we had $796.5 million available under our $800.0 million 2019 Senior Revolving Credit Facility because we had issued $3.5 million of letters of credit.  The Delayed Draw Term Loan Facility will be available on a delayed basis in up to three draws to be made on or prior to November 29, 2020. We expect the proceeds from the Delayed Draw Term Loan Facility will be used to redeem the 9.75% senior notes due 2023 and the 10.00% senior notes due 2025 on or about October 15, 2020.

Under the Senior Credit Facility, we may select various floating-rate borrowing options. The actual interest rate paid on borrowings under the Senior Credit Facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the applicable facility for the prior fiscal quarter.  The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on the operating cash flows. We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of September 30, 2019, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As of September 30, 2019, there were no covenants or other restrictions that would have limited our ability to borrow under these facilities.

The overall decrease in cash for the nine months ended September 30, 2019 primarily reflects our dividend payments, capital spending and share repurchases, partially offset by our operating results. We believe, based on current and projected levels of cash flow from our operations, together with our cash and cash equivalents on hand and the availability to borrow under our 2019 Senior Revolving Credit Facility, Delayed Draw Term Loan Facility, Receivables Financing Agreement and AR Facilities, we have sufficient liquidity to meet our short-term and long-term needs to make required payments of interest on our debt, fund our operating needs, fund working capital, fund the fourth quarter 2020 ethylene investment to Dow and capital expenditure requirements and comply with the financial ratios in our debt agreements.

On April 26, 2018, our board of directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $500.0 million.  This program will terminate upon the purchase of $500.0 million of our common stock. For the nine months ended September 30, 2019 and 2018, 6.0 million and 0.5 million shares, respectively, were repurchased and retired at a cost of $135.6 million and $16.8 million, respectively. As of September 30, 2019, we had repurchased a total of $185.6 million of our common stock, representing 8.1 million shares, and $314.4 million of common stock remained authorized to be repurchased.

On August 5, 2019, we entered into an ASR agreement with Goldman Sachs, a third-party financial institution to repurchase $100.0 million of Olin’s common stock. Under this agreement, Olin paid $100.0 million to Goldman Sachs and received an initial delivery of 4.3 million shares in August 2019. The transaction had not settled as of September 30, 2019; however, upon settlement of the agreement in October 2019, we received approximately 1.4 million additional shares which resulted in a total of approximately 5.7 million shares repurchased under this ASR agreement.

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

On December 20, 2016, we entered into a three-year, $250.0 million Receivables Financing Agreement with PNC Bank, National Association, as administrative agent (Receivables Financing Agreement). Under the Receivables Financing Agreement, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the Receivables Financing Agreement incorporates the leverage and coverage covenants that are contained in the 2019 Senior Credit Facility. During the three months ended September 30, 2019, the outstanding balance of the Receivables Financing Agreement of $150.0 million was repaid with proceeds from the issuance of $750.0 million senior notes due 2029. On July 16, 2019, the existing agreement was extended to July 15, 2022 and downsized to $10.0 million with the option to expand to $300.0 million. As of September 30, 2019, we had zero drawn and $10.0 million additional borrowing capacity under the Receivables Financing Agreement. As of December 31, 2018 and September 30, 2018, we had $125.0 million and $180.0 million, respectively, drawn under the Receivables Financing Agreement.

Olin also has trade accounts receivable factoring arrangements (AR Facilities) and pursuant to the terms of the AR Facilities, certain of our subsidiaries may sell their accounts receivable up to a maximum of $315.0 million. We will continue to service the outstanding accounts sold. These receivables qualify for sales treatment under ASC 860 and, accordingly, the proceeds are included in net cash provided by operating activities in the condensed statements of cash flows. The gross amount of receivables sold for the nine months ended September 30, 2019 and 2018 totaled $778.9 million and $1,199.8 million, respectively.  The agreements are without recourse and therefore no recourse liability has been recorded as of September 30, 2019, December 31, 2018 and September 30, 2018.  As of September 30, 2019, December 31, 2018 and September 30, 2018, $107.4 million, $132.4 million and $134.4 million, respectively, of receivables qualifying for sales treatment were outstanding and will continue to be serviced by us.

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

For the nine months ended September 30, 2019, cash provided by operating activities decreased by $169.7 million from the nine months ended September 30, 2018, primarily due to a decrease in operating results partially offset by a decrease in the investment in working capital from the prior year. For the nine months ended September 30, 2019, working capital increased $79.9 million compared to an increase of $192.9 million for the nine months ended September 30, 2018. Receivables increased by $77.4 million from December 31, 2018, primarily as a result of a decrease in receivables sold under the accounts receivable factoring arrangement. The increased working capital for the nine months ended September 30, 2018 was primarily due to a $120.0 million receivable of insurance recoveries for environmental costs, which was collected in October 2018.

Capital spending of $271.8 million for the nine months ended September 30, 2019 was $2.7 million higher than the corresponding period in 2018. For the total year 2019, we expect our capital spending to be in the $350 million to $400 million range, which is expected to include $70 million for the Information Technology Project. For the total year 2019, depreciation and amortization expense is forecast to be in the $590 million to $610 million range.

At September 30, 2019, we had total letters of credit of $71.2 million outstanding, of which $3.5 million were issued under our 2019 Senior Revolving Credit Facility. The letters of credit were used to support certain long-term debt, certain workers compensation insurance policies, certain plant closure and post-closure obligations and certain international pension funding requirements.

Our current debt structure is used to fund our business operations. As of September 30, 2019, we had long-term borrowings, including the current installment and capital lease obligations, of $3,340.1 million, of which $155.9 million was at variable rates. Included within long-term borrowings on the condensed balance sheets were deferred debt issuance costs and deferred losses on fair value interest rate swaps. Commitments from banks under our 2019 Senior Revolving Credit Facility, Delayed Draw Term Loan Facility, Receivables Financing Agreement and AR Facilities are additional sources of liquidity.

In April 2016, we entered into three tranches of forward starting interest rate swaps whereby we agreed to pay fixed rates to the counterparties who, in turn, pay us floating rates on $1,100.0 million, $900.0 million, and $400.0 million of our underlying floating-rate debt obligations. Each tranche’s term length was for twelve months beginning on December 31, 2016, December 31, 2017, and December 31, 2018, respectively. The counterparties to the agreements were SMBC Capital Markets, Inc., Wells Fargo, PNC Bank, National Association and Toronto-Dominion Bank. We designated the swaps as cash flow hedges of the risk of changes in interest payments associated with our variable-rate borrowings. In July 2019, we terminated the remaining interest rate swap which resulted in a gain of $1.8 million that was recognized in interest expense. For the three months ended September 30, 2019 and 2018, $1.8 million and $2.5 million, respectively, and for the nine months ended September 30, 2019 and 2018, $4.3 million and $5.9 million, respectively, of income was recorded to interest expense on the accompanying condensed statements of operations related to these swap agreements.

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

We designated the April 2016 and October 2016 interest rate swap agreements as fair value hedges of the risk of changes in the value of fixed-rate debt due to changes in interest rates for a portion of our fixed-rate borrowings. In August 2019, we terminated the April 2016 and October 2016 interest rate swaps which resulted in a loss of $2.3 million that will be deferred as an offset to the carrying value of the related debt and will be recognized to interest expense through October 2025.  As of September 30, 2019, $2.3 million of this loss was included in long-term debt. For the three months ended September 30, 2019 and 2018, $0.9 million and $0.6 million, respectively, and for the nine months ended September 30, 2019 and 2018, $2.6 million and $0.9 million, respectively, of expense was recorded to interest expense on the accompanying condensed statements of operations related to these swap agreements.

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

In June 2016, the FASB issued ASU 2016-03, “Measurement of Credit Losses on Financial Instruments,” (ASU 2016-03) which amends ASC 326 “Financial Instruments—Credit Losses.”  Subsequent to the issuance of ASU 2016-03, ASC 326 was amended by various updates that amend and clarify the impact and implementation of the aforementioned update.  The new guidance introduces the current expected credit loss (CECL) model, which will require an entity to record an allowance for credit losses for certain financial instruments and financial assets, including trade receivables, based on expected losses rather than incurred losses.  Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument.  This update is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  The guidance in this update has various elements, some of which are applied on a prospective basis and others on a retrospective basis, with earlier application permitted.  We plan to adopt this update on January 1, 2020 and do not expect the update to have a material impact on our consolidated financial statements and related disclosures.

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

Energy costs, including electricity and natural gas, and certain raw materials used in our production processes are subject to price volatility. Depending on market conditions, we may enter into futures contracts, forward contracts, commodity swaps and put and call option contracts in order to reduce the impact of commodity price fluctuations. As of September 30, 2019, we maintained open positions on commodity contracts with a notional value totaling $167.6 million ($116.5 million at December 31, 2018 and $122.8 million at September 30, 2018). Assuming a hypothetical 10% increase in commodity prices which are currently hedged, as of September 30, 2019, we would experience a $16.8 million ($11.7 million at December 31, 2018 and $12.3 million at September 30, 2018) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.

We transact business in various foreign currencies other than the USD which exposes us to movements in exchange rates which may impact revenue and expenses, assets and liabilities and cash flows. Our significant foreign currency exposure is denominated with European currencies, primarily the Euro, although exposures also exist in other currencies of Asia Pacific, Latin America, Middle East and Africa. For all derivative positions, we evaluated the effects of a 10% shift in exchange rates between those currencies and the USD, holding all other assumptions constant. Unfavorable currency movements of 10% would negatively affect the fair values of the derivatives held to hedge currency exposures by $20.4 million. These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Our current debt structure is used to fund business operations, and commitments from banks under our 2019 Senior Revolving Credit Facility, Delayed Draw Term Loan, Receivables Financing Agreement and AR Facilities are additional sources of liquidity. As of September 30, 2019, December 31, 2018 and September 30, 2018, we had long-term borrowings, including current installments and capital lease obligations, of $3,340.1 million, $3,230.3 million and $3,337.3 million, respectively, of which $155.9 million, $823.9 million and $945.9 million at September 30, 2019, December 31, 2018 and September 30, 2018, respectively, were issued at variable rates. Included within long-term borrowings on the condensed balance sheets were deferred debt issuance costs and deferred losses on fair value interest rate swaps.

Assuming no changes in the $155.9 million of variable-rate debt levels from September 30, 2019, we estimate that a hypothetical change of 100-basis points in the LIBOR interest rates would impact annual interest expense by $1.6 million.

Our interest rate swaps reduced interest expense by $0.9 million and $1.9 million for the three months ended September 30, 2019 and 2018, respectively, and $1.7 million and $5.0 million for the nine months ended September 30, 2019 and 2018, respectively.

If the actual changes in commodities, foreign currency, or interest pricing is substantially different than expected, the net impact of commodity risk, foreign currency risk, or interest rate risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

Item 4. Controls and Procedures.

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

In 2017, we began a multi-year implementation of new enterprise resource planning, manufacturing, and engineering systems. The project includes the required information technology infrastructure (collectively, the Information Technology Project).  Implementing the Information Technology Project involves significant changes in business processes and extensive organizational training.  During the second and third quarters of 2019, we implemented portions of the Information Technology Project to support and integrate significant processes, some of which relate to internal control over financial reporting and disclosure controls and procedures.  We believe we have taken and will continue to take the necessary steps to implement, monitor and maintain appropriate internal controls during the Information Technology Project transition period.  In connection with the Information Technology Project, we expect there will be a significant redesign of our business processes, some of which relate to internal control over financial reporting and disclosure controls.  Other than the aforementioned Information Technology Project, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II — Other Information

Item 1. Legal Proceedings.

Olin and several other companies entered into an Administrative Order on Consent (AOC) with the United States Environmental Protection Agency in 1997 to perform a remedial investigation and feasibility study with respect to the Central Chemical Superfund Site (the Site) in Hagerstown, Maryland.  Olin and several other companies also are parties to a Consent Decree with the United States and the State of Maryland to perform remedial design and action with respect to a portion of the Site.  The Consent Decree was entered by the United States District Court for the District of Maryland on September 29, 2015. The United States and the State of Maryland contend that Olin and the other parties to the AOC and the Consent Decree have violated the terms of the AOC and the Consent Decree with respect to sampling reporting and analysis.  The United States and the State of Maryland made a demand for stipulated penalties under the AOC and Consent Decree that, after the dispute resolution process, resulted in a negotiated settlement payment of stipulated penalties in the amount of $0.7 million.  Olin’s portion of the stipulated penalty was $0.1 million, which has been satisfied.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not Applicable.

(b)	Not Applicable.

(c)
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2019	328,886	$21.30	328,886
August 1-31, 2019	4,428,694	$18.48	4,428,694
September 1-30, 2019	—	—	—
Total				314,377,184	(1)

(1)
On April 26, 2018, our board of directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $500.0 million.  This program will terminate upon the purchase of $500.0 million of our common stock. Through September 30, 2019, 8,100,057 shares had been repurchased at a total value of $185,622,816 and $314,377,184 of common stock remained available for purchase under the program.

(2)
On August 5, 2019, we entered into an accelerated share repurchase (ASR) agreement with Goldman Sachs & Co. LLC, a third-party financial institution, to repurchase $100.0 million of Olin’s common stock. This authorization was granted under the April 26, 2018 share repurchase program and reduced the remaining authorized repurchase amount under that program by $100.0 million. In connection with this agreement, we initially received 4,333,694 shares which have been included in the August share repurchase total. The transaction had not settled as of September 30, 2019; however, upon settlement of the agreement in October 2019, we received approximately 1.4 million additional shares which resulted in a total of approximately 5.7 million shares repurchased under this ASR agreement.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

Exhibit	Exhibit Description

10.1	Master Confirmation - Accelerated Share Repurchase, dated August 5, 2019, between Olin Corporation and Goldman Sachs & Co. LLC—Exhibit 10.1 to Olin’s Form 8-K dated August 5, 2019*

10.2	Olin Stock Option/Performance Share Continuation Provisions for Olin Employees, as amended effective August 20, 2019—Exhibit 10.1 to Olin’s Form 8-K dated August 20, 2019*

11	Computation of Per Share Earnings (included in Note 10 “Earnings Per Share” to Notes to Condensed Financial Statements in Item 1)

31.1	Section 302 Certification Statement of Chief Executive Officer

31.2	Section 302 Certification Statement of Chief Financial Officer

32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded in the Exhibit 101 Interactive Data Files)

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

Date: November 1, 2019