Form 10-K
period 2019-12-31
OLIN Corp
filed 2020-02-25
CIK 74303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2019, the aggregate market value of registrant’s common stock, $1.00 par value per share, held by non-affiliates of registrant was approximately $3,583,520,505 based on the closing sale price as reported on the New York Stock Exchange.
As of January 31, 2020, 157,722,254 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Olin’s Annual Meeting of Shareholders to be held in 2020	Part III

PART I

Item 1.  BUSINESS

GENERAL

Olin Corporation (Olin) is a Virginia corporation, incorporated in 1892, having its principal executive offices in Clayton, MO.  We are a manufacturer concentrated in three business segments:  Chlor Alkali Products and Vinyls, Epoxy and Winchester.  The Chlor Alkali Products and Vinyls segment manufactures and sells chlorine and caustic soda, ethylene dichloride and vinyl chloride monomer, methyl chloride, methylene chloride, chloroform, carbon tetrachloride, perchloroethylene, trichloroethylene and vinylidene chloride, hydrochloric acid, hydrogen, bleach products and potassium hydroxide, which represent 56% of 2019 sales.  The Epoxy segment produces and sells a full range of epoxy materials, including allyl chloride, epichlorohydrin, liquid epoxy resins, solid epoxy resins and downstream products such as differentiated epoxy resins and additives, which represent 33% of 2019 sales. The Winchester segment produces and sells sporting ammunition, reloading components, small caliber military ammunition and components, and industrial cartridges, which represent 11% of 2019 sales.  See our discussion of our segment disclosures contained in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

In May 2019, our Chief Executive Officer executed the annual Section 303A.12(a) CEO Certification required by the New York Stock Exchange (NYSE), certifying that he was not aware of any violation of the NYSE’s corporate governance listing standards by us.  Additionally, our Chief Executive Officer and Chief Financial Officer executed the required Sarbanes-Oxley Act of 2002 Sections 302 and 906 certifications relating to this Annual Report on Form 10-K, which are filed with the SEC as exhibits to this Annual Report on Form 10-K.

PRODUCTS, SERVICES AND STRATEGIES

Chlor Alkali Products and Vinyls

Products and Services

We have been involved in the chlor alkali industry for more than 125 years and are a major participant in the global chlor alkali industry.  Chlorine, caustic soda and hydrogen are co-produced commercially by the electrolysis of salt.  These co-produced products are produced simultaneously, and in a fixed ratio of 1.0 ton of chlorine to 1.1 tons of caustic soda and 0.03 tons of hydrogen.  The industry refers to this as an Electrochemical Unit or ECU.  With a demonstrated capacity of 5.8 million ECUs as of the end of 2019, we have the largest global chlor alkali capacity, according to data from IHS Markit (IHS). IHS is a global information consulting company established in 1959 that provides information to a variety of industries.

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

Our Chlor Alkali Products and Vinyls segment is one of the largest global marketers of caustic soda, including caustic soda produced by The Dow Chemical Company (Dow) in Brazil. The off-take arrangement with Dow in Brazil entitles the Chlor Alkali Products and Vinyls segment the right to market and sell the caustic soda produced at Dow’s Aratu, Brazil site. The diversity of caustic soda sourcing allows us to cost effectively supply customers worldwide. Caustic soda has a wide variety of end-use applications, the largest of which includes water treatment, alumina, pulp and paper, urethanes, detergents and soaps and a variety of other organic and inorganic chemicals.

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

We also manufacture and sell other chlor alkali-related products, including hydrochloric acid, sodium hypochlorite (bleach) and potassium hydroxide, which we refer to as co-products. The production of co-products, chlorinated organics products and epoxy resins generally consume chlorine as a raw material creating downstream applications that upgrade the value of chlorine and enable caustic soda production. Our industry leadership in the production of chlorinated organics and epoxy resins, as well as other co-products, offer us nineteen integrated outlets for our captive chlorine.

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

Our Chlor Alkali Products and Vinyls segment maintains strong relationships with Dow as both a customer and supplier. These relationships are maintained through long-term cost based contracts that provide us with a reliable supply of key raw materials and predictable and consistent demand for our end use products. Key products sold to Dow include chlorine, caustic soda, chlorinated organics and VCM. Key raw materials received from Dow include ethylene and electricity. Ethylene is supplied for the vinyls business under a long-term supply arrangement with Dow whereby we receive ethylene at integrated producer economics.

Electricity, salt, ethylene and methanol are the major purchased raw materials for our Chlor Alkali Products and Vinyls segment.  Electricity is the single largest raw material component in the production of Chlor Alkali Products and Vinyls’ products. Approximately 74% of our electricity is generated from natural gas or hydroelectric sources.  Approximately 66% of our salt requirements are met by internal supply. Methanol is sourced domestically and internationally primarily from large producers. The high volume nature of the chlor alkali industry places an emphasis on cost management and we believe that our scale, integration and raw material positions make us one of the low cost producers in the industry.

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

Capitalize on Our Low Cost Position. Our advantaged cost position is derived from low cost energy, scale, integration, and deep-water ports. We expect to maximize our low cost position to ship our products to customers worldwide.

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

The Epoxy segment serves a diverse array of applications, including wind energy, electrical laminates, consumer goods and composites, as well as numerous applications in civil engineering and protective coatings. The Epoxy segment has important relationships with established customers, some of which span decades. The Epoxy segment’s primary geographies are North America and Western Europe. The segment’s product is delivered primarily by marine vessel, deep-water and coastal barge, railcar and truck.

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

Our Epoxy segment maintains strong relationships with Dow as both a customer and supplier. These relationships are maintained through long-term cost based contracts that provide us with a reliable supply of key raw materials. Key products sold to Dow include aromatics and key raw materials received from Dow include benzene and propylene.

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

Strategies

Continue to Focus on Capturing the Full Value of Our Asset Base. The Epoxy segment continues to focus on fully utilizing our integrated asset base. We expect to optimize our production capabilities allowing us to more fully benefit from our access to low cost materials and significant operational flexibility.

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

Winchester

Products and Services

In 2020, Winchester is in its 154th year of operation and its 90th year as part of Olin.  Winchester is a premier developer and manufacturer of small caliber ammunition for sale to domestic and international retailers (commercial customers), law enforcement agencies and domestic and international militaries.  We believe we are a leading U.S. producer of ammunition for recreational shooters, hunters, law enforcement agencies and the U.S. Armed Forces. Winchester also manufacturers industrial products that have various applications in the construction industry.

On September 27, 2019, Winchester was notified that it had been selected by the United States Army to operate and manage the Lake City Army Ammunition Plant (Lake City Plant) in Independence, MO. Following a one-year transition period, Winchester will assume full operational control of the Lake City Plant on October 1, 2020. The contract has an initial term of seven years and may be extended by the United States Army for up to three additional years. The contract is expected to increase Winchester’s annual revenue by $450 million to $550 million.

In September 2019, U.S. Customs and Border Protection, Department of Homeland Security awarded Winchester a $10 million, one-year sole source contract for 9mm handgun duty ammunition.

In April 2019, Winchester was awarded a $5 million, four-year contract from the U.S. Secret Service for 5.56mm rifle training ammunition.

In March 2019, the Canadian Border Services Agency awarded Winchester a $5 million, four-year contract for 9mm handgun training ammunition.

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

Winchester has strong relationships throughout the sales and distribution chain and strong ties to traditional dealers and distributors.  Winchester has also built its business with key high-volume mass merchants and specialty sporting goods retailers.  Winchester has consistently developed industry-leading ammunition, which is recognized in the industry for manufacturing excellence, design innovation and consumer value. Winchester’s new ammunition products continue to receive awards from major industry publications and organizations, with recent awards including: National Association of Sporting Goods Wholesalers in partnership with the Professional Outdoor Media Association’s Caliber Award for “Best New Ammunition” in 2019; American Hunter magazine’s Golden Bullseye Award as “Ammunition Product of the Year” in 2018; Guns & Ammo magazine’s “Ammunition of the Year” award in 2019 and 2017; and American Rifleman magazine’s Golden Bullseye Award as “Ammunition Product of the Year” in 2017.

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

The following table lists principal products and services of our Winchester segment.

Products & Services	Major End Uses	Plants & Facilities	Major Raw Materials & Components for Products/Services
Winchester® sporting ammunition (shotshells, small caliber centerfire & rimfire ammunition)	Hunters & recreational shooters, law enforcement agencies	East Alton, IL Oxford, MS	brass, lead, steel, plastic, propellant, explosives

Small caliber military ammunition	Infantry and mounted weapons	East Alton, IL Oxford, MS	brass, lead, propellant, explosives

Industrial products (8 gauge loads & powder-actuated tool loads)	Maintenance applications in power & concrete industries, powder-actuated tools in construction industry	East Alton, IL Oxford, MS	brass, lead, plastic, propellant, explosives

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

Cost Reduction Strategy. Winchester plans to continue to focus on strategies that will lower our costs. During 2018, we initiated a cost reduction plan which has permanently closed the ammunition assembly operations at our Winchester facility in Geelong, Australia. Subsequent to the facility’s closure, product for customers in the region are sourced from Winchester manufacturing facilities located in the United States.

INTERNATIONAL OPERATIONS

Olin has an international presence, including the geographic regions of Europe, Asia Pacific and Latin America. Approximately 41% of Olin’s 2019 sales were generated outside of the U.S., including 32% of our Chlor Alkali Products and Vinyls 2019 segment sales, 67% of our Epoxy 2019 segment sales and 9% of our Winchester 2019 segment sales. See Note 21 “Segment Information” of the notes to consolidated financial statements contained in Item 8, for geographic segment data.  We are incorporating our segment information from that Note into this section of our Form 10-K.

CUSTOMERS AND DISTRIBUTION

Products we sell to industrial or commercial users or distributors for use in the production of other products constitute a major part of our total sales.  We sell some of our products, such as epoxy resins, caustic soda and sporting ammunition, to a large number of users or distributors, while we sell other products, such as chlorine and chlorinated organics, in substantial quantities to a relatively small number of industrial users.  Olin has significant relationships with a few customers including Dow, who was our largest customer by revenue in 2019, representing approximately 15% of our total sales. We expect this relationship to continue to be significant to Olin and to represent more than 10% of our annual sales in the future. No other single customer accounted for more than 5% of sales. We discuss the customers for each of our three business segments in more detail above under “Products and Services.”

We market most of our products and services primarily through our sales force and sell directly to various industrial customers, mass merchants, retailers, wholesalers, other distributors and the U.S. Government and its prime contractors.

Sales to all U.S. Government agencies and sales under U.S. Government contracting activities in total accounted for approximately 3% of sales in 2019.  Because we engage in some government contracting activities and make sales to the U.S. Government, we are subject to extensive and complex U.S. Government procurement laws and regulations.  These laws and regulations provide for ongoing government audits and reviews of contract procurement, performance and administration.
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

BACKLOG

The total amount of estimated backlog was approximately $151 million and $224 million as of January 31, 2020 and 2019, respectively.  The backlog orders are associated with contractual orders in our Winchester business.  Backlogs in our other businesses are not significant. Backlog is comprised of all open customer orders which have been received, but not yet shipped.  The backlog was estimated based on expected volume to be shipped from firm contractual orders, which are subject to customary terms and conditions, including cancellation and modification provisions. Approximately 96% of contracted backlog as of January 31, 2020 is expected to be fulfilled during 2020, with the remainder expected to be fulfilled during 2021.

COMPETITION

We are in active competition with businesses producing or distributing the same or similar products, as well as, in some instances, with businesses producing or distributing different products designed for the same uses.

Chlor alkali manufacturers in North America, with approximately 17 million tons of chlorine and 18 million tons of caustic soda capacity, accounted for approximately 17% of worldwide chlor alkali production capacity.  In 2019, according to IHS, we have the largest chlor alkali capacity in North America and globally. While the technologies to manufacture and transport chlorine and caustic soda are widely available, the production facilities require large capital investments, and are subject to significant regulatory and permitting requirements. Approximately 76% of the total North American chlor alkali capacity is located in the U.S. Gulf Coast region. There is a worldwide market for caustic soda, which attracts imports and allows exports depending on market conditions. Other large chlor alkali producers in North America include The Occidental Petroleum Corporation (Oxy) and Westlake Chemical Corporation (Westlake).

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

We are among the largest manufacturers in the U.S. of commercial small caliber ammunition based on independent market research sponsored by the National Shooting Sports Foundation (NSSF).  Formed in 1961, NSSF has a membership of more than 12,000 manufacturers, distributors, firearms retailers, shooting ranges, sportsmen’s organizations and publishers. According to NSSF-sponsored research, our Winchester business, Vista Outdoor Inc. (Vista), and Remington Outdoor Company, Inc. (Remington) are the three largest commercial ammunition manufacturers in the U.S.  The ammunition industry is highly competitive with Olin, Vista, Remington, numerous smaller domestic manufacturers and foreign producers competing for sales to the commercial ammunition customers.  Many factors influence our ability to compete successfully, including price, delivery, service, performance, product innovation and product recognition and quality, depending on the product involved.

EMPLOYEES

As of December 31, 2019, we had approximately 6,500 employees, with 5,300 working in the U.S. and 1,200 working in foreign countries.  Various labor unions represent a significant number of our hourly-paid employees for collective bargaining purposes.

The following labor contract will be required to be negotiated in 2020:

Location	Number of Employees	Expiration Date
Lake City Army Ammunition Plant (Winchester)	1,447*	October 2020
*Lake City Plant personnel are not employees of Olin as of December 31, 2019.

While we believe our relations with our employees and their various representatives are generally satisfactory, we cannot assure that we can conclude this labor contract or any other labor agreements without work stoppages and cannot assure that any work stoppages will not have a material adverse effect on our business, financial condition or results of operations.

RESEARCH ACTIVITIES; PATENTS

Our research activities are conducted on a product-group basis at a number of facilities.  Company-sponsored research expenditures were $16.5 million in 2019, $14.9 million in 2018 and $14.5 million in 2017.

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

The principal basic raw materials for our production of Chlor Alkali Products and Vinyls’ products are electricity, salt, ethylene and methanol.  Electricity is the predominant energy source for our manufacturing facilities.  Approximately 74% of our electricity is generated from natural gas or hydroelectric sources. We have long-term power supply contracts with Dow in addition to utilizing our own power assets, which allow for cost differentiation at specific U.S. manufacturing sites. A portion of our purchases of raw materials, including ethylene, are made under long-term supply agreements, while approximately 66% of the salt used in our Chlor Alkali Products and Vinyls segment is produced from internal resources. Methanol is sourced domestically and internationally primarily from large producers.

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

We are a party to various government and private environmental actions associated with former waste disposal sites and past manufacturing facilities.  Charges to income for investigatory and remedial efforts were $25.3 million, $7.3 million and $10.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. These charges may be material to operating results in future years. These charges do not include insurance recoveries for costs incurred and expensed in prior periods.

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

CORPORATE RESPONSIBILITY

At Olin, we are committed to corporate responsibility to ensure the long-term success of our business, our collective global society and the well-being of our environment. We focus our corporate responsibility efforts on the areas of: (1) environment, health, safety and security, (2) sustainability and responsibility and (3) product responsibility. We value collaboration and commit to working with other organizations to encourage collective action for improving corporate responsibility. Additional information related to our corporate responsibility initiatives, practices, activities, goals and related information, as well as future updates, can be found in the Corporate Responsibility section of our website at www.olin.com.

Environment, Health, Safety and Security

Olin is strongly committed to excellence in protecting the environment, health, safety and security of our employees and those who live and work around our plants. Our operations worldwide comply with all local requirements and implement other standards as required to protect the environment, health, safety and security of our operations. We are committed to the guiding principles of the chemical industry's Responsible Care® initiative around the globe to drive continuous improvement and achieve excellence in environmental, health, safety and security performance. Our safety, health and environmental strategy and goals are designed to sustain our drive to zero incidents. Relentlessly and responsibly, we constantly emphasize the importance of monitoring the safety, security and environmental impact of our plants. Through our day-to-day vigilance, Olin strives to continue to be recognized as one of the industry’s best performers.

Our corporate values of Integrity, Helping Customers Succeed, Continuous Improvement and our People are part of our culture. These values are also reflected in our Environment, Health, Safety and Security (EHS&S) policy and practice. Olin leadership visibly performs and guides the organization to conduct business in a manner that protects and increasingly benefits our employees, business partners and the communities in which we live. All employees have responsibilities within our management systems necessary to sustain our drive to zero incidents. Full year 2019 was the second consecutive year that Olin achieved a decline for total safety and environmental events, which includes reportable injuries, process safety events, environmental events, and distribution events. We also experienced a decline for the third consecutive year for recordable injuries and the third consecutive year with zero severity safety events.

Sustainability and Responsibility

We strongly believe in meeting the needs of the present without compromising the needs of future generations. We recognize the impact our company has on our natural resources and are committed to the guiding principles of Responsible Care®. This also means striving for a company culture responsible to the ongoing economic goals of our employees and shareholders.

At Olin, we integrate sustainability in everything we do as a Responsible Corporate Citizen. We value and respect our people, the communities in which we operate, our customers and the environment. We commit to making a contribution to the protection of the world and its future condition through the safety and efficiency of our business practices - from supply to manufacture to delivery and ultimately the end-use of our products. Our focus on continuous improvement throughout our history drives our business. Focused on four sustainability pillars, we are challenging ourselves to advance those opportunities where our impact on the planet, our operations and our people and communities is most meaningful:

Energy and Climate Mindfulness
Olin systematically and strategically manages our energy and carbon footprint, driving greater efficiency and increasing utilization of renewable resources.

Resource Efficiency
Olin effectively manages critical resources to minimize consumption and waste, increase reuse and recycle of materials and drive operations efficiency.

Product Sustainability and Commercial Outreach
Olin’s products and processes contribute to sustainable opportunities and innovation, enabling safe handling and distribution throughout the supply chain.

Employee and Community Care

Olin provides equal opportunities to employees and ensures the ongoing safety and livelihood of our people and communities.

We have developed a strategy and global initiative to track our greenhouse gas (GHG) emissions, water usage, waste disposal and energy consumption and efficiency at our facilities.  We are committed to improving our use of resources, acting on opportunities to reduce our environmental footprint and setting targets for improvement. We understand that maintaining safe, sustainable operations has an impact on us, our communities, the environment and our collective future. We continue to invest to develop safer, cleaner and more efficient products and processes.

Product Responsibility

We take great pride in distributing and handling our products safely and enabling our customers to do the same. Our product stewardship and quality practices are aligned with our core values, the American Chemistry Council’s Product Safety Code under Responsible Care®, and other globally recognized standards. We apply these standards to our chemical business segments and relevant subsidiaries to ensure compliance with applicable global regulations, evaluation, continuous improvement and transparency of relevant production information. Additionally, Winchester ammunition is designed and manufactured in accordance with the voluntary industry standards published by the Sporting Arms and Ammunition Manufacturers’ Institute. We are deeply committed to ammunition education and advocate strongly for the belief that it is important to take the necessary steps to be trained and educated when handling and using a firearm for recreational purposes, both for experienced and novice participants. Our goal is to meet or exceed guidelines in every instance. Olin Leadership demonstrates its commitment to these standards through active participation and communication concerning product safety, within our organization and to external stakeholders.

Item 1A.  RISK FACTORS

In addition to the other information in this Form 10-K, the following factors should be considered in evaluating Olin and our business.  All of our forward-looking statements should be considered in light of these factors.  Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect us.
Sensitivity to Global Economic Conditions and Cyclicality—Our operating results could be negatively affected during economic and industry downturns.
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
Although a majority of our sales are within North America, a large part of our financial performance is dependent upon a healthy economy beyond North America because we have a significant amount of sales abroad and our customers sell their products abroad. As a result, our business is and will continue to be affected by general economic conditions and other factors in Europe, Asia Pacific, particularly China, and Latin America, including fluctuations in interest rates, customer demand, labor and energy costs, currency changes and other factors beyond our control, such as public health epidemics. The demand for our products and our customers’ products is directly affected by such fluctuations. In addition, our customers could decide to move some or all of their production to locations that are more remote from our facilities, and this could reduce demand for our products. We cannot assure you that events having an adverse effect on the industries in which we operate will not occur or continue, such as a downturn in the European, Asian Pacific, particularly Chinese, Latin American, or world economies, increases in interest rates or unfavorable currency fluctuations. Economic conditions in other regions of the world, predominantly Asia and Europe, can increase the amount of caustic soda produced and available for export to North America. The increased caustic soda supply can put downward pressure on our caustic soda prices, negatively impacting our profitability.
Cyclical Pricing Pressure—Our profitability could be reduced by declines in average selling prices of our products, particularly chlorine and caustic soda.
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
Our Winchester and Epoxy segments are also subject to changes in operating results as a result of cyclical pricing pressures, but to a lesser extent than our Chlor Alkali Products and Vinyls segment. Selling prices of ammunition and epoxy materials are affected by changes in raw material costs and availability, customer demand, industry production capacity and declines in average selling prices of products of our Winchester and Epoxy segments could adversely affect our profitability.
Suppliers—We rely on a limited number of third-party suppliers for specified feedstocks and services.
We obtain a significant portion of our raw materials from a few key suppliers. If any of these suppliers fail to meet their obligations under present or any future supply agreements, we may be forced to pay higher prices or incur higher costs to obtain the necessary raw materials. Any interruption of supply or any price increase of raw materials could have a material adverse effect on our business, financial condition and results of operations. We have entered into long-term agreements with Dow to provide specified feedstocks and services for a number of our facilities. These facilities are dependent upon Dow’s infrastructure for services such as wastewater and ground water treatment. Any failure of Dow to perform its obligations under those agreements could adversely affect the operation of the affected facilities and our business, financial condition and results of operations. Most of these agreements are automatically renewable after their initial terms, but may be terminated by us or Dow after specified notice periods. If we are required to obtain an alternate source for these feedstocks or services, we may not be able to obtain pricing on as favorable terms. Additionally, we may be forced to pay additional transportation costs or to invest in capital projects for pipelines or alternate facilities to accommodate railcar or other delivery methods or to replace other services.
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
Feedstock and energy costs generally follow price trends in crude oil and natural gas, which are sometimes volatile. Ultimately, the ability to pass on underlying cost increases in a timely manner or at all is dependent on market conditions. Conversely, when feedstock and energy costs decline, selling prices generally decline as well. As a result, volatility in these costs could impact our business, financial condition and results of operations.
If the availability of any of our principal feedstocks is limited or we are unable to obtain natural gas or energy from any of our energy sources, we may be unable to produce some of our products in the quantities demanded by our customers, which could have a material adverse effect on plant utilization and our sales of products requiring such raw materials. We have long-term supply contracts with various third parties for certain raw materials, including ethylene, electricity, propylene and benzene. As these contracts expire, we may be unable to renew these contracts or obtain new long-term supply agreements on terms comparable or as favorable to us, depending on market conditions, which may have a material adverse effect on our business, financial condition and results of operations. In addition, many of our long-term contracts contain provisions that allow our suppliers to limit the amount of raw materials shipped to us below the contracted amount in force majeure or similar circumstances. If we are required to obtain alternate sources for raw materials because our suppliers are unwilling or unable to perform under raw material supply agreements or if a supplier terminates its agreements with us, we may not be able to obtain these raw materials from alternative suppliers or obtain new long-term supply agreements on terms comparable or as favorable to us.
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
For example, if our feedstock and energy costs increase, and we are unable to control those costs or pass the increased costs on to customers, our profitability in our Chlor Alkali Products and Vinyls and Epoxy segments would be negatively affected. Similarly, costs of commodity metals and other materials used in our Winchester business, such as copper and lead, can vary. If we experience significant increases in these costs and are unable to raise our prices to offset the higher costs, the profitability in our Winchester business would be negatively affected.
Third-Party Transportation—We rely heavily on third-party transportation, which subjects us to risks and costs that we cannot control, and which risks and costs may have a material adverse effect on our financial position or results of operations.
We rely heavily on railroad, truck, marine vessel, barge and other shipping companies to transport finished products to customers and to transport raw materials to the manufacturing facilities used by each of our businesses. These transport operations are subject to various hazards and risks, including extreme weather conditions, work stoppages and operating hazards, as well as domestic and international transportation and maritime regulations. In addition, the methods of transportation we utilize, including shipping chlorine and other chemicals by railroad and by barge, may be subject to additional, more stringent and more costly regulations in the future. If we are delayed or unable to ship finished products or unable to obtain raw materials as a result of any such new or modified regulations or public policy changes related to transportation safety, or these transportation companies’ failure to operate properly, or if there are significant changes in the cost of these services due to new additional regulations, or otherwise, we may not be able to arrange efficient alternatives and timely means to obtain raw materials or ship goods, which could result in a material adverse effect on our business, financial position or results of operations. If any third-party railroad that we utilize to transport chlorine and other chemicals ceases to transport certain hazardous materials, or if there are significant changes in the cost of shipping hazardous materials by rail or otherwise, we may not be able to arrange efficient alternatives and timely means to deliver our products or at all, which could result in a material adverse effect on our business, financial position or results of operations.
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
We are dependent upon the continued safe and reliable operation of our production facilities. Our production facilities are subject to hazards associated with the manufacture, handling, storage and transportation of chemical materials and products and ammunition, including leaks and ruptures, explosions, fires, inclement weather and natural disasters, unexpected utility disruptions or outages, unscheduled downtime, equipment failure, terrorism, transportation interruptions, transportation accidents involving our chemical products, chemical spills and other discharges or releases of toxic or hazardous substances or gases and environmental hazards. Due to the integrated nature of our large chemical sites, an incident at one plant could impact production across multiple plants at a facility. From time to time in the past, we have had incidents that have temporarily shut down or otherwise disrupted our manufacturing, causing production delays and resulting in liability for workplace injuries and fatalities. Some of our products involve the manufacture and/or handling of a variety of explosive and flammable materials. Use of these products by our customers could also result in liability if an explosion, fire, spill or other accident were to occur. We cannot assure you that we will not experience these types of incidents in the future or that these incidents will not result in production delays or otherwise have a material adverse effect on our business, financial condition or results of operations. Major hurricanes have caused significant disruption in our operations on the U.S. Gulf Coast, logistics across the region and the supply of certain raw materials, which have had an adverse impact on volume and cost for some of our products. Due to the substantial presence we have on the U.S. Gulf Coast, similar severe weather conditions or other natural phenomena in the future could negatively affect our results of operations, for which we may not be fully insured.

Credit Facility—Weak industry conditions could affect our ability to comply with the financial maintenance covenants in our senior credit facility.
Our senior credit facility includes certain financial maintenance covenants requiring us to not exceed a maximum leverage ratio and to maintain a minimum coverage ratio.
Depending on the magnitude and duration of economic or industry downturns affecting our businesses, including deterioration in prices and volumes, there can be no assurance that we will continue to be in compliance with these ratios. If we failed to comply with either of these covenants in a future period and were not able to obtain waivers from the lenders, we would need to refinance our current senior credit facility. However, there can be no assurance that such refinancing would be available to us on terms that would be acceptable to us or at all.
Information Security—A failure of our information technology systems, or an interruption in their operation due to internal or external factors including cyber-attacks, could have a material adverse effect on our business, financial condition or results of operations.
Our operations are dependent on our ability to protect our information systems, computer equipment and information databases from systems failures. We rely on both internal information technology systems and certain external services and service providers to manage the day-to-day operation of our business, operate elements of our manufacturing facilities, manage relationships with our employees, customers and suppliers, fulfill customer orders and maintain our financial and accounting records. Failure of any one or more than one of our information technology systems could be caused by internal or external events, such as incursions by intruders or hackers, computer viruses, cyber-attacks, failures in hardware or software, or power or telecommunication fluctuations or failures. The failure of our information technology systems to perform as anticipated for any reason or any significant breach of security could disrupt our business and result in numerous adverse consequences, including reduced effectiveness and efficiency of operations, increased costs or loss of important information, any of which could have a material adverse effect on our business, financial condition or results of operations. We have technology and information security processes, periodic external service and service provider reviews, insurance policies and disaster recovery plans in place to mitigate our risk to these vulnerabilities. However, these measures may not be adequate to ensure that our operations will not be disrupted or our financial impact minimalized, should such an event occur.

Integration of Information Technology Systems—Operation on multiple Enterprise Resource Planning (ERP) information systems, and the conversion to a new system, may negatively impact our operations.
We are highly dependent on our information systems infrastructure in order to process orders, track inventory, ship products in a timely manner, prepare invoices to our customers, make payments to our suppliers, maintain regulatory compliance and otherwise carry on our business in the ordinary course. We currently operate on multiple ERP information systems. Since we are required to process and reconcile our information from multiple systems, the chance of errors is greater. Inconsistencies in the information from multiple ERP systems could adversely impact our ability to manage our business efficiently and may result in heightened risk to our ability to maintain our books and records and comply with regulatory requirements. In 2017, we began a multi-year implementation of new enterprise resource planning, manufacturing, and engineering systems. The project includes the required information technology infrastructure (collectively, the Information Technology Project). The project is planned to standardize business processes across the chemicals businesses with the objective of maximizing cost effectiveness, efficiency and control across our global operations. At the end of 2019, Olin had successfully converted approximately 35% of our chemical business users to the new enterprise resource planning systems. The project is anticipated to be substantially completed during 2020. The transition to a new ERP system involves numerous risks, including:

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
Imbalance in Demand for Our Chlor Alkali Products—A loss of a substantial customer for either our chlorine or caustic soda could cause an imbalance in customer demand for these products, which could have an adverse effect on our results of operations.
Chlorine and caustic soda are produced simultaneously and in a fixed ratio of 1.0 ton of chlorine to 1.1 tons of caustic soda. The loss of a substantial chlorine or caustic soda customer could cause an imbalance in customer demand for either our chlorine and caustic soda products. An imbalance in customer demand may require Olin to reduce production of both chlorine and caustic soda or take other steps to correct the imbalance. Since Olin cannot store large quantities of chlorine, we may not be able to respond to an imbalance in customer demand for these products quickly or efficiently. If a substantial imbalance occurred, we would need to reduce prices or take other actions that could have a material adverse impact on our business, results of operations and financial condition.
Indebtedness—Our indebtedness could adversely affect our financial condition.
As of December 31, 2019, we had $3,340.8 million of indebtedness outstanding. Outstanding indebtedness does not include amounts that could be borrowed under our $800.0 million senior revolving credit facility, under which $796.5 million was available for borrowing as of December 31, 2019 because we had issued $3.5 million of letters of credit. As of December 31, 2019, our indebtedness represented 58.0% of our total capitalization. At December 31, 2019, $2.1 million of our indebtedness was due within one year. Despite our level of indebtedness, we expect to continue to have the ability to borrow additional debt.
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
Legislation or regulations that may be adopted or modified by U.S. or foreign governments, including legislation or regulations intended to address climate change, import and export duties and quotas, anti-dumping measures and related tariffs, and tax regulation could significantly affect the sales, costs and profitability of our business. The chemical and ammunition industries are subject to legislative and regulatory actions, which could have a material adverse effect on our business, financial position or results of operations. Existing and future government regulations and laws may reduce the demand for our products or impact our ability to use or manufacture certain products, which could have a material adverse effect on our business, financial condition and results of operations. A material change in tax laws, treaties or regulations in the jurisdictions in which we operate or a change in their interpretation or application could have a material adverse effect on our business, financial condition and results of operations.
Environmental Costs—We have ongoing environmental costs, which could have a material adverse effect on our financial position or results of operations.
Our operations and assets are subject to extensive environmental, health and safety regulations, including laws and regulations related to air emissions, water discharges, waste disposal and remediation of contaminated sites. The nature of our operations and products, including the raw materials we handle, exposes us to the risk of liabilities, obligations or claims under these laws and regulations due to the production, storage, use, transportation and sale of materials that can adversely impact the environment or cause personal injury, including, in the case of chemicals, unintentional releases into the environment. Environmental laws may have a significant effect on the costs of use, transportation, handling and storage of raw materials and finished products, as well as the costs of storage, handling, treatment, transportation and disposal of wastes. In addition, we are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites. We have incurred, and expect to incur, significant costs and capital expenditures in complying with environmental laws and regulations.
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
In addition, future events, such as changes to or more rigorous enforcement of environmental laws or new information about the extent of remediation required, could require us to make additional expenditures, modify or curtail our operations and/or install additional pollution control equipment. It is possible that regulatory agencies may identify new chemicals of concern or enact new or more stringent clean-up standards for existing chemicals of concern. This could lead to expenditures for environmental remediation in the future that are additional to existing estimates.
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
At December 31, 2019, the projected benefit obligation of $2,992.0 million exceeded the market value of assets in our qualified defined benefit pension plans by $792.7 million, as calculated under Accounting Standards Codification (ASC) 715 “Compensation—Retirement Benefits” (ASC 715). During 2019, we made a discretionary cash contribution to our domestic qualified defined benefit pension plan of $12.5 million. Based on our plan assumptions and estimates, we will not be required to make any cash contributions to the domestic qualified defined benefit pension plan at least through 2020.
We have international qualified defined benefit pension plans to which we made cash contributions of $2.4 million, $2.6 million and $1.7 million in 2019, 2018 and 2017, respectively, and we anticipate less than $5 million of cash contributions to international qualified defined benefit pension plans in 2020.
The impact of declines in global equity and fixed income markets on asset values may result in higher pension costs and may increase and accelerate the need to fund the pension plans in future years. For example, holding all other assumptions constant, a 100-basis point decrease or increase in the assumed long-term rate of return on plan assets for our domestic qualified defined benefit pension plan would have decreased or increased, respectively, the 2019 defined benefit pension plan income by approximately $19.8 million.  Holding all other assumptions constant for our domestic qualified defined benefit pension plan, a 50-basis point decrease in the discount rate used to calculate pension income for 2019 and the projected benefit obligation as of December 31, 2019 would have decreased pension income by $0.4 million and increased the projected benefit obligation by $160.0 million.  A 50-basis point increase in the discount rate used to calculate pension income for 2019 and the projected benefit obligation as of December 31, 2019 for our domestic qualified defined benefit pension plan would have increased pension income by $0.6 million and decreased the projected benefit obligation by $145.0 million.

International Sales and Operations—We are subject to risks associated with our international sales and operations that could have a material adverse effect on our business or results of operations.
Olin has an international presence, including the geographic regions of Europe, Asia Pacific and Latin America. In 2019, approximately 41% of our sales were generated outside of the United States. These international sales and operations expose us to risks, including:

•	difficulties and costs associated with complying with complex and varied laws, treaties, and regulations;

•	tariffs and trade barriers;

•
outbreaks of pandemic disease, such as coronavirus, which could cause us and our suppliers and/or customers to temporarily suspend operations in affected areas, restrict the ability of Olin to distribute our products or cause economic downturns that could affect demand for our products;

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
Lake City Plant Contract—Various risks associated with our transition and subsequent operation of the Lake City Army Ammunition Plant could adversely affect our business, financial condition and results of operations.
In 2019, our Winchester business was selected by the United States Army to operate and manage the Lake City Army Ammunition Plant in Independence, MO. Our bid for this contract was developed using assumptions about the operating conditions of the facility and the future demand of ammunition produced from that facility. These assumptions were based upon our knowledge of the facility and the market at the time of the bid as well as information that was provided to us by the United States Army during the solicitation process. If our assumptions were incorrect, we may experience additional costs or lower revenues than expected as a result of this contract.
The Lake City Plant contract is a fixed-price contract under which we have limited ability to pass along cost overruns.
Beginning on October 1, 2019 and continuing until October 1, 2020, we are working with the incumbent contractor at the Lake City Plant to transition the plant to our management and control. We have developed a transition plan that involves transition of the workforce, negotiation of new labor contracts, implementation of information technology and operating systems and start-up of manufacturing processes. If we do not meet our timelines or otherwise fail to complete portions of our transition plan, we may incur additional costs or fail to meet the anticipated financial results associated with this contract.
Labor Matters—We cannot assure that we can conclude future labor contracts or any other labor agreements without work stoppages.
Various labor unions represent a significant number of our hourly paid employees for collective bargaining purposes. The following labor contract will be required to be negotiated in 2020:

Location	Number of Employees	Expiration Date
Lake City Army Ammunition Plant (Winchester)	1,447	October 2020
While we believe our relations with our employees and their various representatives are generally satisfactory, we cannot assure that we can conclude any labor agreements without work stoppages and cannot assure that any work stoppages will not have a material adverse effect on our business, financial condition or results of operations.

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.  PROPERTIES

Information concerning our principal locations from which our products and services are manufactured, distributed or marketed are included in the tables set forth under the caption “Products and Services” contained in Item 1—“Business.” Generally, these facilities are well maintained, in good operating condition, and suitable and adequate for their use. Our two largest facilities are co-located with Dow. The land in which these facilities are located is leased with a 99-year initial term that commenced in 2015. Additionally, we lease warehouses, terminals and distribution offices and space for executive and branch sales offices and service departments. We believe our current facilities are adequate to meet the requirements of our present operations.

Item 3.  LEGAL PROCEEDINGS

Saltville

We have completed all work in connection with remediation of mercury contamination at the site of our former mercury cell chlor alkali plant in Saltville, VA required to date.  In mid-2003, the Trustees for natural resources in the North Fork Holston River, the Main Stem Holston River and associated floodplains, located in Smyth and Washington Counties in Virginia and in Sullivan and Hawkins Counties in Tennessee notified us of, and invited our participation in, an assessment of alleged damages to natural resources resulting from the release of mercury.  The Trustees also notified us that they had made a preliminary determination that we are potentially liable for natural resource damages in said rivers and floodplains.  We agreed to participate in the assessment.  We and the Trustees have entered into discussions concerning a resolution of this matter.  In light of the ongoing discussions and inherent uncertainties of the assessment, we cannot at this time determine whether the financial impact, if any, of this matter will be material to our financial position or results of operations.  See “Environmental Matters” contained in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  At December 31, 2019 and 2018, our consolidated balance sheets included liabilities for these legal actions of $12.4 million and $15.6 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially and adversely affect our financial position, cash flows or results of operations.

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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of January 31, 2020, we had 3,566 record holders of our common stock.

Our common stock is traded on the NYSE under the “OLN” ticker symbol.

A dividend of $0.20 per common share was paid during each of the four quarters in 2019 and 2018.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2019	1,961,684	$18.46	1,961,684
November 1-30, 2019	11,000	18.54	11,000
December 1-31, 2019	—	—	—
Total				$304,075,829	(1)

(1)
On April 26, 2018, our board of directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $500.0 million.  This program will terminate upon the purchase of $500.0 million of our common stock. Through December 31, 2019, 10,072,741 shares had been repurchased at a total value of $195,924,171 and $304,075,829 of common stock remained available for purchase under the program.

(2)
On August 5, 2019, we entered into an accelerated share repurchase (ASR) agreement with Goldman Sachs & Co. LLC, a third-party financial institution, to repurchase $100.0 million of Olin’s common stock. This authorization was granted under the April 26, 2018 share repurchase program and reduced the remaining authorized repurchase amount under that program by $100.0 million. In connection with this agreement, we initially received 4,333,694 shares in August 2019. The agreement settled on October 7, 2019 at which time we received 1,414,520 additional shares which have been included in the October 2019 share repurchase total and resulted in a total of 5,748,214 shares repurchased under this ASR agreement.

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

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among Olin Corporation, the S&P 1000 Index,
and the Peer Group

	12/14	12/15	12/16	12/17	12/18	12/19
Olin Corporation	100	78	121	173	101	90
S&P 1000 Index	100	98	120	138	124	155
Peer Group	100	86	98	120	95	78
Copyright© 2020 Standard & Poor’s, a division of S&P Global. All rights reserved.

Data is for the five-year period from December 31, 2014 through December 31, 2019.  The cumulative return includes reinvestment of dividends.  The Peer Group is weighted in accordance with market capitalization (closing stock price multiplied by the number of shares outstanding) as of the beginning of each of the five years covered by the performance graph.  We calculated the weighted return for each year by multiplying (a) the percentage that each corporation’s market capitalization represented of the total market capitalization for all corporations in the Peer Group for such year by (b) the total shareholder return for that corporation for such year.

Item 6.  SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY

	2019	2018	2017	2016	2015
Operations	($ and shares in millions, except per share data)
Sales	$6,110	$6,946	$6,268	$5,551	$2,854
Cost of goods sold	5,439	5,822	5,555	4,945	2,499
Selling and administration	417	431	369	347	201
Restructuring charges	76	22	38	113	3
Acquisition-related costs	—	1	13	49	76
Other operating income	—	6	3	11	46
Earnings (losses) of non-consolidated affiliates	—	(20)	2	2	2
Interest expense	243	243	217	192	97
Interest income and other income	12	2	2	3	1
Non-operating pension income (expense)	16	22	34	45	(20)
Income (loss) before taxes	(37)	437	117	(34)	7
Income tax (benefit) provision	(26)	109	(432)	(30)	8
Net (loss) income	$(11)	$328	$549	$(4)	$(1)
Financial position
Cash and cash equivalents	$221	$179	$218	$185	$392
Working capital, excluding cash and cash equivalents	411	410	527	439	395
Property, plant and equipment, net	3,324	3,482	3,576	3,705	3,953
Total assets	9,188	8,997	9,218	8,763	9,289
Capitalization:
Short-term debt	2	126	1	81	205
Long-term debt	3,339	3,104	3,611	3,537	3,644
Shareholders’ equity	2,418	2,832	2,754	2,273	2,419
Total capitalization	$5,759	$6,062	$6,366	$5,891	$6,268
Per share data
Net (loss) income:
Basic	$(0.07)	$1.97	$3.31	$(0.02)	$(0.01)
Diluted	$(0.07)	$1.95	$3.26	$(0.02)	$(0.01)
Common cash dividends	$0.80	$0.80	$0.80	$0.80	$0.80
Other
Capital expenditures	$386	$385	$294	$278	$131
Depreciation and amortization	597	601	559	534	229
Common dividends paid	129	134	133	132	80
Repurchases of common stock	146	50	—	—	—
Current ratio	1.6	1.5	1.8	1.7	1.7
Total debt to total capitalization	58.0%	53.3%	56.7%	61.4%	61.4%
Effective tax rate	69.4%	25.0%	(368.9)%	88.6%	120.9%
Average common shares outstanding - diluted	162.3	168.4	168.5	165.2	103.4
Shareholders	3,500	3,700	3,900	4,200	4,500
Employees	6,500	6,500	6,400	6,400	6,200

On October 5, 2015 (the Closing Date), we acquired from Dow its U.S. Chlor Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses (collectively, the Acquired Business) using a Reverse Morris Trust Structure (collectively, the Acquisition). Since the Closing Date, our Selected Financial Data reflects the operating results of the Acquired Business.

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

RECENT DEVELOPMENTS AND HIGHLIGHTS

2019 Overview

Net loss was $11.3 million for the year ended December 31, 2019 compared to net income of $327.9 million for 2018. The decrease in results from the prior year was primarily due to lower Chlor Alkali Products and Vinyls segment results, non-cash restructuring charges of $58.9 million, the 2018 pretax insurance recoveries of $111.0 million for environmental costs incurred and expensed in prior years and increased costs associated with the Information Technology Project. In 2017, we began a multi-year implementation of new enterprise resource planning, manufacturing and engineering systems, and related infrastructure (collectively, the Information Technology Project).

On December 11, 2019, we announced that we had made the decision to permanently close a chlor alkali plant with a capacity of 230,000 tons and our Vinylidene Chloride (VDC) production facility, both in Freeport, TX.  These closures are expected to be completed before the end of 2020.  For the year ended December 31, 2019, we recorded pretax restructuring charges of $58.9 million for the impairment of equipment and facilities related to these actions.

Chlor Alkali Products and Vinyls generated segment income of $336.7 million for 2019 compared to $637.1 million for 2018. Chlor Alkali Products and Vinyls segment income was lower than in the prior year primarily due to lower caustic soda pricing partially offset by lower raw material and operating costs. The year ended December 31, 2019 also included lower maintenance turnaround costs. Chlor Alkali Products and Vinyls segment income included depreciation and amortization expense of $470.4 million and $473.1 million in 2019 and 2018, respectively.

During 2018, North America caustic soda price contract indices increased $40 per ton while the caustic soda export price indices decreased approximately $270 per metric ton. During 2019, North America caustic soda price contract indices decreased $90 per ton and caustic soda export price indices decreased $160 per metric ton.

Epoxy reported segment income of $53.9 million for 2019 compared to $52.8 million for 2018.  Epoxy segment income was higher than in the prior year primarily due to lower maintenance costs and unabsorbed fixed manufacturing costs associated with maintenance turnarounds and lower raw material costs, primarily benzene and propylene, substantially offset by lower product prices. Epoxy segment income included depreciation and amortization expense of $100.1 million and $102.4 million in 2019 and 2018, respectively.

Winchester reported segment income of $40.1 million for 2019 compared to $38.4 million for 2018.  Winchester segment income was higher than in the prior year primarily due to higher sales volumes and lower costs, primarily commodity and other material costs, partially offset by lower product prices. Winchester segment income included depreciation and amortization expense of $20.1 million and $20.0 million in 2019 and 2018, respectively.

On January 1, 2019, we sold our 9.1% limited partnership interest in Bay Gas for $20.0 million. The sale closed on February 7, 2019 which resulted in a pretax gain of approximately $11.2 million for the year ended December 31, 2019. For the year ended December 31, 2018, Chlor Alkali Products and Vinyls recorded a $21.5 million non-cash impairment charge related to an adjustment to the value of our interest in Bay Gas.

On July 16, 2019, Olin issued $750.0 million aggregate principal amount of 5.625% senior notes due August 1, 2029 (2029 Notes), which were registered under the Securities Act of 1933, as amended. Proceeds from the 2029 Notes were used to redeem the remaining balance of the $1,375.0 million Term Loan Facility of $493.0 million and $150.0 million of the Receivables Financing Agreement.

On July 16, 2019, Olin also entered into a new five-year, $2,000.0 million senior credit facility (2019 Senior Credit Facility), which replaces the existing $1,975.0 million senior credit facility. The 2019 Senior Credit Facility will mature in July 2024. In December 2019, Olin amended the 2019 Senior Credit Facility which amended the restrictive covenants of the agreement, including expanding the coverage and leverage ratios to be less restrictive over the next two and a half years. The 2019 Senior Credit Facility includes a senior unsecured delayed-draw term loan facility in an aggregate principal amount of up to $1,200.0 million (Delayed Draw Term Loan Facility) and an $800.0 million senior unsecured revolving credit facility (2019 Senior Revolving Credit Facility). The Delayed Draw Term Loan Facility will be available on a delayed basis in up to three draws to be made on or prior to November 29, 2020. We expect the proceeds from the Delayed Draw Term Loan Facility will be used to redeem the 9.75% senior notes due 2023 and the 10.00% senior notes due 2025 on or about October 15, 2020.

On September 27, 2019, Winchester was notified that it had been selected by the United States Army to operate and manage the Lake City Plant in Independence, MO. Following a one-year transition period, Winchester will assume full operational control of the Lake City Plant on October 1, 2020. The contract has an initial term of seven years and may be extended by the United States Army for up to three additional years. The contract is expected to increase Winchester’s annual revenue by $450 million to $550 million.

CONSOLIDATED RESULTS OF OPERATIONS

	Years ended December 31,
	2019	2018	2017
	($ in millions, except per share data)
Sales	$6,110.0	$6,946.1	$6,268.4
Cost of goods sold	5,439.2	5,822.1	5,554.9
Gross margin	670.8	1,124.0	713.5
Selling and administration	416.9	430.6	369.8
Restructuring charges	76.5	21.9	37.6
Acquisition-related costs	—	1.0	12.8
Other operating income	0.4	6.4	3.3
Operating income	177.8	676.9	296.6
Earnings (losses) of non-consolidated affiliates	—	(19.7)	1.8
Interest expense	243.2	243.2	217.4
Interest income	1.0	1.6	1.8
Non-operating pension income	16.3	21.7	34.4
Other income	11.2	—	—
Income (loss) before taxes	(36.9)	437.3	117.2
Income tax (benefit) provision	(25.6)	109.4	(432.3)
Net (loss) income	$(11.3)	$327.9	$549.5
Net (loss) income per common share:
Basic	$(0.07)	$1.97	$3.31
Diluted	$(0.07)	$1.95	$3.26

2019 Compared to 2018

Sales for 2019 were $6,110.0 million compared to $6,946.1 million in 2018, a decrease of $836.1 million, or 12%.  Chlor Alkali Products and Vinyls sales decreased by $566.6 million primarily due to lower caustic soda pricing. Epoxy sales decreased by $278.7 million primarily due to lower product prices and an unfavorable effect of foreign currency translation. Winchester sales increased by $9.2 million primarily due to higher ammunition sales to commercial customers.

Gross margin decreased $453.2 million, or 40%, from 2018. Chlor Alkali Products and Vinyls gross margin decreased by $342.1 million, primarily due to lower caustic soda pricing, partially offset by lower raw material and operating costs. Epoxy gross margin decreased $20.6 million primarily due to lower product prices, partially offset by lower raw material costs, primarily benzene and propylene, and lower maintenance and unabsorbed fixed manufacturing costs associated with maintenance turnarounds. Winchester gross margin increased $1.2 million primarily due to lower costs, partially offset by lower product prices. Gross margin in 2018 was positively impacted by insurance recoveries for environmental costs incurred and expensed in prior periods of $111.0 million. Gross margin as a percentage of sales decreased to 11% in 2019 from 16% in 2018.

Selling and administration expenses in 2019 decreased $13.7 million, or 3%, from 2018. The years ended December 31, 2019 and 2018 included costs associated with the Information Technology Project of $77.0 million and $36.5 million, respectively, an increase of $40.5 million. More than offsetting this increase were lower legal and legal-related settlement expenses of $19.3 million, primarily due to the legal fees associated with the environmental recovery actions in 2018, lower consulting and contract services of $13.7 million, lower management incentive compensation expense of $10.2 million, which includes mark-to-market adjustments on stock-based compensation expense, and a favorable foreign currency impact of $8.5 million. Selling and administration expenses as a percentage of sales were 7% in 2019 and 6% in 2018.

Restructuring charges in 2019 included $58.9 million of non-cash impairment charges for equipment and facilities associated with the closure of a chlor alkali plant and a VDC production facility, both in Freeport, TX. Restructuring charges in 2019 and 2018 were also associated with the March 2016 closure of 433,000 tons of chlor alkali capacity across three separate locations and the December 2018 decision to permanently close the ammunition assembly operations at our Winchester facility in Geelong, Australia.

Other operating income for the year ended December 31, 2018 included an $8.0 million insurance recovery for a second quarter 2017 business interruption at our Freeport, TX vinyl chloride monomer facility partially offset by a $1.7 million loss on the sale of land.

Earnings (losses) of non-consolidated affiliates for the year ended December 31, 2018 reflect a $21.5 million non-cash impairment charge.

Interest expense for the year ended December 31, 2019 was impacted by a lower level of average debt outstanding partially offset by higher interest rates compared to the year ended December 31, 2018. Interest expense for the years ended December 31, 2019 and 2018 included $17.0 million and $16.0 million, respectively, of accretion expense related to the ethylene payment discount expected to be paid on or about the fourth quarter of 2020. Interest expense was reduced by capitalized interest of $10.8 million and $6.0 million for 2019 and 2018, respectively.

Non-operating pension income includes all components of pension and other postretirement income (costs) other than service costs. Non-operating pension income was lower for the year ended December 31, 2019, primarily due to an increase in Pension Benefit Guaranty Corporation fees associated with our domestic qualified defined benefit pension plan.

The effective tax rate for 2019 included benefits associated with the finalization of the Internal Revenue Service (IRS) review of years 2013 to 2015 U.S. income tax claims, stock-based compensation, prior year tax positions, foreign tax law changes, a remeasurement of deferred taxes due to a decrease in our state effective tax rates and a change in tax contingencies. The effective tax rate also included expenses associated with a net increase in the valuation allowance primarily related to foreign deferred tax assets and liabilities. These factors resulted in a net $19.4 million tax benefit. After giving consideration to these items, the effective tax rate for 2019 of 16.8% was lower than the 21% U.S. federal statutory rate primarily due to state taxes and a net increase in the valuation allowance related to losses in foreign jurisdictions, partially offset by foreign income taxes and favorable permanent salt depletion deductions. The effective tax rate for 2018 included benefits associated with the U.S. Tax Cuts & Jobs Act (2017 Tax Act), stock-based compensation, changes in tax contingencies, a foreign dividend payment, changes associated with prior year tax positions and the remeasurement of deferred taxes due to a decrease in our state effective tax rates. The effective tax rate also included expenses associated with a net increase in the valuation allowance related to deferred tax assets in foreign jurisdictions and the remeasurement of deferred taxes due to changes in our foreign tax rates. These factors resulted in a net $2.9 million tax benefit, of which $3.8 million related to the increase of the 2017 Tax Act benefit. After giving consideration to these items, the effective tax rate for 2018 of 25.7% was higher than the 21% U.S. federal statutory rate primarily due to state and foreign income taxes, foreign income inclusions and a net increase in the valuation allowance related to current year losses in foreign jurisdictions, partially offset by favorable permanent salt depletion deductions.

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

Selling and administration expenses in 2018 increased $60.8 million, or 16%, from 2017. The increase was primarily due to higher costs associated with the Information Technology Project of $31.2 million, higher legal and legal-related settlement expenses of $15.6 million, primarily associated with environmental recovery actions, increased incentive compensation expense of $11.6 million, an unfavorable foreign currency impact of $10.9 million and higher consulting and contract services of $10.4 million, which include transition service fees from Dow. These increased costs were partially offset by lower stock-based compensation expense of $15.0 million, which includes mark-to-market adjustments. Selling and administration expenses as a percentage of sales were 6% in both 2018 and 2017.

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

Interest expense increased by $25.8 million for the year ended December 31, 2018 primarily due to higher interest rates and an increase of $12.1 million of accretion expense related to the ethylene payment discount expected to be paid on or about the fourth quarter of 2020, partially offset by a lower level of debt outstanding for the year ended December 31, 2018 compared to 2017.

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

SEGMENT RESULTS

We define segment results as income (loss) before interest expense, interest income, other operating income (expense), non-operating pension income, other income (expense) and income taxes, and includes the operating results of non-consolidated affiliates.  Consistent with the guidance in ASC 280 “Segment Reporting,” we have determined it is appropriate to include the operating results of non-consolidated affiliates in the relevant segment financial results. We have three operating segments: Chlor Alkali Products and Vinyls, Epoxy and Winchester. The three operating segments reflect the organization used by our management for purposes of allocating resources and assessing performance. Chlorine used in our Epoxy segment is transferred at cost from the Chlor Alkali Products and Vinyls segment. Sales and profits are recognized in the Chlor Alkali Products and Vinyls segment for all caustic soda generated and sold by Olin.

	Years ended December 31,
	2019	2018	2017
Sales:	($ in millions)
Chlor Alkali Products and Vinyls	$3,420.1	$3,986.7	$3,500.8
Epoxy	2,024.4	2,303.1	2,086.4
Winchester	665.5	656.3	681.2
Total sales	$6,110.0	$6,946.1	$6,268.4
Income (loss) before taxes:
Chlor Alkali Products and Vinyls(1)	$336.7	$637.1	$405.8
Epoxy	53.9	52.8	(11.8)
Winchester	40.1	38.4	72.4
Corporate/Other:
Environmental (expense) income (2)	(20.5)	103.7	(8.5)
Other corporate and unallocated costs(3)	(156.3)	(158.3)	(112.4)
Restructuring charges(4)	(76.5)	(21.9)	(37.6)
Acquisition-related costs(5)	—	(1.0)	(12.8)
Other operating income(6)	0.4	6.4	3.3
Interest expense(7)	(243.2)	(243.2)	(217.4)
Interest income	1.0	1.6	1.8
Non-operating pension income(8)	16.3	21.7	34.4
Other income(9)	11.2	—	—
Income (loss) before taxes	$(36.9)	$437.3	$117.2

(1)
Earnings (losses) of non-consolidated affiliates are included in the Chlor Alkali Products and Vinyls segment results consistent with management’s monitoring of the operating segment.  The losses of non-consolidated affiliates were $19.7 million for the year ended December 31, 2018, which reflect a $21.5 million non-cash impairment charge recorded during 2018. The earnings of non-consolidated affiliates were $1.8 million for the year ended December 31, 2017.

(2)
Environmental (expense) income for the year ended December 31, 2019 included $4.8 million of an environmental insurance-related settlement gain. Environmental (expense) income for the year ended December 31, 2018 included pre-tax insurance recoveries for environmental costs incurred and expensed in prior periods of $111.0 million.  Environmental (expense) income is included in cost of goods sold in the consolidated statements of operations.

(3)
Other corporate and unallocated costs for the years ended December 31, 2019, 2018 and 2017 included costs associated with the implementation of the Information Technology Project of $77.0 million, $36.5 million and $5.3 million, respectively.

(4)
Restructuring charges for the year ended December 31, 2019 included $58.9 million of non-cash impairment charges for equipment and facilities associated with the closure of a chlor alkali plant and a VDC production facility, both in Freeport, TX. Restructuring charges for the year ended December 31, 2019 and 2018 included costs associated with permanently closing the ammunition assembly operations at our Geelong, Australia facility in December 2018. Restructuring charges for the years ended December 31, 2019, 2018 and 2017 also included costs associated with the

March 2016 closure of 433,000 tons of chlor alkali capacity across three separate locations and permanently closing a portion of the Becancour, Canada chlor alkali facility in 2014.

(5)
Acquisition-related costs for the years ended December 31, 2018 and 2017 were related to the integration of the Acquired Business and consisted of advisory, legal, accounting and other professional fees.

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

(7)
Interest expense for the years ended December 31, 2019, 2018 and 2017 included $17.0 million, $16.0 million and $3.9 million, respectively, of accretion expense related to the ethylene payment discount expected to be paid on or about the fourth quarter of 2020. Interest expense was reduced by capitalized interest of $10.8 million, $6.0 million and $3.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(8)
Non-operating pension income reflects the adoption of ASU 2017-07 and includes all components of pension and other postretirement income (costs) other than service costs, which are allocated to the operating segments based on their respective estimated census data. Operating segment results for 2017 have been restated to reflect this accounting change.

(9)	Other income for the year ended December 31, 2019 included a gain of $11.2 million on the sale of our equity interest in a non-consolidated affiliate.

Chlor Alkali Products and Vinyls

2019 Compared to 2018

Chlor Alkali Products and Vinyls sales for 2019 were $3,420.1 million compared to $3,986.7 million for 2018, a decrease of $566.6 million, or 14%.  The sales decrease was primarily due to lower product pricing, primarily caustic soda, and lower volumes.

Chlor Alkali Products and Vinyls generated segment income of $336.7 million for 2019 compared to $637.1 million for 2018, a decrease of $300.4 million, or 47%.  The decrease in Chlor Alkali Products and Vinyls segment income was primarily due to lower product prices ($449.4 million), primarily caustic soda, and lower volumes ($53.0 million), partially offset by lower raw material and operating costs ($138.1 million) and lower maintenance turnaround costs ($42.4 million). Chlor Alkali Products and Vinyls 2018 segment income was also negatively impacted by a non-cash impairment charge associated with our investment in a non-consolidated affiliate ($21.5 million). Chlor Alkali Products and Vinyls segment income included depreciation and amortization expense of $470.4 million and $473.1 million in 2019 and 2018, respectively.

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

Chlor Alkali Products and Vinyls generated segment income of $637.1 million for 2018 compared to $405.8 million for 2017, an increase of $231.3 million, or 57%. The increase in Chlor Alkali Products and Vinyls segment income was primarily due to higher product prices ($502.9 million) and lower ethylene costs associated with the acquisition of additional cost-based ethylene from Dow in late September 2017, partially offset by higher ethane prices ($8.0 million). Partially offsetting these benefits were higher raw material and freight costs ($147.5 million), lower volumes, primarily caustic soda, and a less favorable product mix ($71.1 million), increased depreciation and amortization expense ($40.9 million) and increased operating costs ($25.6 million), primarily maintenance to improve reliability. Chlor Alkali Products and Vinyls 2018 segment income was also negatively impacted by a non-cash impairment charge associated with our investment in a non-consolidated affiliate ($21.5 million). Chlor Alkali Products and Vinyls 2017 segment income was negatively impacted by incremental costs to continue operations and unabsorbed fixed manufacturing costs associated with Hurricane Harvey ($27.0 million). Chlor Alkali Products and Vinyls segment income included depreciation and amortization expense of $473.1 million and $432.2 million in 2018 and 2017, respectively.

Epoxy

2019 Compared to 2018

Epoxy sales were $2,024.4 million for 2019 compared to $2,303.1 million for 2018, a decrease of $278.7 million, or 12%.  The sales decrease was primarily due to lower product prices ($258.9 million) and an unfavorable effect of foreign currency translation ($62.5 million), partially offset by increased volumes ($42.7 million).

Epoxy reported segment income of $53.9 million for 2019 compared to $52.8 million for 2018, an increase of $1.1 million, or 2%. The increase in segment income was primarily due to lower maintenance costs and unabsorbed fixed manufacturing costs associated with maintenance turnarounds ($40.0 million), decreased operating costs ($18.1 million) and lower raw material costs ($214.1 million), primarily benzene and propylene, partially offset by lower product prices ($258.9 million) and an unfavorable product mix ($12.2 million). A significant percentage of our Euro denominated sales are of products manufactured within Europe.  As a result, the impact of foreign currency translation on revenue is primarily offset by the impact of foreign currency translation on raw materials and manufacturing costs also denominated in Euros.  Epoxy segment results included depreciation and amortization expense of $100.1 million and $102.4 million in 2019 and 2018, respectively.

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

Winchester

2019 Compared to 2018

Winchester sales were $665.5 million for 2019 compared to $656.3 million for 2018, an increase of $9.2 million, or 1%.  The sales increase was primarily due to higher ammunition sales to commercial customers ($13.7 million), partially offset by decreased sales to military customers and law enforcement agencies ($4.5 million).

Winchester reported segment income of $40.1 million for 2019 compared to $38.4 million for 2018, an increase of $1.7 million, or 4%.  The increase in segment income was primarily due to lower costs ($8.7 million), primarily commodity and other material costs, partially offset by lower product prices ($6.6 million) and a less favorable product mix ($0.4 million). Winchester segment income included depreciation and amortization expense of $20.1 million and $20.0 million in 2019 and 2018, respectively.

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

Corporate/Other

2019 Compared to 2018

For the year ended December 31, 2019, net charges to income for environmental investigatory and remedial activities were $20.5 million, which include $4.8 million of an environmental insurance-related settlement gain. For the year ended December 31, 2018, net credits to income for environmental investigatory and remedial activities were $103.7 million, which include $111.0 million of insurance recoveries for environmental costs incurred and expensed in prior periods.  Without these recoveries, charges to income for environmental investigatory and remedial activities in 2019 and 2018 would have been $25.3 million and $7.3 million, respectively.  The increase in environmental expense from the prior year primarily relates to a $20.0 million increase in costs at a former manufacturing site resulting from revised remediation estimates as a result of agency action.  These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For 2019, other corporate and unallocated costs were $156.3 million compared to $158.3 million for 2018, a decrease of $2.0 million, or 1%.  The decrease was primarily due to lower legal and legal-related settlement expenses of $17.7 million, primarily due to the legal fees associated with the environmental recovery actions in 2018, decreased management incentive expense of $9.4 million, which includes mark-to-market adjustments on stock-based compensation expense, a favorable foreign currency impact of $8.2 million and lower consulting charges of $6.4 million.  These decreases were partially offset by higher costs associated with the Information Technology Project of $40.5 million.

2018 Compared to 2017

Net credits to income for environmental investigatory and remedial activities were $103.7 million for 2018, which include $111.0 million of insurance recoveries for environmental costs incurred and expensed in prior periods. Without these recoveries, charges to income for environmental investigatory and remedial activities would have been $7.3 million for the year ended December 31, 2018 compared with $8.5 million for the year ended December 31, 2017.  These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

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

Restructurings

On December 11, 2019, we announced that we had made the decision to permanently close a chlor alkali plant with a capacity of 230,000 tons and our VDC production facility, both in Freeport, TX.  These closures are expected to be completed before the end of 2020.  For the year ended December 31, 2019, we recorded pretax restructuring charges of $58.9 million for non-cash impairment of equipment and facilities related to these actions.

On December 10, 2018, we announced that we had made the decision to permanently close the ammunition assembly operations at our Winchester facility in Geelong, Australia. Subsequent to the facility’s closure, products for customers in the region are sourced from Winchester manufacturing facilities located in the United States. For the years ended December 31, 2019 and 2018, we recorded pretax restructuring charges of $0.4 million and $4.1 million, respectively for the write-off of equipment and facility costs, employee severance and related benefit costs and lease and other contract termination costs related to this action.

2020 OUTLOOK

Olin continues to face a challenging pricing environment as we enter 2020 within our chemicals businesses. In 2019, the Chlor Alkali Products and Vinyls business experienced weaker demand from urethane, agricultural, refrigerant, alumina, and pulp and paper customers. The Epoxy business also has experienced weaker product demand from automotive, electrical laminate, and industrial coatings customers throughout 2019. The lower demand environment put downward pressure on pricing in both chemical businesses. We expect the weak underlying demand and pricing fundamentals in our chemical businesses to persist through at least first quarter 2020. We expect lower raw material costs in both our Chlor Alkali Products and Vinyls and Epoxy segments in 2020 compared to 2019 to partially offset the pricing impact of lower demand.

We expect our Winchester segment to benefit from the Lake City U.S. Army Ammunition Plant contract beginning in the fourth quarter of 2020. We expect to incur approximately $25 million in transition costs and $80 million associated with an initial working capital investment in 2020 for the Lake City Plant contract. The contract is expected to increase Winchester’s annual revenue by $450 million to $550 million.

Other Corporate and Unallocated costs in 2020 are expected to be higher than the $156.3 million in 2019, primarily due to higher management incentive expense, including mark-to-market adjustments on stock-based compensation expense. Costs associated with the Information Technology Project in 2020 are expected to be comparable to 2019. The Information Technology Project will be substantially completed during 2020.

During 2020, we anticipate environmental expenses in the $25 million to $30 million range compared to $25.3 million, excluding the $4.8 million of insurance recoveries, in 2019. We do not believe that there will be additional recoveries of environmental costs incurred and expensed in prior periods during 2020.

We expect non-operating pension income in 2020 to be in the $13 million to $18 million range compared to $16.3 million in 2019. Based on our plan assumptions and estimates, we will not be required to make any cash contributions to our domestic qualified defined benefit pension plan in 2020. We have several international qualified defined benefit pension plans for which we anticipate cash contributions of less than $5 million in 2020.

In 2020, we currently expect our capital spending to be in the $250 million to $300 million range, including the investment associated with the Information Technology Project of approximately $40 million. We expect 2020 depreciation and amortization expense to be in the $550 million to $575 million range.

We currently believe the 2020 effective tax rate will be in the 27% to 33% range, while we expect cash taxes will be in the range of $30 million to $40 million, which primarily relates to earnings in foreign jurisdictions.

PENSION AND POSTRETIREMENT BENEFITS

Under ASC 715, we recorded an after-tax charge of $150.2 million ($183.9 million pretax) to shareholders’ equity as of December 31, 2019 for our pension and other postretirement plans.  This charge primarily reflected a 100-basis point decrease in the domestic pension plans’ discount rate, partially offset by favorable performance on plan assets during 2019. In 2018, we recorded an after-tax charge of $74.9 million ($98.5 million pretax) to shareholders’ equity as of December 31, 2018 for our pension and other postretirement plans. This charge primarily reflected unfavorable performance on plan assets during 2018, partially offset by a 60-basis point increase in the domestic pension plans’ discount rate. In 2017, we recorded an after-tax charge of $21.6 million ($27.3 million pretax) to shareholders’ equity as of December 31, 2017 for our pension and other postretirement plans.  This charge primarily reflected a 50-basis point decrease in the domestic pension plans’ discount rate, partially offset by favorable performance on plan assets during 2017. These non-cash charges to shareholders’ equity do not affect our ability to borrow under our senior credit facility.

During 2019, we made a discretionary cash contribution to our domestic qualified defined benefit pension plan of $12.5 million. Based on our plan assumptions and estimates, we will not be required to make any cash contributions to the domestic qualified defined benefit pension plan at least through 2020.

In connection with international qualified defined benefit pension plans, we made cash contributions of $2.4 million, $2.6 million and $1.7 million in 2019, 2018 and 2017, respectively, and we anticipate less than $5 million of cash contributions to international qualified defined benefit pension plans in 2020.

At December 31, 2019, the projected benefit obligation of $2,992.0 million exceeded the market value of assets in our qualified defined benefit pension plans by $792.7 million, as calculated under ASC 715.

Components of net periodic benefit (income) costs were:

	Years ended December 31,
	2019	2018	2017
	($ in millions)
Pension benefits	$(8.8)	$(14.5)	$(26.4)
Other postretirement benefit costs	4.9	5.2	2.5

The service cost component of net periodic benefit (income) costs related to employees of the operating segments are allocated to the operating segments based on their respective estimated census data.

ENVIRONMENTAL MATTERS

	Years ended December 31,
	2019	2018	2017
Cash outlays:	($ in millions)
Remedial and investigatory spending (charged to reserve)	$12.2	$13.0	$16.5
Capital spending	1.2	2.3	1.7
Plant operations (charged to cost of goods sold)	188.4	197.6	199.7
Total cash outlays	$201.8	$212.9	$217.9

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

Total environmental-related cash outlays for 2020 are estimated to be approximately $210 million, of which approximately $17 million is expected to be spent on investigatory and remedial efforts, approximately $3 million on capital projects and approximately $190 million on normal plant operations.  Remedial and investigatory spending is anticipated to be higher in 2020 than 2019 due to the timing of continuing remedial action plans and investigations. Historically, we have funded our environmental capital expenditures through cash flow from operations and expect to do so in the future.

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

Our liabilities for future environmental expenditures were as follows:

	December 31,
	2019	2018	2017
	($ in millions)
Beginning balance	$125.6	$131.6	$137.3
Charges to income	25.3	7.3	10.3
Remedial and investigatory spending	(12.2)	(13.0)	(16.5)
Foreign currency translation adjustments	0.3	(0.3)	0.5
Ending balance	$139.0	$125.6	$131.6

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

We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites.  Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.  Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages.  With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we expect to incur to protect our interests against those unasserted claims.  Our accrued liabilities for unasserted claims amounted to $8.6 million at December 31, 2019.  With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and operation, maintenance and monitoring (OM&M) expenses that, in our experience, we expect to incur in connection with the asserted claims.  Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.

Environmental provisions charged (credited) to income, which are included in cost of goods sold, were as follows:

	Years ended December 31,
	2019	2018	2017
	($ in millions)
Provisions charged to income	$25.3	$7.3	$10.3
Insurance recoveries for costs incurred and expensed	(4.8)	(111.0)	(1.8)
Environmental expense (income)	$20.5	$(103.7)	$8.5

These charges relate primarily to remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites and may be material to operating results in future years.

Provisions charged to income for the year ended December 31, 2019 include a $20.0 million increase in costs at a former manufacturing site resulting from revised remediation estimates as a result of agency action during the second quarter of 2019.

During 2018, we settled certain disputes with respect to insurance coverage for costs at various environmental remediation sites for $121.0 million. Environmental expense (income) for the year ended December 31, 2018 include insurance recoveries for environmental costs incurred and expensed in prior periods of $111.0 million.  The recoveries are reduced by estimated liabilities of $10.0 million associated with claims by subsequent owners of certain of the settled environmental sites. Environmental expense (income) for the year ended December 31, 2019 included $4.8 million of recoveries associated with resolving the outstanding third party claims against the proceeds from the 2018 environmental insurance settlement.

Our total estimated environmental liability at the end of 2019 was attributable to 59 sites, 14 of which were United States Environmental Protection Agency National Priority List sites.  Nine sites accounted for 81% of our environmental liability and, of the remaining 50 sites, no one site accounted for more than 3% of our environmental liability.  At seven of the nine sites, part of the site is in the long-term OM&M stage. At six of the nine sites, a remedial action plan is being developed for part of the site. At five of the nine sites, a remedial design is being developed at part of the site and at four of the nine sites, part of the site is subject to a remedial investigation. All nine sites are either associated with past manufacturing operations or former waste disposal sites.  None of the nine largest sites represents more than 20% of the liabilities reserved on our consolidated balance sheet at December 31, 2019 for future environmental expenditures.

Our consolidated balance sheets included liabilities for future environmental expenditures to investigate and remediate known sites amounting to $139.0 million at December 31, 2019, and $125.6 million at December 31, 2018, of which $122.0 million and $108.6 million, respectively, were classified as other noncurrent liabilities.  Our environmental liability amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.  These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed.  As a result of these reassessments, future charges to income may be made for additional liabilities.  Of the $139.0 million included on our consolidated balance sheet at December 31, 2019 for future environmental expenditures, we currently expect to utilize $87.3 million of the reserve for future environmental expenditures over the next 5 years, $20.5 million for expenditures 6 to 10 years in the future, and $31.2 million for expenditures beyond 10 years in the future.  These estimates are subject to a number of risks and uncertainties, as described in “Environmental Costs” contained in Item 1A—“Risk Factors.”

Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, changes in regulatory authorities, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other PRPs, our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs.  It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations.  At December 31, 2019, we estimate it is reasonably possible that we may have additional contingent environmental liabilities of $80 million in addition to the amounts for which we have already recorded as a reserve.

LEGAL MATTERS AND CONTINGENCIES

We are party to a dispute relating to a contract at our Plaquemine, LA facility. The other party to the contract filed a demand for arbitration alleging, among other things, that Olin breached the contract, and claims damages in excess of the amount Olin believes it is obligated to pay under the contract. Olin asserted a counterclaim alleging it has been charged a fee in excess of what the contract permits.  The arbitration hearing was held during the fourth quarter 2019.  Although the timing is uncertain, we currently anticipate receiving a ruling during the first half of 2020.  Any additional losses related to this contract dispute are not currently estimable because of unresolved questions of fact and law but, if resolved unfavorably to Olin, they could have a material adverse effect on our financial position, cash flows or results of operations.

Olin and Oxy Vinyls, L.P. (Oxy) have a long-term chlorine supply agreement, which is the subject of a pricing dispute. The dispute is pending in the United States District Court for the Southern District of Texas. Although the timing is uncertain, we currently anticipate that the case will proceed to trial during 2020. Any additional losses related to this contract dispute are not currently estimable because of unresolved questions of fact and law but, if resolved unfavorably to Olin, they could have a material adverse effect on our financial position, cash flows or results of operations.

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

We, and our subsidiaries, are defendants in various other legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  We describe some of these matters in Item 3—“Legal Proceedings.”  At December 31, 2019 and 2018, our consolidated balance sheets included liabilities for these other legal actions of $12.4 million and $15.6 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these other legal actions will materially adversely affect our financial position, cash flows or results of operations. In connection with the October 5, 2015 acquisition of Dow’s U.S. Chlor Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses, the prior owner of the businesses retained liabilities related to litigation to the extent arising prior to October 5, 2015.

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

LIQUIDITY, INVESTMENT ACTIVITY AND OTHER FINANCIAL DATA

Cash Flow Data

	Years ended December 31,
	2019	2018	2017
Provided by (used for)	($ in millions)
Net operating activities	$617.3	$907.8	$648.8
Capital expenditures	(385.6)	(385.2)	(294.3)
Payments under long-term supply contracts	—	—	(209.4)
Proceeds from disposition of non-consolidated affiliate	20.0	—	—
Net investing activities	(365.6)	(382.3)	(498.5)
Long-term debt borrowings (repayments), net	80.8	(376.1)	(2.4)
Common stock repurchased and retired	(145.9)	(50.0)	—
Stock options exercised	1.7	3.4	29.8
Debt issuance costs	(16.6)	(8.5)	(11.2)
Net financing activities	(209.3)	(564.8)	(116.8)

Operating Activities

For 2019, cash provided by operating activities decreased by $290.5 million from 2018, primarily due to a decrease in operating results partially offset by a decrease in the investment in working capital from the prior year. For 2019, working capital decreased $11.0 million compared to an increase of $71.6 million in 2018. Receivables decreased from December 31, 2018 by $12.3 million primarily as a result of lower sales in the fourth quarter of 2019 compared to the fourth quarter of 2018 partially offset by a decrease in receivables sold under the accounts receivable factoring arrangement. In 2019, inventories decreased by $13.0 million and accounts payable and accrued liabilities decreased by $11.0 million. The decreases in inventories and accounts payable were primarily due to lower raw material costs.

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

Capital Expenditures

Capital spending was $385.6 million and $385.2 million in 2019 and 2018, respectively. Capital spending was 78% and 77% of depreciation in 2019 and 2018, respectively.

In 2017, we began a multi-year implementation of the Information Technology Project. The project is planned to standardize business processes across the chemicals businesses with the objective of maximizing cost effectiveness, efficiency and control across our global operations. At the end of 2019, Olin had successfully converted approximately 35% of our chemical business users to the new enterprise resource planning systems. The project is anticipated to be substantially completed during 2020. Total capital spending is forecast to be $220 million and associated expenses are forecast to be $190 million, including duplicate information technology costs being incurred during the transition. Our results for the years ended December 31, 2019, 2018 and 2017 include $56.0 million, $84.5 million and $35.8 million, respectively, of capital spending and $77.0 million, $36.5 million and $5.3 million, respectively, of expenses associated with this project.

In 2020, we expect our capital spending to be in the $250 million to $300 million range, which includes approximately $40 million of capital spending related to the Information Technology Project.

Investing Activities

On January 1, 2019, we sold our 9.1% limited partnership interest in Bay Gas for $20.0 million. The sale closed on February 7, 2019 which resulted in a gain of $11.2 million.

Financing Activities

For the year ended December 31, 2019, our long-term debt borrowings, net of long-term repayments, were $80.8 million, which included repayments of $543.0 million related to the $1,375.0 million Term Loan Facility and $150.0 million related to the Receivables Financing Agreement.

On July 16, 2019, Olin issued $750.0 million aggregate principal amount of 5.625% senior notes due August 1, 2029, which were registered under the Securities Act of 1933, as amended. Proceeds from the 2029 Notes were used to redeem the remaining balance of the $1,375.0 million Term Loan Facility of $493.0 million and $150.0 million of the Receivables Financing Agreement.

On July 16, 2019, Olin entered into a new five-year, $2,000.0 million senior credit facility, which replaces the existing $1,975.0 million senior credit facility. The 2019 Senior Credit Facility will mature in July 2024. In December 2019, Olin amended the 2019 Senior Credit Facility which amended the restrictive covenants of the agreement, including expanding the coverage and leverage ratios to be less restrictive over the next two and a half years. The 2019 Senior Credit Facility includes a senior unsecured delayed-draw term loan facility in an aggregate principal amount of up to $1,200.0 million and an $800.0 million senior unsecured revolving credit facility. The Delayed Draw Term Loan Facility will be available on a delayed basis in up to three draws to be made on or prior to November 29, 2020. We expect the proceeds from the Delayed Draw Term

Loan Facility will be used to redeem the 9.75% senior notes due 2023 and the 10.00% senior notes due 2025 on or about October 15, 2020.

For the year ended December 31, 2018, our long-term debt repayments, net of long-term debt borrowings, were $376.1 million, which included $780.4 million related to the $1,375.0 million Term Loan Facility, $124.7 million related to the Receivables Financing Agreement and $20.0 million related to the 2017 Senior Revolving Credit Facility.

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

In 2019 and 2018, we repurchased and retired 8.0 million and 2.1 million shares, respectively, with a total value of $145.9 million and $50.0 million, respectively.

In 2019 and 2018, we issued 0.1 million and 0.2 million shares, respectively, with a total value of $1.7 million and $3.4 million, respectively, representing stock options exercised.

In 2019, we paid debt issuance costs of $16.6 million, primarily for the issuance of the 2029 Notes and the 2019 Senior Credit Facility. In 2018, we paid debt issuance costs of $8.5 million relating to the 2030 Notes.

The percent of total debt to total capitalization increased to 58.0% at December 31, 2019 compared to 53.3% at December 31, 2018, primarily resulting from lower shareholders’ equity as a result of the payment of quarterly cash dividends and share repurchases.

Dividends per common share were $0.80 in 2019 and 2018.  Total dividends paid on common stock amounted to $129.3 million and $133.6 million in 2019 and 2018, respectively.  On January 24, 2020, our board of directors declared a dividend of $0.20 per share on our common stock, payable on March 10, 2020 to shareholders of record on February 10, 2020.

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

LIQUIDITY AND OTHER FINANCING ARRANGEMENTS

Our principal sources of liquidity are from cash and cash equivalents, cash flow from operations and borrowings under our Delayed Draw Term Loan Facility, 2019 Senior Revolving Credit Facility, Receivables Financing Agreement and AR Facilities.  Additionally, we believe that we have access to the debt and equity markets.

The overall cash increase of $42.1 million in 2019 primarily reflects our operating results and long-term debt borrowings, net of repayments, partially offset by dividend payments, capital spending and share repurchases. We believe, based on current and projected levels of cash flow from our operations, together with our cash and cash equivalents on hand and the availability to borrow under our 2019 Senior Revolving Credit Facility, Delayed Draw Term Loan Facility, Receivables Financing Agreement and AR Facilities, we have sufficient liquidity to meet our short-term and long-term needs to make required payments of interest on our debt, fund our operating needs, working capital, the payment to Dow for our ethylene investment on or about the fourth quarter of 2020, and capital expenditure requirements and comply with the financial ratios in our debt agreements.

On April 26, 2018, our board of directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $500.0 million.  This program will terminate upon the purchase of $500.0 million of our common stock. For the years ended December 31, 2019 and 2018, 8.0 million and 2.1 million shares, respectively, were repurchased and retired at a cost of $145.9 million and $50.0 million, respectively. As of December 31, 2019, a total of 10.1 million shares were repurchased and retired at a cost of $195.9 million and $304.1 million of common stock remained authorized to be repurchased.

For the year ended December 31, 2019, our long-term debt borrowings, net of long-term repayments, were $80.8 million, which included repayments of $543.0 million related to the $1,375.0 million Term Loan Facility and $150.0 million related to the Receivables Financing Agreement.

On July 16, 2019, Olin issued $750.0 million aggregate principal amount of 5.625% senior notes due August 1, 2029, which were registered under the Securities Act of 1933, as amended. Proceeds from the 2029 Notes were used to redeem the remaining balance of the $1,375.0 million Term Loan Facility of $493.0 million and $150.0 million of the Receivables Financing Agreement.

On July 16, 2019, Olin also entered into a new five-year, $2,000.0 million senior credit facility, which replaces the existing 2017 Senior Credit Facility. The 2019 Senior Credit Facility will mature in July 2024. In December 2019, Olin amended the 2019 Senior Credit Facility which amended the restrictive covenants of the agreement, including expanding the coverage and leverage ratios to be less restrictive over the next two and a half years. The 2019 Senior Credit Facility includes a senior unsecured delayed-draw term loan facility in an aggregate principal amount of up to $1,200.0 million and an $800.0 million senior unsecured revolving credit facility. The 2019 Senior Revolving Credit Facility includes a $100.0 million letter of credit subfacility. For the year ended December 31, 2019, we had $796.5 million available under our $800.0 million 2019 Senior Revolving Credit Facility because we had issued $3.5 million of letters of credit.  The Delayed Draw Term Loan Facility will be available on a delayed basis in up to three draws to be made on or prior to November 29, 2020. We expect the proceeds from the Delayed Draw Term Loan Facility will be used to redeem the 9.75% senior notes due 2023 and the 10.00% senior notes due 2025 on or about October 15, 2020. If redeemed, Olin will be required to pay a call premium associated with the 2023 and 2025 senior notes of approximately $42 million.

Under the 2019 Senior Credit Facility, we may select various floating rate borrowing options. The actual interest rate paid on borrowings under the 2019 Senior Credit Facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the applicable facility for the prior fiscal quarter.  The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on operating cash flows. We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of December 31, 2019, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As of December 31, 2019, there were no covenants or other restrictions that would have limited our ability to borrow under these facilities.

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

For the year ended December 31, 2018, long-term debt repayments included $780.4 million related to the $1,375.0 million Term Loan Facility, $124.7 million related to the Receivables Financing Agreement and $20.0 million related to the 2017 Senior Revolving Credit Facility.

In connection with the Acquisition, Olin and Dow entered into arrangements for the long-term supply of ethylene by Dow to Olin, pursuant to which, among other things, Olin made upfront payments in order to receive ethylene at producer economics and for certain reservation fees and for the option to obtain additional future ethylene supply at producer economics. On February 27, 2017, we exercised the remaining option to obtain additional ethylene at producer economics from Dow. In connection with the exercise of this option, we also secured a long-term customer arrangement. As a result, an additional payment will be made to Dow that is not to exceed $493 million on or about the fourth quarter of 2020.

On July 16, 2019, our existing $250.0 million Receivables Financing Agreement was extended to July 15, 2022 and downsized to $10.0 million with the option to expand to $300.0 million. The administrative agent for our Receivables Financing Agreement is PNC Bank, National Association. Under the Receivables Financing Agreement, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the Receivables Financing Agreement incorporates the leverage and coverage covenants that are contained in the $2,000.0 million senior credit facility. As of December 31, 2019 and 2018, we had zero and $125.0 million, respectively, drawn under the agreement. As of December 31, 2019, we had $10.0 million of additional borrowing capacity under the Receivables Financing Agreement.

Olin also has trade accounts receivable factoring arrangements (AR Facilities) and pursuant to the terms of the AR Facilities, certain of our subsidiaries may sell their accounts receivable up to a maximum of $315.0 million. We will continue to service the outstanding accounts sold. These receivables qualify for sales treatment under ASC 860 “Transfers and Servicing” and, accordingly, the proceeds are included in net cash provided by operating activities in the consolidated statements of cash flows. The gross amount of receivables sold for the years ended December 31, 2019 and 2018 totaled $984.8 million and $1,372.3 million, respectively.  The factoring discount paid under the AR Facilities is recorded as interest expense on the consolidated statements of operations. The factoring discount for the years ended December 31, 2019 and 2018 was $2.9 million and $4.3 million, respectively. The agreements are without recourse and therefore no recourse liability has been recorded as of December 31, 2019.  As of December 31, 2019 and 2018, $63.1 million and $132.4 million, respectively, of receivables qualifying for sales treatment were outstanding and will continue to be serviced by us.

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

For 2019, cash provided by operating activities decreased by $290.5 million from 2018, primarily due to a decrease in operating results partially offset by a decrease in the investment in working capital from the prior year. For 2019, working capital decreased $11.0 million compared to an increase of $71.6 million in 2018. Receivables decreased from December 31, 2018 by $12.3 million primarily as a result of lower sales in the fourth quarter of 2019 compared to the fourth quarter of 2018 partially offset by a decrease in receivables sold under the accounts receivable factoring arrangement. In 2019, inventories decreased by $13.0 million and accounts payable and accrued liabilities decreased by $11.0 million. The decreases in inventories and accounts payable were primarily due to lower raw material costs.

Capital spending was $385.6 million and $385.2 million in 2019 and 2018, respectively.  Capital spending was 78% and 77% of depreciation in 2019 and 2018, respectively.

In 2017, we began a multi-year implementation of the Information Technology Project. The project is planned to standardize business processes across the chemicals businesses with the objective of maximizing cost effectiveness, efficiency and control across our global operations. At the end of 2019, Olin had successfully converted approximately 35% of our chemical business users to the new enterprise resource planning systems. The project is anticipated to be substantially completed during 2020. Total capital spending is forecast to be $220 million and associated expenses are forecast to be $190 million, including duplicate information technology costs being incurred during the transition. Our results for the years ended December 31, 2019, 2018 and 2017 include $56.0 million, $84.5 million and $35.8 million, respectively, of capital spending and $77.0 million, $36.5 million and $5.3 million, respectively, of expenses associated with this project.

In 2020, we expect our capital spending to be in the $250 million to $300 million range, which includes approximately $40 million of capital spending related to the Information Technology Project.

At December 31, 2019, we had total letters of credit of $68.7 million outstanding, of which $3.5 million were issued under our 2019 Senior Revolving Credit Facility.  The letters of credit were used to support certain long-term debt, certain workers compensation insurance policies, certain plant closure and post-closure obligations and certain international pension funding requirements.

Our current debt structure is used to fund our business operations.  As of December 31, 2019, we had long-term borrowings, including the current installment and finance lease obligations, of $3,340.8 million, of which $155.9 million was at variable rates.  Annual maturities of long-term debt, including capital lease obligations, are $2.1 million in 2020, $1.0 million in 2021, $200.7 million in 2022, $720.6 million in 2023, $70.7 million in 2024 and a total of $2,386.1 million thereafter. Commitments from banks under our Delayed Draw Term Loan Facility, 2019 Senior Revolving Credit Facility, Receivables Financing Agreement and AR Facilities are an additional source of liquidity. Included within the $3,340.8 million of long-term borrowings on the consolidated balance sheet as of December 31, 2019 were unamortized deferred debt issuance costs and deferred losses on fair value interest rate swaps of $40.4 million.

We use interest rate swaps as a means of minimizing cash flow fluctuations that may arise from volatility in interest rates of our variable-rate borrowings. In April 2016, we entered into three tranches of forward starting interest rate swaps whereby we agreed to pay fixed rates to the counterparties who, in turn, pay us floating rates on $1,100.0 million, $900.0 million and $400.0 million of our underlying floating-rate debt obligations. Each tranche’s term length was for twelve months beginning on December 31, 2016, 2017 and 2018, respectively. The swaps were designated as cash flow hedges of the risk of changes in interest payments associated with our variable-rate borrowings. In July 2019, we terminated the remaining interest rate swap which resulted in a gain of $1.8 million that was recognized in interest expense. For the years ended December 31, 2019 and 2018, $4.3 million and $8.9 million, respectively, of income was recorded to interest expense on the accompanying consolidated statements of operations related to these swap agreements.

In April 2016, we entered into interest rate swaps on $250.0 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to the counterparties who, in turn, pay us fixed rates.  In October 2016, we entered into interest rate swaps on an additional $250.0 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to the counterparties who, in turn, pay us fixed rates.  We designated the April 2016 and October 2016 interest rate swap agreements as fair value hedges of the risk of changes in the value of fixed rate debt due to changes in interest rates for a portion of our fixed rate borrowings. In August 2019, we terminated the April 2016 and October 2016 interest rate swaps which resulted in a loss of $2.3 million that will be deferred as an offset to the carrying value of the related debt and will be recognized to interest expense through October 2025. As of December 31, 2019, $2.2 million of this loss was included in long-term debt. For the years ended December 31, 2019 and 2018, $2.6 million and $2.1 million, respectively, of expense was recorded to interest expense on the accompanying consolidated statements of operations related to these swap agreements.

We have registered an undetermined amount of securities with the SEC, so that, from time-to-time, we may issue debt securities, preferred stock and/or common stock and associated warrants in the public market under that registration statement.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Our long-term contractual commitments, including the on and off-balance sheet arrangements, consisted of the following:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations	($ in millions)
Debt obligations, including finance lease obligations(1)	$3,381.2	$2.1	$201.7	$791.3	$2,386.1
Interest payments under debt obligations(2)	1,513.3	230.9	457.7	353.7	471.0
Contingent tax liability	22.4	3.8	8.6	4.4	5.6
Domestic qualified pension plan contributions(3)	—	—	—	—	—
International qualified pension plan contributions(4)	298.4	4.5	13.3	14.4	266.2
Non-qualified pension plan payments	5.8	0.8	0.9	0.6	3.5
Postretirement benefit payments	52.7	3.7	6.6	6.0	36.4
Long-term supply contracts	493.0	—	493.0	—	—
Operating leases	446.1	88.8	126.0	77.7	153.6
Off-Balance Sheet Commitments:
Purchasing commitments:
Raw materials	5,962.2	623.6	1,312.2	1,260.2	2,766.2
Capital expenditures	4.0	4.0	—	—	—
Utilities	0.7	0.4	0.3	—	—
Total	$12,179.8	$962.6	$2,620.3	$2,508.3	$6,088.6

(1)	Excludes unamortized debt issuance costs and deferred losses on fair value interest rate swaps of $40.4 million at December 31, 2019. All debt obligations are assumed to be held until maturity.

(2)
For the purposes of this table, we have assumed for all periods presented that there are no changes in the rates from those in effect at December 31, 2019 which ranged from 1.70% to 10.00% and excludes $15.7 million of remaining accretion expense related to the ethylene payment discount expected to be paid on or about the fourth quarter of 2020.

(3)
Given the inherent uncertainty as to actual minimum funding requirements for qualified defined benefit pension plans, no amounts are included in this table for any period beyond one year.  Based on the current funding requirements, we will not be required to make any cash contributions to the domestic qualified defined benefit pension plan at least through 2020.  During 2019, we made a discretionary cash contribution to our domestic qualified defined benefit pension plan of $12.5 million.

(4)
These amounts are only estimated payments assuming for our foreign qualified pension plans a weighted average annual expected rate of return on pension plan assets of 5.2% and a discount rate on pension plan obligations of 1.4%.  These estimated payments are subject to significant variation and the actual payments may be more than the amounts estimated.  In connection with international qualified defined benefit pension plans we made cash contributions of $2.4 million, $2.6 million and $1.7 million in 2019, 2018 and 2017, respectively, and we anticipate less than $5 million of cash contributions to international qualified defined benefit pension plans in 2020.

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

We also have standby letters of credit of $68.7 million of which $3.5 million have been issued through our 2019 Senior Revolving Credit Facility.  At December 31, 2019, we had $796.5 million available under our 2019 Senior Revolving Credit Facility because we had issued $3.5 million of letters of credit.

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

Goodwill

Goodwill is not amortized, but is reviewed for impairment annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.  ASC 350 “Intangibles—Goodwill and Other” (ASC 350) permits entities to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. Circumstances that are considered as part of the qualitative assessment and could trigger the two-step impairment test include, but are not limited to:  a significant adverse change in the business climate; a significant adverse legal judgment; adverse cash flow trends; an adverse action or assessment by a government agency; unanticipated competition; sustained decline in our stock price; and a significant restructuring charge within a reporting unit.  We define reporting units at the business segment level or one level below the business segment level.  For purposes of testing goodwill for impairment, goodwill has been allocated to our reporting units to the extent it relates to each reporting unit.

It is our practice, at a minimum, to perform a quantitative goodwill impairment test in the fourth quarter every three years. In the fourth quarter of 2019, we performed our triennial quantitative goodwill impairment test for our reporting units. We use a discounted cash flow approach to develop the estimated fair value of a reporting unit when a quantitative review is performed.  Management judgment is required in developing the assumptions for the discounted cash flow model.  We also corroborate our discounted cash flow analysis by evaluating a market-based approach that considers earnings before interest, taxes, depreciation and amortization (EBITDA) multiples from a representative sample of comparable public companies.  As a further indicator that each reporting unit has been valued appropriately using a discounted cash flow model, the aggregate fair value of all reporting units is reconciled to the total market value of Olin. An impairment would be recorded if the carrying amount of a reporting unit exceeded the estimated fair value. Based on the aforementioned analysis, the estimated fair value of our reporting units exceeded the carrying value of the reporting units. No impairment charges were recorded for 2019, 2018 or 2017.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, “Simplifying the Accounting for Income Taxes” which amends ASC 740 “Income Taxes” (ASC 740). This update is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and amending existing guidance to improve consistent application of ASC 740. This update is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. The guidance in this update has various elements, some of which are applied on a prospective basis and others on a retrospective basis with earlier application permitted.  We adopted this update on January 1, 2020 which did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” which amends ASC 350. This update will simplify the measurement of goodwill impairment by eliminating Step 2 from the goodwill impairment test. This update will require an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The update does not modify the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This update is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The guidance in this update is applied on a prospective basis, with earlier application permitted. We adopted this update on January 1, 2020 which did not have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” (ASU 2016-13) which amends ASC 326 “Financial Instruments—Credit Losses” (ASC 326).  Subsequent to the issuance of ASU 2016-13, ASC 326 was amended by various updates that amend and clarify the impact and implementation of the aforementioned update.  The new guidance introduces the current expected credit loss (CECL) model, which will require an entity to record an allowance for credit losses for certain financial instruments and financial assets, including trade receivables, based on expected losses rather than incurred losses.  Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument.  This update is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  The guidance in this update has various elements, some of which are applied on a prospective basis and others on a retrospective basis, with earlier application permitted.  We adopted this update on January 1, 2020 which did not have a material impact on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02 “Leases,” (ASU 2016-02) which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 “Leases” (ASC 842). Subsequent to the issuance of ASU 2016-02, ASC 842 was amended by various updates that amend and clarify the impact and implementation of the aforementioned update. These updates require lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. Upon initial application, the provisions of these updates are required to be applied using the modified retrospective method which requires retrospective adoption to each prior reporting period presented with the cumulative effect of adoption recorded to the earliest reporting period presented.  An optional transition method can be utilized which requires application of these updates beginning on the date of adoption with the cumulative effect of initially applying these updates recognized at the date of initial adoption. These updates also expand the required quantitative and qualitative disclosures surrounding leases. These updates are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. We adopted these updates on January 1, 2019 using the optional transition method. Accordingly, prior periods were not retrospectively adjusted. Adoption of these updates resulted in the recording of operating lease assets and lease liabilities on our consolidated balance sheet of $291.9 million as of January 1, 2019. Our assets and liabilities for finance leases remained unchanged. We also recognized the cumulative effect of applying these updates as an adjustment to retained earnings of $11.2 million, net of tax, which was primarily related to the recognition of previously deferred sale/leaseback gains. Our consolidated statements of operations and cash flows, along with our compliance with all covenants and restrictions under all our outstanding credit agreements, were not impacted by this adoption. These updates also impacted our accounting policies, internal controls and disclosures related to leases. Expanded disclosures regarding leases are included in Note 23 “Leases” in the notes to the consolidated financial statements contained in Item 8.

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

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, ethane, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in our manufacturing process.  Settlements on commodity derivative contracts resulted in (losses) gains of $(31.1) million, $5.4 million, and $1.5 million in 2019, 2018, and 2017, respectively which were included in cost of goods sold.  At December 31, 2019, we had open derivative notional contract positions through 2027 totaling $174.6 million (2018—$116.5 million).  If all open futures contracts had been settled on December 31, 2019, we would have recognized a pretax loss of $17.6 million.

If commodity prices were to remain at December 31, 2019 levels, approximately $12.7 million of deferred losses, net of tax, would be reclassified into earnings during the next twelve months.  The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

We use interest rate swaps as a means of minimizing cash flow fluctuations that may arise from volatility in interest rates of our variable-rate borrowings. In April 2016, we entered into three tranches of forward starting interest rate swaps whereby we agreed to pay fixed rates to the counterparties who, in turn, pay us floating rates on $1,100.0 million, $900.0 million and $400.0 million of our underlying floating-rate debt obligations. Each tranche’s term length was for twelve months beginning on December 31, 2016, 2017 and 2018, respectively. We have designated the swaps as cash flow hedges of the risk of changes in interest payments associated with our variable-rate borrowings. In July 2019, we terminated the remaining interest rate swap agreement which resulted in a gain of $1.8 million that was recognized in interest expense for the year ended December 31, 2019. For the years ended December 31, 2019, 2018 and 2017, $4.3 million, $8.9 million and $3.1 million, respectively, of income was recorded to interest expense on the accompanying consolidated statements of operations related to these swap agreements.

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

In April 2016, we entered into interest rate swaps on $250.0 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to the counterparties who, in turn, pay us fixed rates.  In October 2016, we entered into interest rate swaps on an additional $250.0 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to the counterparties who, in turn, pay us fixed rates.  We designated the April 2016 and October 2016 interest rate swap agreements as fair value hedges of the risk of changes in the value of fixed-rate debt due to changes in interest rates for a portion of our fixed-rate borrowings. In August 2019, we terminated the April 2016 and October 2016 interest rate swaps which resulted in a loss of $2.3 million that will be deferred as an offset to the carrying value of the related debt and will be recognized to interest expense through October 2025. As of December 31, 2019, $2.2 million of this loss was included in long-term debt in the consolidated balance sheet. For the years ended December 31, 2019 and 2018, $2.6 million and $2.1 million, respectively, of expense and for the year ended December 31, 2017, $2.9 million of income was recorded to interest expense on the accompanying consolidated statements of operations related to these swap agreements.

We actively manage currency exposures that are associated with net monetary asset positions, currency purchases and sales commitments denominated in foreign currencies and foreign currency denominated assets and liabilities created in the normal course of business. We enter into forward sales and purchase contracts to manage currency risk to offset our net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of our operations. At December 31, 2019, we had outstanding forward contracts to buy foreign currency with a notional value of $140.6 million and to sell foreign currency with a notional value of $99.2 million. All of the currency derivatives expire within one year and are for U.S. dollar (USD) equivalents. The counterparties to the forward contracts are large financial institutions; however, the risk of loss to us in the event of nonperformance by a counterparty could be significant to our financial position or results of operations. At December 31, 2018, we had outstanding forward contracts to buy foreign currency with a notional value of $123.7 million and to sell foreign currency with a notional value of $82.6 million.

Our foreign currency forward contracts and certain commodity derivatives did not meet the criteria to qualify for hedge accounting.  The effect on operating results of items not qualifying for hedge accounting was a (loss) gain of $(4.0) million, $(5.4) million and $1.8 million in 2019, 2018 and 2017, respectively.

The fair value of our derivative asset and liability balances were:

	December 31,
	2019	2018
	($ in millions)
Other current assets	$1.9	$5.7
Other assets	0.7	0.7
Total derivative asset	$2.6	$6.4
Accrued liabilities	$19.0	$3.5
Other liabilities	1.8	34.1
Total derivative liability	$20.8	$37.6

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

Energy costs, including electricity and natural gas, and certain raw materials used in our production processes are subject to price volatility.  Depending on market conditions, we may enter into futures contracts, forward contracts, commodity swaps and put and call option contracts in order to reduce the impact of commodity price fluctuations.  As of December 31, 2019, we maintained open positions on commodity contracts with a notional value totaling $174.6 million ($116.5 million at December 31, 2018).  Assuming a hypothetical 10% increase in commodity prices, which are currently hedged, as of December 31, 2019, we would experience an $17.5 million ($11.7 million at December 31, 2018) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.

We transact business in various foreign currencies other than the USD which exposes us to movements in exchange rates which may impact revenue and expenses, assets and liabilities and cash flows. Our significant foreign currency exposure is denominated with European currencies, primarily the Euro, although exposures also exist in other currencies of Asia Pacific, Latin America, Middle East and Africa. For all derivative positions, we evaluated the effects of a 10% shift in exchange rates between those currencies and the USD, holding all other assumptions constant. Unfavorable currency movements of 10% would negatively affect the fair values of the derivatives held to hedge currency exposures by $21.3 million. These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities.  Our current debt structure is used to fund business operations, and commitments from banks under our Delayed Draw Term Loan Facility, 2019 Senior Revolving Credit Facility, Receivables Financing Agreement and AR Facilities are sources of liquidity.  As of December 31, 2019, we had long-term borrowings, including current installments of long-term debt and finance lease obligations, of $3,340.8 million ($3,230.3 million at December 31, 2018) of which $155.9 million ($823.9 million at December 31, 2018) was issued at variable rates. Included within long-term borrowings on the consolidated balance sheets were deferred debt issuance costs and deferred losses on fair value interest rate swaps.

Assuming no changes in the $155.9 million of variable-rate debt levels from December 31, 2019, we estimate that a hypothetical change of 100-basis points in the LIBOR interest rates from 2019 would impact annual interest expense by $1.6 million.

Our interest rate swaps reduced interest expense by $1.7 million, $6.8 million and $6.1 million in 2019, 2018 and 2017, respectively.

If the actual changes in commodities, foreign currency or interest pricing is substantially different than expected, the net impact of commodity risk, foreign currency risk or interest rate risk on our cash flow may be materially different than that disclosed above.

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

The risks, uncertainties and assumptions involved in our forward-looking statements include those discussed under Item 1A—“Risk Factors.”  You should consider all of our forward-looking statements in light of these factors.  In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of our forward-looking statements.

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

The management of Olin Corporation has assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2019.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013) to guide our analysis and assessment.  Based on our assessment as of December 31, 2019, the company’s internal control over financial reporting was effective based on those criteria.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Olin Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update 2016-02 - Leases and amendments thereto.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of the recoverability of the carrying value of goodwill

As discussed in Notes 2 and 12 to the consolidated financial statements, the carrying amount of goodwill as of December 31, 2019 was $2,119.7 million. Of this amount, the goodwill balances of the Chlor Alkali Products and Vinyls and Epoxy reporting units were $1,832.7 million and $287.0 million, respectively. The Company performs a goodwill impairment assessment on an annual basis during the fourth quarter of each fiscal year or whenever events and changes in circumstances indicate that the carrying value of a reporting unit might exceed the fair value of each reporting unit.

We identified the evaluation of the recoverability of the carrying value of goodwill for each reporting unit as a critical audit matter. Subjective and challenging auditor judgment was required to evaluate certain assumptions used in the Company’s estimate of the fair value of the reporting units. Specifically, the cash flow projections and the discount rate assumptions underlying the Company’s determination of the fair value of the reporting units were challenging to audit as changes to those assumptions had a significant effect on the assessment of the fair value for the reporting units.

The primary procedures that we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s goodwill impairment assessment process, including controls related to the development of the cash flow and discount rate assumptions. We evaluated the Company’s cash flow projection assumptions for each reporting unit, including revenue growth rates and forecasted margins, by comparing them to the Company’s past history, industry reports, and peer companies’ analyst reports and historical growth rates. We performed sensitivity analyses over the cash flow projections and discount rate assumptions to assess their impact on the Company’s determination that the fair value of each reporting unit exceeded its carrying value. In addition, we involved a valuation professional with specialized skills and knowledge who assisted in:

–	Evaluating the Company’s selection of discount rates, by comparing them against a discount rate range that was independently developed using publicly available market data for comparable entities, and

–
Developing an estimate of each reporting unit’s fair value using the reporting unit’s cash flow forecast and independently developed discount rates, and comparing the results of our estimate of fair value to the Company’s fair value estimate.

Determination of environmental obligations

As discussed in Notes 2 and 22 to the consolidated financial statements, the Company has recorded liabilities for future environmental expenditures of $139.0 million as of December 31, 2019. The Company accrues a liability for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based upon current law and existing technologies.

We identified the determination of the environmental liabilities as a critical audit matter. This required challenging auditor judgment due to the nature of the estimate and assumptions, including judgments about future events and uncertainties and the time period over which remediation will occur.

The primary procedures that we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to estimate environmental obligations, including controls related to the monitoring of the liability as compared to remedial activities required by regulatory authority. We involved an environmental professional with specialized skills and knowledge who assisted in assessing the Company’s environmental specialist’s qualifications and in evaluating the Company’s planned remediation activities for certain sites. We compared the Company’s planned remediation activities to those communicated to regulatory authorities, those commonly observed in conducting remediation, and to the liability recorded. We also considered the Company’s changes in the liability and assumptions from those used in the prior year.

/s/ KPMG LLP

We have served as the Company’s auditor since 1954.

St. Louis, Missouri
February 24, 2020

CONSOLIDATED BALANCE SHEETS
December 31
(In millions, except per share data)

Assets	2019	2018
Current assets:
Cash and cash equivalents	$220.9	$178.8
Receivables, net	760.4	776.3
Income taxes receivable	13.9	5.9
Inventories, net	695.7	711.4
Other current assets	23.1	35.0
Total current assets	1,714.0	1,707.4
Property, plant and equipment, net	3,323.8	3,482.1
Operating lease assets, net	377.8	—
Deferred income taxes	35.3	26.3
Other assets	1,169.1	1,150.4
Intangible assets, net	448.1	511.6
Goodwill	2,119.7	2,119.6
Total assets	$9,187.8	$8,997.4
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$2.1	$125.9
Accounts payable	651.9	636.5
Income taxes payable	19.8	22.6
Current operating lease liabilities	79.3	—
Accrued liabilities	329.1	333.3
Total current liabilities	1,082.2	1,118.3
Long-term debt	3,338.7	3,104.4
Operating lease liabilities	303.4	—
Accrued pension liability	797.7	674.3
Deferred income taxes	454.5	518.9
Other liabilities	793.8	749.3
Total liabilities	6,770.3	6,165.2
Commitments and contingencies
Shareholders’ equity:
Common stock, $1.00 par value per share:
Authorized, 240.0 shares; issued and outstanding, 157.7 and 165.3 shares	157.7	165.3
Additional paid-in capital	2,122.1	2,247.4
Accumulated other comprehensive loss	(803.4)	(651.0)
Retained earnings	941.1	1,070.5
Total shareholders’ equity	2,417.5	2,832.2
Total liabilities and shareholders’ equity	$9,187.8	$8,997.4

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31
(In millions, except per share data)

	2019	2018	2017
Sales	$6,110.0	$6,946.1	$6,268.4
Operating expenses:
Cost of goods sold	5,439.2	5,822.1	5,554.9
Selling and administration	416.9	430.6	369.8
Restructuring charges	76.5	21.9	37.6
Acquisition-related costs	—	1.0	12.8
Other operating income	0.4	6.4	3.3
Operating income	177.8	676.9	296.6
Earnings (losses) of non-consolidated affiliates	—	(19.7)	1.8
Interest expense	243.2	243.2	217.4
Interest income	1.0	1.6	1.8
Non-operating pension income	16.3	21.7	34.4
Other income	11.2	—	—
Income (loss) before taxes	(36.9)	437.3	117.2
Income tax (benefit) provision	(25.6)	109.4	(432.3)
Net (loss) income	$(11.3)	$327.9	$549.5
Net (loss) income per common share:
Basic	$(0.07)	$1.97	$3.31
Diluted	$(0.07)	$1.95	$3.26
Average common shares outstanding:
Basic	162.3	166.8	166.2
Diluted	162.3	168.4	168.5

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years ended December 31
(In millions)

	2019	2018	2017
Net (loss) income	$(11.3)	$327.9	$549.5
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net	(9.1)	(22.2)	31.7
Unrealized losses on derivative contracts, net	(15.4)	(11.7)	(1.7)
Pension and postretirement liability adjustments, net	(150.2)	(74.9)	(21.6)
Amortization of prior service costs and actuarial losses, net	22.3	28.3	17.0
Total other comprehensive (loss) income, net of tax	(152.4)	(80.5)	25.4
Comprehensive (loss) income	$(163.7)	$247.4	$574.9
The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In millions, except per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares Issued	Par Value
Balance at January 1, 2017	165.4	$165.4	$2,243.8	$(510.0)	$373.8	$2,273.0
Net income	—	—	—	—	549.5	549.5
Other comprehensive income	—	—	—	25.4	—	25.4
Dividends paid:
Common stock ($0.80 per share)	—	—	—	—	(133.0)	(133.0)
Common stock issued for:
Stock options exercised	1.7	1.7	30.7	—	—	32.4
Other transactions	—	—	(0.9)	—	—	(0.9)
Stock-based compensation	—	—	7.3	—	—	7.3
Balance at December 31, 2017	167.1	$167.1	$2,280.9	$(484.6)	$790.3	$2,753.7
Income tax reclassification adjustment	—	—	—	(85.9)	85.9	—
Net income	—	—	—	—	327.9	327.9
Other comprehensive loss	—	—	—	(80.5)	—	(80.5)
Dividends paid:
Common stock ($0.80 per share)	—	—	—	—	(133.6)	(133.6)
Common stock repurchased and retired	(2.1)	(2.1)	(47.9)	—	—	(50.0)
Common stock issued for:
Stock options exercised	0.2	0.2	3.2	—	—	3.4
Other transactions	0.1	0.1	2.0	—	—	2.1
Stock-based compensation	—	—	9.2	—	—	9.2
Balance at December 31, 2018	165.3	$165.3	$2,247.4	$(651.0)	$1,070.5	$2,832.2
Lease accounting adoption adjustment	—	—	—	—	11.2	11.2
Net loss	—	—	—	—	(11.3)	(11.3)
Other comprehensive loss	—	—	—	(152.4)	—	(152.4)
Dividends paid:
Common stock ($0.80 per share)	—	—	—	—	(129.3)	(129.3)
Common stock repurchased and retired	(8.0)	(8.0)	(137.9)	—	—	(145.9)
Common stock issued for:
Stock options exercised	0.1	0.1	1.6	—	—	1.7
Other transactions	0.3	0.3	2.8	—	—	3.1
Stock-based compensation	—	—	8.2	—	—	8.2
Balance at December 31, 2019	157.7	$157.7	$2,122.1	$(803.4)	$941.1	$2,417.5

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31 (In millions)

	2019	2018	2017
Operating Activities
Net (loss) income	$(11.3)	$327.9	$549.5
Adjustments to reconcile net (loss) income to net cash and cash equivalents provided by (used for) operating activities:
Gain on disposition of non-consolidated affiliate	(11.2)	—	—
Losses (earnings) of non-consolidated affiliates	—	19.7	(1.8)
Losses (gains) on disposition of property, plant and equipment	—	2.0	(3.1)
Stock-based compensation	10.7	12.0	9.1
Depreciation and amortization	597.4	601.4	558.9
Deferred income taxes	(45.5)	35.6	(452.7)
Write-off of equipment and facility included in restructuring charges	58.9	2.6	1.4
Qualified pension plan contributions	(14.9)	(2.6)	(1.7)
Qualified pension plan income	(9.3)	(15.0)	(26.9)
Change in assets and liabilities:
Receivables	12.3	(46.3)	(49.9)
Income taxes receivable/payable	(10.7)	24.5	9.6
Inventories	13.0	(35.5)	(37.8)
Other current assets	7.4	0.2	(12.1)
Accounts payable and accrued liabilities	(11.0)	(14.5)	100.0
Other assets	(1.3)	(2.6)	5.8
Other noncurrent liabilities	30.5	4.3	(5.9)
Other operating activities	2.3	(5.9)	6.4
Net operating activities	617.3	907.8	648.8
Investing Activities
Capital expenditures	(385.6)	(385.2)	(294.3)
Payments under long-term supply contracts	—	—	(209.4)
Proceeds from disposition of property, plant and equipment	—	2.9	5.2
Proceeds from disposition of affiliated companies	20.0	—	—
Net investing activities	(365.6)	(382.3)	(498.5)
Financing Activities
Long-term debt:
Borrowings	825.0	570.0	2,035.5
Repayments	(744.2)	(946.1)	(2,037.9)
Common stock repurchased and retired	(145.9)	(50.0)	—
Stock options exercised	1.7	3.4	29.8
Dividends paid	(129.3)	(133.6)	(133.0)
Debt issuance costs	(16.6)	(8.5)	(11.2)
Net financing activities	(209.3)	(564.8)	(116.8)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(0.3)	0.4
Net increase (decrease) in cash and cash equivalents	42.1	(39.6)	33.9
Cash and cash equivalents, beginning of year	178.8	218.4	184.5
Cash and cash equivalents, end of year	$220.9	$178.8	$218.4
Cash paid for interest and income taxes:
Interest, net	$198.3	$208.8	$200.9
Income taxes, net of refunds	$36.3	$52.9	$18.0

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

Other Operating Income (Expense)

Other operating income (expense) consists of miscellaneous operating income items, which are related to our business activities, and gains (losses) on disposition of property, plant and equipment.

Included in other operating income were the following:

	Years Ended December 31,
	2019	2018	2017
	($ in millions)
Gains (losses) on disposition of property, plant and equipment, net	$—	$(2.0)	$3.1
Gains on insurance recoveries	—	8.0	—
Other	0.4	0.4	0.2
Other operating income	$0.4	$6.4	$3.3

Other operating income for 2018 included an $8.0 million insurance recovery for a second quarter 2017 business interruption at our Freeport, TX vinyl chloride monomer facility partially offset by a $1.7 million loss on the sale of land. Other operating income for 2017 included a $3.3 million gain on the disposition of property, plant and equipment from the sale of a former manufacturing facility.

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

Short-Term Investments

We classify our marketable securities as available-for-sale, which are reported at fair market value with unrealized gains and losses included in accumulated other comprehensive loss, net of applicable taxes.  The fair value of marketable securities is determined by quoted market prices.  Realized gains and losses on sales of investments, as determined on the specific identification method, and declines in value of securities judged to be other-than-temporary are included in other income (expense) in the consolidated statements of operations.  Interest and dividends on all securities are included in interest income and other income (expense), respectively. As of December 31, 2019 and 2018, we had no short-term investments recorded on our consolidated balance sheets.

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

Leases

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

Adoption of these updates resulted in the recording of operating lease assets and lease liabilities on our consolidated balance sheet of $291.9 million as of January 1, 2019. Our assets and liabilities for finance leases remained unchanged. We also recognized the cumulative effect of applying these updates as an adjustment to retained earnings of $11.2 million, net of tax, which was primarily related to the recognition of previously deferred sale/leaseback gains. Our consolidated statements of operations and cash flows, along with our compliance with all covenants and restrictions under all our outstanding credit agreements, were not impacted by this adoption.

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

The activities of our asset retirement obligations were as follows:

	December 31,
	2019	2018
	($ in millions)
Beginning balance	$60.2	$54.3
Accretion	3.4	3.2
Spending	(4.5)	(8.0)
Foreign currency translation adjustments	0.1	(0.2)
Adjustments	4.5	10.9
Ending balance	$63.7	$60.2

At December 31, 2019 and 2018, our consolidated balance sheets included an asset retirement obligation of $53.4 million and $49.6 million, respectively, which were classified as other noncurrent liabilities.

In 2019, we had net adjustments that increased the asset retirement obligation by $4.5 million which was primarily comprised of increases in estimated costs for certain assets.

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

Goodwill

Goodwill is not amortized, but is reviewed for impairment annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.  ASC 350 “Intangibles—Goodwill and Other” (ASC 350) permits entities to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. Circumstances that are considered as part of the qualitative assessment and could trigger the two-step impairment test include, but are not limited to:  a significant adverse change in the business climate; a significant adverse legal judgment; adverse cash flow trends; an adverse action or assessment by a government agency; unanticipated competition; sustained decline in our stock price; and a significant restructuring charge within a reporting unit.  We define reporting units at the business segment level or one level below the business segment level.  For purposes of testing goodwill for impairment, goodwill has been allocated to our reporting units to the extent it relates to each reporting unit.

It is our practice, at a minimum, to perform a quantitative goodwill impairment test in the fourth quarter every three years. In the fourth quarter of 2019, we performed our triennial quantitative goodwill impairment test for our reporting units. We use a discounted cash flow approach to develop the estimated fair value of a reporting unit when a quantitative test is performed.  Management judgment is required in developing the assumptions for the discounted cash flow model.  We also corroborate our discounted cash flow analysis by evaluating a market-based approach that considers earnings before interest, taxes, depreciation and amortization (EBITDA) multiples from a representative sample of comparable public companies.  As a further indicator that each reporting unit has been valued appropriately using a discounted cash flow model, the aggregate fair value of all reporting units is reconciled to the total market value of Olin. An impairment would be recorded if the carrying amount of a reporting unit exceeded the estimated fair value. Based on the aforementioned analysis, the estimated fair value of our reporting units exceeded the carrying value of the reporting units. No impairment charges were recorded for 2019, 2018 or 2017.

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

Intangible assets with finite lives are reviewed for impairment when conditions indicate that the carrying values of the assets may not be recoverable.  Circumstances that are considered as part of the qualitative assessment and could trigger a quantitative impairment test include, but are not limited to:  a significant adverse change in the business climate; a significant adverse legal judgment including asset specific factors; adverse cash flow trends; an adverse action or assessment by a government agency; unanticipated competition; sustained decline in our stock price; and a significant restructuring charge within a reporting unit. Based upon our qualitative assessment, it is more likely than not that the fair value of our intangible assets are greater than the carrying amount as of December 31, 2019. No impairment of our intangible assets were recorded in 2019, 2018 or 2017.

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

Retirement-Related Benefits

We account for our defined benefit pension plans and non-pension postretirement benefit plans using actuarial models required by ASC 715 “Compensation—Retirement Benefits” (ASC 715).  These models use an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over the average remaining service lives of the employees in the plan.  Changes in liability due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as actuarial gains or losses.  The principle underlying the required attribution approach is that employees render service over their average remaining service lives on a relatively smooth basis and, therefore, the accounting for benefits earned under the pension or non-pension postretirement benefits plans should follow the same relatively smooth pattern. Substantially all domestic defined benefit pension plan participants are no longer accruing benefits; therefore, actuarial gains and losses are amortized based upon the remaining life expectancy of the inactive plan participants.  For both the years ended December 31, 2019 and 2018, the average remaining life expectancy of the inactive participants in the domestic defined benefit pension plan were 18 years, respectively.

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

The fair value of each option granted, which typically vests ratably over three years, but not less than one year, was estimated on the date of grant, using the Black-Scholes option-pricing model with the following assumptions:

	2019	2018	2017
Dividend yield	3.05%	2.43%	2.69%
Risk-free interest rate	2.51%	2.72%	2.06%
Expected volatility	34%	32%	34%
Expected life (years)	6.0	6.0	6.0
Weighted-average grant fair value (per option)	$6.76	$8.89	$7.78
Weighted-average exercise price	$26.26	$32.94	$29.82
Shares granted	1,578,200	927,000	1,621,000

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

Share Repurchases

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

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” which amends ASC 740 “Income Taxes” (ASC 740). This update is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and amending existing guidance to improve consistent application of ASC 740. This update is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. The guidance in this update has various elements, some of which are applied on a prospective basis and others on a retrospective basis with earlier application permitted.  We adopted this update on January 1, 2020 which did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” which amends ASC 350. This update will simplify the measurement of goodwill impairment by eliminating Step 2 from the goodwill impairment test. This update will require an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The update does not modify the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This update is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The guidance in this update is applied on a prospective basis, with earlier application permitted. We adopted this update on January 1, 2020 which did not have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” (ASU 2016-03) which amends ASC 326 “Financial Instruments—Credit Losses.”  Subsequent to the issuance of ASU 2016-13, ASC 326 was amended by various updates that amend and clarify the impact and implementation of the aforementioned update.  The new guidance introduces the current expected credit loss (CECL) model, which will require an entity to record an allowance for credit losses for certain financial instruments and financial assets, including trade receivables, based on expected losses rather than incurred losses.  Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument.  This update is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  The guidance in this update has various elements, some of which are applied on a prospective basis and others on a retrospective basis, with earlier application permitted.  We adopted this update on January 1, 2020 which did not have a material impact on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02 “Leases,” (ASU 2016-02) which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 “Leases” (ASC 842). Subsequent to the issuance of ASU 2016-02, ASC 842 was amended by various updates that amend and clarify the impact and implementation of the aforementioned update. These updates require lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. Upon initial application, the provisions of these updates are required to be applied using the modified retrospective method which requires retrospective adoption to each prior reporting period presented with the cumulative effect of adoption recorded to the earliest reporting period presented.  An optional transition method can be utilized which requires application of these updates beginning on the date of adoption with the cumulative effect of initially applying these updates recognized at the date of initial adoption. These updates also expand the required quantitative and qualitative disclosures surrounding leases. These updates are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. We adopted these updates on January 1, 2019 using the optional transition method. Accordingly, prior periods were not retrospectively adjusted. Adoption of these updates resulted in the recording of operating lease assets and lease liabilities on our consolidated balance sheet of $291.9 million as of January 1, 2019. Our assets and liabilities for finance leases remained unchanged. We also recognized the cumulative effect of applying these updates as an adjustment to retained earnings of $11.2 million, net of tax, which was primarily related to the recognition of previously deferred sale/leaseback gains. Our consolidated statements of operations and cash flows, along with our compliance with all covenants and restrictions under all our outstanding credit agreements, were not impacted by this adoption. These updates also impacted our accounting policies, internal controls and disclosures related to leases. Expanded disclosures regarding leases are included in Note 23 “Leases”.

NOTE 4. ACQUISITION

On October 5, 2015 (the Closing Date), we completed the acquisition (the Acquisition) from The Dow Chemical Company (Dow) of its U.S. Chlor Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses (collectively, the Acquired Business), whose operating results are included in the accompanying financial statements since the Closing Date.

For the years ended December 31, 2018 and 2017, we incurred costs related to the integration of the Acquired Business of $1.0 million and $12.8 million, respectively, which consisted of advisory, legal, accounting and other professional fees.

NOTE 5. RESTRUCTURING CHARGES

On December 11, 2019, we announced that we had made the decision to permanently close a chlor alkali plant with a capacity of 230,000 tons and our vinylidene chloride (VDC) production facility, both in Freeport, TX.  These closures are expected to be completed before the end of 2020.  For the year ended December 31, 2019, we recorded pretax restructuring charges of $58.9 million for non-cash impairment of equipment and facilities related to these actions. We expect to incur additional restructuring charges through 2024 of approximately $50 million related to these actions.

On December 10, 2018, we announced that we had made the decision to permanently close the ammunition assembly operations at our Winchester facility in Geelong, Australia. Subsequent to the facility’s closure, products for customers in the region are sourced from Winchester manufacturing facilities located in the United States. For the years ended December 31, 2019 and 2018, we recorded pretax restructuring charges of $0.4 million and $4.1 million, respectively for the write-off of equipment and facility costs, employee severance and related benefit costs, lease and other contract termination costs and facility exit costs related to this action. For the year ended December 31, 2019, we also recorded additional pretax restructuring charges of $1.4 million for employee severance and related benefit costs related to our Winchester operations.

On March 21, 2016, we announced that we had made the decision to close a combined total of 433,000 tons of chlor alkali capacity across three separate locations. Associated with this action, we have permanently closed our Henderson, NV chlor alkali plant with 153,000 tons of capacity and have reconfigured the site to manufacture bleach and distribute caustic soda and hydrochloric acid. Also, the capacity of our Niagara Falls, NY chlor alkali plant has been reduced from 300,000 tons to 240,000 tons and the chlor alkali capacity at our Freeport, TX facility was reduced by 220,000 tons. This 220,000 ton reduction was entirely from diaphragm cell capacity. For the years ended December 31, 2019, 2018 and 2017, we recorded pretax restructuring charges of $15.8 million, $15.7 million and $32.6 million, respectively, for the write-off of equipment and facility costs, lease and other contract termination costs, employee severance and related benefit costs, employee relocation costs and facility exit costs related to these actions. We expect to incur additional restructuring charges through 2020 of approximately $5 million related to these capacity reductions.

For the years ended December 31, 2018 and 2017, we recorded pretax restructuring charges of $2.1 million and $3.3 million, respectively, for lease and other contract termination costs and facility exit costs related to our permanent reduction in capacity at our Becancour, Canada chlor alkali facility in 2014.

For the year ended December 31, 2017, we recorded pretax restructuring charges of $1.7 million for employee severance and related benefit costs related to the relocation of our Winchester centerfire pistol and rifle ammunition manufacturing operations from East Alton, IL to Oxford, MS that was announced in 2010 and completed in 2016.

The following table summarizes the activities by major component of these restructuring actions and the remaining balances of accrued restructuring costs as of December 31, 2019:

	Employee severance and related benefit costs	Lease and other contract termination costs	Employee relocation costs	Facility exit costs	Write-off of equipment and facility	Total
	($ in millions)
Balance at January 1, 2017	$3.4	$7.5	$—	$1.8	$—	$12.7
2017 restructuring charges	2.0	22.1	0.3	11.7	1.5	37.6
Amounts utilized	(3.6)	(26.3)	(0.3)	(13.5)	(1.5)	(45.2)
Balance at December 31, 2017	1.8	3.3	—	—	—	5.1
2018 restructuring charges	1.7	5.6	—	12.0	2.6	21.9
Amounts utilized	(2.0)	(2.9)	—	(11.3)	(2.6)	(18.8)
Balance at December 31, 2018	1.5	6.0	—	0.7	—	8.2
2019 restructuring charges	2.1	0.9	—	14.6	58.9	76.5
Amounts utilized	(3.6)	(3.8)	—	(15.3)	(58.9)	(81.6)
Balance at December 31, 2019	$—	$3.1	$—	$—	$—	$3.1

The following table summarizes the cumulative restructuring charges of these restructuring actions by major component through December 31, 2019:

	Chlor Alkali Products and Vinyls			Winchester		Total
	Becancour	Capacity Reductions	Freeport	Oxford	Other
	($ in millions)
Write-off of equipment and facility	$3.5	$78.1	$58.9	$—	$2.6	$143.1
Employee severance and related benefit costs	2.7	6.6	—	14.7	2.7	26.7
Facility exit costs	5.9	48.2	—	2.3	0.2	56.6
Pension and other postretirement benefits curtailment	—	—	—	4.1	—	4.1
Employee relocation costs	—	1.7	—	6.0	—	7.7
Lease and other contract termination costs	6.1	40.9	—	—	0.4	47.4
Total cumulative restructuring charges	$18.2	$175.5	$58.9	$27.1	$5.9	$285.6

As of December 31, 2019, we have incurred cash expenditures of $134.9 million and non-cash charges of $147.6 million related to these restructuring actions.  The remaining balance of $3.1 million is expected to be paid out through 2021.

NOTE 6. EARNINGS PER SHARE

Basic and diluted net (loss) income per share are computed by dividing net (loss) income by the weighted-average number of common shares outstanding.  Diluted net (loss) income per share reflects the dilutive effect of stock-based compensation.

	Years ended December 31,
	2019	2018	2017
Computation of (Loss) Income per Share	(In millions, except per share data)
Net (loss) income	$(11.3)	$327.9	$549.5
Basic shares	162.3	166.8	166.2
Basic net (loss) income per share	$(0.07)	$1.97	$3.31
Diluted shares:
Basic shares	162.3	166.8	166.2
Stock-based compensation	—	1.6	2.3
Diluted shares	162.3	168.4	168.5
Diluted net (loss) income per share	$(0.07)	$1.95	$3.26

The computation of dilutive shares from stock-based compensation does not include 7.8 million, 2.4 million and 1.6 million shares in 2019, 2018 and 2017, respectively, as their effect would have been anti-dilutive.

NOTE 7. ACCOUNTS RECEIVABLES

On July 16, 2019, our existing $250.0 million Receivables Financing Agreement was extended to July 15, 2022 and downsized to $10.0 million with the option to expand to $300.0 million (Receivables Financing Agreement). The administrative agent for our Receivables Financing Agreement is PNC Bank, National Association. Under the Receivables Financing Agreement, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the Receivables Financing Agreement incorporates the leverage and coverage covenants that are contained in the $2,000.0 million senior credit facility. For the year ended December 31, 2019, the outstanding balance of the $250.0 million Receivables Financing Agreement of $150.0 million was repaid with proceeds from the issuance of $750.0 million senior notes due 2029. As of December 31, 2019 and 2018, we had zero and $125.0 million, respectively, drawn under the agreement. As of December 31, 2019, we had $10.0 million of additional borrowing capacity under the Receivables Financing Agreement.

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

	December 31,
	2019	2018
	($ in millions)
Beginning Balance	$132.4	$182.3
Gross receivables sold	984.8	1,372.3
Payments received from customers on sold accounts	(1,054.1)	(1,422.2)
Ending Balance	$63.1	$132.4

  The factoring discount paid under the AR Facilities is recorded as interest expense on the consolidated statements of operations. The factoring discount for the years ended December 31, 2019, 2018 and 2017 was $2.9 million, $4.3 million and $3.7 million, respectively. The agreements are without recourse and therefore no recourse liability has been recorded as of December 31, 2019.

At December 31, 2019 and 2018, our consolidated balance sheets included other receivables of $87.4 million and $58.0 million, respectively, which were classified as receivables, net.

NOTE 8. ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLES

Allowance for doubtful accounts receivable consisted of the following:

	December 31,
	2019	2018
	($ in millions)
Beginning balance	$12.9	$12.3
Provisions charged	1.1	1.7
Write-offs, net of recoveries	(2.1)	(0.7)
Foreign currency translation adjustments	—	(0.4)
Ending balance	$11.9	$12.9

NOTE 9. INVENTORIES

	December 31,
	2019	2018
	($ in millions)
Supplies	$80.5	$66.4
Raw materials	74.9	66.7
Work in process	140.3	139.6
Finished goods	449.5	488.5
	745.2	761.2
LIFO reserve	(49.5)	(49.8)
Inventories, net	$695.7	$711.4

Inventories valued using the LIFO method comprised 56% and 55% of the total inventories at December 31, 2019 and 2018, respectively.  The replacement cost of our inventories would have been approximately $49.5 million and $49.8 million higher than that reported at December 31, 2019 and 2018, respectively.

NOTE 10. OTHER ASSETS

Included in other assets were the following:

	December 31,
	2019	2018
	($ in millions)
Supply contracts	$1,112.6	$1,099.5
Investments in non-consolidated affiliates	—	8.8
Other	56.5	42.1
Other assets	$1,169.1	$1,150.4

On January 1, 2019, we sold our 9.1% limited partnership interest in Bay Gas Storage Company, Ltd. (Bay Gas) for $20.0 million. The sale closed on February 7, 2019 which resulted in a gain of $11.2 million for the year ended December 31, 2019 which was recorded to other income in the consolidated statements of operations.

For the year ended December 31, 2018, we recorded a $21.5 million non-cash impairment charge related to an adjustment to the value of our 9.1% limited partnership interest in Bay Gas.  Bay Gas owns, leases and operates underground gas storage and related pipeline facilities, which are used to provide storage in the McIntosh, AL area and delivery of natural gas. The general partner, Sempra Energy (Sempra), announced in the second quarter of 2018 its plan to sell several assets including its 90.9% interest in Bay Gas.  In connection with this decision, Sempra recorded an impairment charge related to Bay Gas adjusting the related assets’ carrying values to an estimated fair value.  We recorded a reduction in our investment in the non-consolidated affiliate for the proportionate share of the non-cash impairment charge. Olin has no other non-consolidated affiliates.

The losses of non-consolidated affiliates were $19.7 million for the year ended December 31, 2018, which reflect the $21.5 million non-cash impairment charge. The earnings of non-consolidated affiliates were $1.8 million for the year ended December 31, 2017.

In connection with the Acquisition, Olin and Dow entered into arrangements for the long-term supply of ethylene by Dow to Olin, pursuant to which, among other things, Olin made upfront payments of $433.5 million on the Closing Date in order to receive ethylene at producer economics and for certain reservation fees and for the option to obtain additional ethylene at producer economics. The fair value of the long-term supply contracts recorded as of the Closing Date was a long-term asset of $416.1 million which will be amortized over the life of the contracts as ethylene is received. During 2017, we made an additional payment of $209.4 million in connection with our option to reserve additional ethylene supply at producer economics from Dow which increased the value of the long-term asset.

On February 27, 2017, we exercised the remaining option to reserve additional ethylene at producer economics from Dow. In connection with the exercise of this option, we also secured a long-term customer arrangement. As a result, an additional payment will be made to Dow that is not to exceed $493 million on or about the fourth quarter of 2020. During 2017, as a result of Dow’s new Texas 9 ethylene cracker becoming operational, Olin recognized a long-term asset and other liability of $389.2 million, which represented the present value of the additional estimated payment. During 2019, Olin increased the long-term asset and other liability by $50.7 million. The discounted amount of $52.7 million will be recorded as interest expense through the fourth quarter of 2020. For the years ended December 31, 2019, 2018, and 2017 interest expense of $17.0 million, $16.0 million and $3.9 million, respectively, was recorded for accretion on the 2020 payment discount.

The weighted-average useful life of long-term supply contracts at December 31, 2019 was 20 years. For the years ended December 31, 2019, 2018 and 2017, amortization expense of $37.6 million, $37.6 million and $28.2 million, respectively, was recognized within cost of goods sold related to these supply contracts and is reflected in depreciation and amortization on the consolidated statements of cash flows. We estimate that amortization expense will be approximately $38 million in 2020 and $60 million in 2021, 2022, 2023 and 2024 related to these long-term supply contracts.  The long-term supply contracts are monitored for impairment each reporting period.

NOTE 11. PROPERTY, PLANT AND EQUIPMENT

		December 31,
	Useful Lives	2019	2018
		($ in millions)
Land and improvements to land	10-20 Years	$277.5	$276.9
Buildings and building equipment	10-30 Years	392.4	387.6
Machinery and equipment	3-20 Years	5,566.0	5,252.0
Leasehold improvements		9.9	5.2
Construction in progress		346.1	341.4
Property, plant and equipment		6,591.9	6,263.1
Accumulated depreciation		(3,268.1)	(2,781.0)
Property, plant and equipment, net		$3,323.8	$3,482.1

The weighted-average useful life of machinery and equipment at December 31, 2019 was 11 years. Depreciation expense was $493.3 million, $497.8 million and $465.1 million for 2019, 2018 and 2017, respectively.  Interest capitalized was $10.8 million, $6.0 million and $3.0 million for 2019, 2018 and 2017, respectively.

The consolidated statements of cash flows for the years ended December 31, 2019, 2018 and 2017, included decreases of $5.7 million, $25.5 million and $0.5 million, respectively, to capital expenditures, with the corresponding change to accounts payable and accrued liabilities, related to purchases of property, plant and equipment included in accounts payable and accrued liabilities at December 31, 2019, 2018 and 2017.

NOTE 12. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill were as follows:

	Chlor Alkali Products and Vinyls	Epoxy	Total
	($ in millions)
Balance at January 1, 2018	$1,832.9	$287.1	$2,120.0
Foreign currency translation adjustment	(0.3)	(0.1)	(0.4)
Balance at December 31, 2018	1,832.6	287.0	2,119.6
Foreign currency translation adjustment	0.1	—	0.1
Balance at December 31, 2019	$1,832.7	$287.0	$2,119.7

Intangible assets consisted of the following:

		December 31,
		2019			2018
	Useful Lives	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
		($ in millions)
Customers, customer contracts and relationships	10-15 Years	$673.5	$(260.9)	$412.6	$675.2	$(211.9)	$463.3
Trade name	5 Years	7.0	(6.0)	1.0	7.0	(4.6)	2.4
Acquired technology	7 Years	85.1	(51.8)	33.3	85.4	(39.6)	45.8
Other	10 Years	1.8	(0.6)	1.2	0.7	(0.6)	0.1
Total intangible assets		$767.4	$(319.3)	$448.1	$768.3	$(256.7)	$511.6

Amortization expense relating to intangible assets was $62.8 million in 2019, 2018 and 2017.  We estimate that amortization expense will be approximately $62 million in 2020, approximately $61 million in 2021, approximately $54 million in 2022 and approximately $35 million in both 2023 and 2024.

NOTE 13. DEBT

	December 31,
	2019	2018
Notes payable:	($ in millions)
Variable-rate Delayed Draw Term Loan Facility, due 2024 (4.02% at December 31, 2018)	$—	$543.0
Variable-rate Recovery Zone bonds, due 2024-2035 (2.85% and 3.67% at December 31, 2019 and 2018, respectively)	103.0	103.0
Variable-rate Go Zone bonds, due 2024 (2.85% and 3.67% at December 31, 2019 and 2018, respectively)	50.0	50.0
Variable-rate Industrial development and environmental improvement obligations, due 2025 (1.70% and 2.52% at December 31, 2019 and 2018, respectively)	2.9	2.9
10.00%, due 2025	500.0	500.0
9.75%, due 2023	720.0	720.0
5.625%, due 2029	750.0	—
5.50%, due 2022	200.0	200.0
5.125%, due 2027	500.0	500.0
5.00%, due 2030	550.0	550.0
Receivables Financing Agreement (See Note 7)	—	125.0
Finance lease obligations	5.3	4.2
Total notes payable	3,381.2	3,298.1
Deferred debt issuance costs	(38.2)	(34.1)
Interest rate swaps	(2.2)	(33.7)
Total debt	3,340.8	3,230.3
Amounts due within one year	2.1	125.9
Total long-term debt	$3,338.7	$3,104.4

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

On July 16, 2019, Olin entered into a new five-year, $2,000.0 million senior credit facility (2019 Senior Credit Facility), which replaces the existing $1,975.0 million senior credit facility. The 2019 Senior Credit Facility includes a senior unsecured delayed-draw term loan facility in an aggregate principal amount of up to $1,200.0 million (Delayed Draw Term Loan Facility). The Delayed Draw Term Loan Facility will be available on a delayed basis in up to three draws to be made on or prior to November 29, 2020. The Delayed Draw Term Loan Facility includes principal amortization amounts payable beginning the quarter ending after the facility is borrowed upon at a rate of 5.0% per annum for the first two years, increasing to 7.5% per annum for the following year and to 10.0% per annum for the last two years. We expect the proceeds from the Delayed Draw Term Loan Facility will be used to redeem the 9.75% senior notes due 2023 and the 10.00% senior notes due 2025 on or about October 15, 2020. The 2019 Senior Credit Facility also includes a senior unsecured revolving credit facility with aggregate commitments in an amount equal to $800.0 million (2019 Senior Revolving Credit Facility), which was increased from $600.0 million. The 2019 Senior Revolving Credit Facility includes a $100.0 million letter of credit subfacility. For the year ended December 31, 2019, we had $796.5 million available under our 2019 Senior Revolving Credit Facility because we had issued $3.5 million of letters of credit.  The maturity date for the 2019 Senior Credit Facility is July 16, 2024 at which point all outstanding Delayed Draw Term Loan Facility and 2019 Senior Revolving Credit Facility balances will become due and payable. In December 2019, Olin amended the 2019 Senior Credit Facility which amended the restrictive covenants of the agreement, including expanding the coverage and leverage ratios to be less restrictive over the next two and a half years.

Under the 2019 Senior Credit Facility, we may select various floating rate borrowing options. The actual interest rate paid on borrowings under the 2019 Senior Credit Facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the applicable facility for the prior fiscal quarter.  The 2019 Senior Credit Facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly based on operating cash flows. We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of December 31, 2019, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As of December 31, 2019, there were no covenants or other restrictions that would have limited our ability to borrow under these facilities.

For the year ended December 31, 2019, we recognized interest expense of $2.8 million for the write-off of unamortized deferred debt issuance costs related to the replacement of the existing $1,975.0 million senior credit facility, including the redemption of the remaining balance of the $1,375.0 million term loan facility, and the redemption of the remaining balance of and reduction in the borrowing capacity under the Receivables Financing Agreement.

On January 19, 2018, Olin issued $550.0 million aggregate principal amount of 5.00% senior notes due February 1, 2030 (2030 Notes), which were registered under the Securities Act of 1933, as amended. Interest on the 2030 Notes began accruing from January 19, 2018 and is paid semi-annually beginning on August 1, 2018. Proceeds from the 2030 Notes were used to redeem $550.0 million of debt under the $1,375.0 million term loan facility. We recognized interest expense of $2.6 million for the write-off of unamortized deferred debt issuance costs related to this action in 2018.

On March 9, 2017, we entered into a five-year $1,975.0 million senior credit facility, which amended and restated the then existing $1,850.0 million senior credit facility. We recognized interest expense of $1.2 million for the write-off of unamortized deferred debt issuance costs related to this action during 2017. Pursuant to the agreement, the aggregate principal amount under the term loan facility was increased to $1,375.0 million, and the aggregate commitments under the senior revolving credit facility were increased to $600.0 million. In March 2017, we drew the entire $1,375.0 million term loan facility and used the proceeds to redeem the remaining balance of the existing $1,350.0 million senior credit facility of $1,282.5 million and a portion of the $800.0 million Sumitomo Credit Facility (Sumitomo Credit Facility). For the year ended December 31, 2017, we repaid $51.6 million under the required quarterly installments of the $1,375.0 million term loan facility.

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

During 2017, the remaining Sumitomo Credit Facility balance of $590.0 million was repaid using proceeds from the $1,975.0 million senior credit facility and the 2027 Notes. We recognized interest expense of $1.5 million related to the write-off of unamortized deferred debt issuance costs related to this action in 2017.

In 2019, we paid debt issuance costs of $16.6 million for the issuance of the 2029 Notes and 2019 Senior Credit Facility. In 2018, we paid debt issuance costs of $8.5 million relating to the 2030 Notes. In 2017, we paid debt issuance costs of $11.2 million relating to the $1,975.0 million senior credit facility and the 2027 Notes.

Pursuant to a note purchase agreement dated December 22, 1997, SunBelt sold $97.5 million of Guaranteed Senior Secured Notes due 2017, Series O, and $97.5 million of Guaranteed Senior Secured Notes due 2017, Series G.  We refer to these notes as the SunBelt Notes. The SunBelt Notes accrued interest at a rate of 7.23% per annum, payable semi-annually in arrears on each June 22 and December 22.  In December 2017, $12.2 million was repaid on these SunBelt Notes. At December 31, 2017, all amounts due under the SunBelt Notes had been repaid.

At December 31, 2019, we had total letters of credit of $68.7 million outstanding, of which $3.5 million were issued under our 2019 Senior Revolving Credit Facility.  The letters of credit are used to support certain long-term debt, certain workers compensation insurance policies, certain plant closure and post-closure obligations and certain international pension funding requirements.

Annual maturities of long-term debt, including finance lease obligations, are $2.1 million in 2020, $1.0 million in 2021, $200.7 million in 2022, $720.6 million in 2023, $70.7 million in 2024 and a total of $2,386.1 million thereafter.

In April 2016, we entered into three tranches of forward starting interest rate swaps whereby we agreed to pay fixed rates to the counterparties who, in turn, pay us floating rates on $1,100.0 million, $900.0 million and $400.0 million of our underlying floating-rate debt obligations. Each tranche’s term length was for twelve months beginning on December 31, 2016,

2017 and 2018, respectively. We designated the swaps as cash flow hedges of the risk of changes in interest payments associated with our variable-rate borrowings. In July 2019, we terminated the remaining interest rate swap agreement which resulted in a gain of $1.8 million that was recognized in interest expense for the year ended December 31, 2019. For the years ended December 31, 2019, 2018 and 2017, $4.3 million, $8.9 million and $3.1 million, respectively, of income was recorded to interest expense on the accompanying consolidated statements of operations related to these swap agreements.

In April 2016, we entered into interest rate swaps on $250.0 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to the counterparties who, in turn, pay us fixed rates. In October 2016, we entered into interest rate swaps on an additional $250.0 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to the counterparties who, in turn, pay us fixed rates. We designated the April 2016 and October 2016 interest rate swap agreements as fair value hedges of the risk of changes in the value of fixed-rate debt due to changes in interest rates for a portion of our fixed-rate borrowings. In August 2019, we terminated the April 2016 and October 2016 interest rate swaps which resulted in a loss of $2.3 million that will be deferred as an offset to the carrying value of the related debt and will be recognized to interest expense through October 2025. As of December 31, 2019, $2.2 million of this loss was included in long-term debt in the consolidated balance sheet. For the years ended December 31, 2019 and 2018, $2.6 million and $2.1 million, respectively, of expense and for the year ended December 31, 2017, $2.9 million of income was recorded to interest expense on the accompanying consolidated statements of operations related to these swap agreements.

Our interest rate swaps reduced interest expense by $1.7 million, $6.8 million and $6.1 million in 2019, 2018 and 2017, respectively.  The difference between interest paid and interest received is included as an adjustment to interest expense.

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

During 2019, we made a discretionary cash contribution to our domestic qualified defined benefit pension plan of $12.5 million. Based on our plan assumptions and estimates, we will not be required to make any cash contributions to the domestic qualified defined benefit pension plan at least through 2020.

We have international qualified defined benefit pension plans to which we made cash contributions of $2.4 million, $2.6 million and $1.7 million in 2019, 2018 and 2017, respectively, and we anticipate less than $5 million of cash contributions to international qualified defined benefit pension plans in 2020.

Pension Obligations and Funded Status

Changes in the benefit obligation and plan assets were as follows:

	December 31, 2019			December 31, 2018
	U.S.	Foreign	Total	U.S.	Foreign	Total
Change in Benefit Obligation	($ in millions)
Benefit obligation at beginning of year	$2,365.5	$302.3	$2,667.8	$2,579.9	$303.4	$2,883.3
Service cost	1.0	10.3	11.3	1.4	9.7	11.1
Interest cost	88.7	6.0	94.7	80.6	5.7	86.3
Actuarial loss (gain)	299.5	64.6	364.1	(163.2)	1.5	(161.7)
Benefits paid	(134.5)	(4.8)	(139.3)	(133.2)	(3.7)	(136.9)
Plan participant’s contributions	—	1.7	1.7	—	1.2	1.2
Plan amendments	—	(0.7)	(0.7)	—	(0.4)	(0.4)
Foreign currency translation adjustments	—	(1.8)	(1.8)	—	(15.1)	(15.1)
Benefit obligation at end of year	$2,620.2	$377.6	$2,997.8	$2,365.5	$302.3	$2,667.8

	December 31, 2019			December 31, 2018
	U.S.	Foreign	Total	U.S.	Foreign	Total
Change in Plan Assets	($ in millions)
Fair value of plans’ assets at beginning of year	$1,925.8	$67.2	$1,993.0	$2,172.5	$74.4	$2,246.9
Actual return on plans’ assets	318.8	7.6	326.4	(113.9)	(2.1)	(116.0)
Employer contributions	12.5	2.4	14.9	0.4	1.8	2.2
Benefits paid	(134.5)	(3.4)	(137.9)	(133.2)	(2.2)	(135.4)
Foreign currency translation adjustments	—	2.9	2.9	—	(4.7)	(4.7)
Fair value of plans’ assets at end of year	$2,122.6	$76.7	$2,199.3	$1,925.8	$67.2	$1,993.0

	December 31, 2019			December 31, 2018
	U.S.	Foreign	Total	U.S.	Foreign	Total
Funded Status	($ in millions)
Qualified plans	$(494.3)	$(298.4)	$(792.7)	$(436.1)	$(232.8)	$(668.9)
Non-qualified plans	(3.3)	(2.5)	(5.8)	(3.6)	(2.3)	(5.9)
Total funded status	$(497.6)	$(300.9)	$(798.5)	$(439.7)	$(235.1)	$(674.8)

Under ASC 715, we recorded a $145.5 million after-tax charge ($177.7 million pretax) to shareholders’ equity as of December 31, 2019 for our pension plans.  This charge primarily reflected a 100-basis point decrease in the domestic pension plans’ discount rate, partially offset by favorable performance on plan assets during 2019. In 2018, we recorded a $76.5 million after-tax charge ($100.6 million pretax) to shareholders’ equity as of December 31, 2018 for our pension plans.  This charge primarily reflected unfavorable performance on plan assets during 2018, partially offset by a 60-basis point increase in the domestic pension plans’ discount rate.

The $364.1 million actuarial loss for 2019 was primarily due to a 100-basis point decrease in the domestic pension plans’ discount rate. The $161.7 million actuarial gain for 2018 was primarily due to a 60-basis point increase in the domestic pension plans’ discount rate.

Amounts recognized in the consolidated balance sheets consisted of:

	December 31, 2019			December 31, 2018
	U.S.	Foreign	Total	U.S.	Foreign	Total
	($ in millions)
Accrued benefit in current liabilities	$(0.6)	$(0.2)	$(0.8)	$(0.4)	$(0.1)	$(0.5)
Accrued benefit in noncurrent liabilities	(497.0)	(300.7)	(797.7)	(439.3)	(235.0)	(674.3)
Accumulated other comprehensive loss	891.6	111.6	1,003.2	796.5	56.0	852.5
Net balance sheet impact	$394.0	$(189.3)	$204.7	$356.8	$(179.1)	$177.7

At December 31, 2019 and 2018, the benefit obligation of non-qualified pension plans was $5.8 million and $5.9 million, respectively, and was included in the above pension benefit obligation.  There were no plan assets for these non-qualified pension plans.  Benefit payments for the non-qualified pension plans are expected to be as follows:  2020—$0.8 million; 2021—$0.5 million; 2022—$0.4 million; 2023—$0.4 million; and 2024—$0.2 million.  Benefit payments for the qualified plans are projected to be as follows:  2020—$146.9 million; 2021—$146.4 million; 2022—$146.3 million; 2023—$145.0 million; and 2024—$143.8 million.

	December 31,
	2019	2018
	($ in millions)
Projected benefit obligation	$2,997.8	$2,667.8
Accumulated benefit obligation	2,972.4	2,641.3
Fair value of plan assets	2,199.3	1,993.0

	Years Ended December 31,
	2019	2018	2017
Components of Net Periodic Benefit (Income) Costs	($ in millions)
Service cost	$11.3	$11.1	$9.4
Interest cost	94.7	86.3	86.6
Expected return on plans’ assets	(141.8)	(146.5)	(149.4)
Amortization of prior service cost	—	0.1	2.2
Recognized actuarial loss	27.0	34.5	24.8
Net periodic benefit (income) costs	$(8.8)	$(14.5)	$(26.4)

Included in Other Comprehensive Loss (Pretax)
Liability adjustment	$177.7	$100.6	$26.9
Amortization of prior service costs and actuarial losses	(27.0)	(34.6)	(27.0)

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

	U.S. Pension Benefits				Foreign Pension Benefits
Weighted-Average Assumptions	2019		2018	2017	2019	2018	2017
Discount rate—periodic benefit cost	4.2%	(1)	3.6%	4.1%	2.2%	2.2%	2.3%
Expected return on assets	7.75%		7.75%	7.75%	5.2%	5.2%	5.6%
Rate of compensation increase	3.0%		3.0%	3.0%	2.9%	2.9%	3.0%
Discount rate—benefit obligation	3.2%		4.2%	3.6%	1.4%	2.2%	2.2%

(1)
The discount rate—periodic benefit cost for our domestic qualified pension plan is comprised of the discount rate used to determine interest costs of 3.9% and the discount rate used to determine service costs of 4.3%.

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

The long-term expected rate of return on plan assets represents an estimate of the long-term rate of returns on the investment portfolio consisting of equities, fixed income and alternative investments.  We use long-term historical actual return information, the allocation mix of investments that comprise plan assets and forecast estimates of long-term investment returns, including inflation rates, by reference to external sources.  The historic rates of return on plan assets have been 7.3% for the last 5 years, 8.8% for the last 10 years and 9.3% for the last 15 years.  The following rates of return by asset class were considered in setting the long-term rate of return assumption:

U.S. equities	9%	to	13%
Non-U.S. equities	6%	to	11%
Fixed income/cash	5%	to	9%
Alternative investments	5%	to	15%

Plan Assets

Our pension plan asset allocations at December 31, 2019 and 2018 by asset class were as follows:

	Percentage of Plan Assets
Asset Class	2019	2018
U.S. equities	11%	12%
Non-U.S. equities	17%	15%
Fixed income/cash	38%	32%
Alternative investments	34%	24%
Absolute return strategies	0%	17%
Total	100%	100%

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

As of December 31, 2019, the following target allocation and ranges have been set for each asset class:

Asset Class	Target Allocation	Target Range
U.S. equities(1)	27%	27-37
Non-U.S. equities(1)	18%	2-38
Fixed income/cash(1)	47%	25-90
Alternative investments	8%	0-35

(1)	The target allocation for these asset classes include alternative investments, primarily hedge funds, based on the underlying investments in each hedge fund.

Determining which hierarchical level an asset or liability falls within requires significant judgment.  The following table summarizes our domestic and foreign defined benefit pension plan assets measured at fair value as of December 31, 2019:

Asset Class	Investments Measured at Net Asset Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities	($ in millions)
U.S. equities	$117.2	$132.8	$—	$—	$250.0
Non-U.S. equities	341.2	32.7	0.3	—	374.2
Fixed income/cash
Cash	—	101.5	—	—	101.5
Government treasuries	—	—	285.0	—	285.0
Corporate debt instruments	99.1	—	158.3	—	257.4
Asset-backed securities	166.9	—	19.2	—	186.1
Alternative investments
Hedge fund of funds	698.3	—	—	—	698.3
Real estate funds	16.9	—	—	—	16.9
Private equity funds	29.9	—	—	—	29.9
Total assets	$1,469.5	$267.0	$462.8	$—	$2,199.3

The following table summarizes our domestic and foreign defined benefit pension plan assets measured at fair value as of December 31, 2018:

Asset Class	Investments Measured at Net Asset Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities	($ in millions)
U.S. equities	$111.5	$136.6	$—	$—	$248.1
Non-U.S. equities	255.8	44.5	0.9	—	301.2
Fixed income/cash
Cash	—	55.7	—	—	55.7
Government treasuries	0.7	—	175.0	—	175.7
Corporate debt instruments	83.7	—	139.2	—	222.9
Asset-backed securities	153.6	—	17.6	—	171.2
Alternative investments
Hedge fund of funds	440.8	—	—	—	440.8
Real estate funds	22.3	—	—	—	22.3
Private equity funds	7.6	—	—	—	7.6
Absolute return strategies	347.5	—	—	—	347.5
Total assets	$1,423.5	$236.8	$332.7	$—	$1,993.0

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

Other Postretirement Benefits Obligations and Funded Status

Changes in the benefit obligation were as follows:

	December 31, 2019			December 31, 2018
	U.S.	Foreign	Total	U.S.	Foreign	Total
Change in Benefit Obligation	($ in millions)
Benefit obligation at beginning of year	$37.5	$9.5	$47.0	$40.6	$10.2	$50.8
Service cost	0.8	0.3	1.1	0.9	0.4	1.3
Interest cost	1.4	0.3	1.7	1.2	0.3	1.5
Actuarial loss (gain)	5.5	0.7	6.2	(2.0)	(0.1)	(2.1)
Benefits paid	(3.4)	(0.4)	(3.8)	(3.2)	(0.4)	(3.6)
Foreign currency translation adjustments	—	0.5	0.5	—	(0.9)	(0.9)
Benefit obligation at end of year	$41.8	$10.9	$52.7	$37.5	$9.5	$47.0

	December 31, 2019			December 31, 2018
	U.S.	Foreign	Total	U.S.	Foreign	Total
	($ in millions)
Funded status	$(41.8)	$(10.9)	$(52.7)	$(37.5)	$(9.5)	$(47.0)

Under ASC 715, we recorded a $4.7 million after-tax charge ($6.2 million pretax) to shareholders’ equity as of December 31, 2019 for our other postretirement plans.  In 2018, we recorded an after-tax benefit of $1.6 million ($2.1 million pretax) to shareholders’ equity as of December 31, 2018 for our other postretirement plans.

Amounts recognized in the consolidated balance sheets consisted of:

	December 31, 2019			December 31, 2018
	U.S.	Foreign	Total	U.S.	Foreign	Total
	($ in millions)
Accrued benefit in current liabilities	$(3.3)	$(0.4)	$(3.7)	$(3.6)	$(0.3)	$(3.9)
Accrued benefit in noncurrent liabilities	(38.5)	(10.5)	(49.0)	(33.9)	(9.2)	(43.1)
Accumulated other comprehensive loss	23.5	1.7	25.2	20.1	1.0	21.1
Net balance sheet impact	$(18.3)	$(9.2)	$(27.5)	$(17.4)	$(8.5)	$(25.9)

	Years Ended December 31,
	2019	2018	2017
Components of Net Periodic Benefit Cost	($ in millions)
Service cost	$1.1	$1.3	$1.1
Interest cost	1.7	1.5	1.5
Amortization of prior service cost	—	—	(2.2)
Recognized actuarial loss	2.1	2.4	2.1
Net periodic benefit cost	$4.9	$5.2	$2.5

Included in Other Comprehensive Loss (Pretax)
Liability adjustment	$6.2	$(2.1)	$0.4
Amortization of prior service costs and actuarial losses	(2.1)	(2.4)	0.1

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

	December 31,
Weighted-Average Assumptions	2019	2018	2017
Discount rate—periodic benefit cost	4.1%	3.5%	3.8%
Discount rate—benefit obligation	3.1%	4.1%	3.5%

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

We review external data and our own internal trends for healthcare costs to determine the healthcare cost for the post retirement benefit obligation.  The assumed healthcare cost trend rates for pre-65 retirees were as follows:

	December 31,
	2019	2018
Healthcare cost trend rate assumed for next year	7.5%	7.5%
Rate that the cost trend rate gradually declines to	4.5%	4.5%
Year that the rate reaches the ultimate rate	2031	2024

For post-65 retirees, we provide a fixed dollar benefit, which is not subject to escalation.

We expect to make payments of approximately $4 million for each of the next five years under the provisions of our other postretirement benefit plans.

NOTE 16. INCOME TAXES

	Years ended December 31,
	2019	2018	2017
Components of Income (Loss) Before Taxes	($ in millions)
Domestic	$(1.3)	$288.0	$53.3
Foreign	(35.6)	149.3	63.9
Income (loss) before taxes	$(36.9)	$437.3	$117.2
Components of Income Tax (Benefit) Provision
Current expense (benefit):
Federal	$9.3	$21.7	$(4.0)
State	3.2	5.1	3.0
Foreign	7.6	48.0	24.1
	20.1	74.8	23.1
Deferred (benefit) expense:
Federal	(32.4)	27.0	(549.6)
State	(9.3)	(0.8)	14.6
Foreign	(4.0)	8.4	79.6
	(45.7)	34.6	(455.4)
Income tax (benefit) provision	$(25.6)	$109.4	$(432.3)

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate to the income (loss) before taxes.

	Years ended December 31,
Effective Tax Rate Reconciliation (Percent)	2019	2018	2017
Statutory federal tax rate	21.0%	21.0%	35.0%
State income taxes, net	(5.4)	2.0	(1.2)
Foreign rate differential	19.4	1.8	(7.7)
U.S. tax on foreign earnings	—	1.1	(70.8)
Salt depletion	29.0	(2.4)	(16.1)
Change in valuation allowance	(64.9)	3.8	76.0
Remeasurement of U.S. state deferred taxes	16.1	(0.6)	10.2
Change in tax contingencies	35.4	(0.7)	(7.7)
U.S. Tax Cuts and Jobs Act	—	(0.8)	(373.5)
Share-based payments	0.7	—	(5.7)
Dividends paid to Contributing Employee Ownership Plan	1.1	(0.1)	(0.6)
Return to provision	15.0	(0.1)	(0.6)
U.S. federal tax credits	6.4	(0.4)	(4.2)
Other, net	(4.4)	0.4	(2.0)
Effective tax rate	69.4%	25.0%	(368.9)%

The effective tax rate for 2019 included benefits associated with the finalization of the Internal Revenue Service (IRS) review of years 2013 to 2015 U.S. income tax claims, stock-based compensation, prior year tax positions, foreign tax law changes, a remeasurement of deferred taxes due to a decrease in our state effective tax rates and a change in tax contingencies. The effective tax rate also included expenses associated with a net increase in the valuation allowance primarily related to foreign deferred tax assets and liabilities. These factors resulted in a net $19.4 million tax benefit. After giving consideration to these items, the effective tax rate for 2019 of 16.8% was lower than the 21% U.S. federal statutory rate primarily due to state taxes and a net increase in the valuation allowance related to losses in foreign jurisdictions, partially offset by foreign income taxes and favorable permanent salt depletion deductions.

The effective tax rate for 2018 included benefits associated with the U.S. Tax Cuts and Jobs Act (2017 Tax Act), stock-based compensation, changes in tax contingencies, a foreign dividend payment, changes associated with prior year tax positions and the remeasurement of deferred taxes due to a decrease in our state effective tax rates. The effective tax rate also included expenses associated with a net increase in the valuation allowance related to deferred tax assets in foreign jurisdictions and the remeasurement of deferred taxes due to changes in our foreign tax rates. These factors resulted in a net $2.9 million tax benefit, of which $3.8 million related to the increase of the 2017 Tax Act benefit. After giving consideration to these items, the effective tax rate for 2018 of 25.7% was higher than the 21% U.S. federal statutory rate primarily due to state and foreign income taxes, foreign income inclusions and a net increase in the valuation allowance related to current year losses in foreign jurisdictions, partially offset by favorable permanent salt depletion deductions.

The effective tax rate for 2017 included benefits associated with the 2017 Tax Act, an agreement with the IRS on prior period tax examinations, stock based compensation, U.S. federal tax credits, changes to prior year tax positions and a reduction to the deferred tax liability on unremitted foreign earnings. The effective tax rate also included an expense associated with a net increase in the valuation allowance, primarily related to foreign net operating losses and remeasurement of deferred taxes due to an increase in our state effective tax rates. These factors resulted in a net $452.3 million tax benefit, of which $437.9 million was a provisional benefit from the 2017 Tax Act. After giving consideration to these items, the effective tax rate for 2017 of 17.1% was lower than the 35% U.S. federal statutory rate, primarily due to favorable permanent salt depletion deductions.

	December 31,
Components of Deferred Tax Assets and Liabilities	2019	2018
Deferred tax assets:	($ in millions)
Pension and postretirement benefits	$190.6	$156.8
Environmental reserves	34.5	31.9
Asset retirement obligations	13.2	15.5
Accrued liabilities	38.6	37.0
Right of use lease liabilities	90.0	—
Tax credits	25.1	19.5
Net operating losses	70.0	50.2
Capital loss carryforward	0.9	2.0
Interest deduction limitation	41.8	9.3
Other miscellaneous items	20.2	14.6
Total deferred tax assets	524.9	336.8
Valuation allowance	(182.1)	(147.4)
Net deferred tax assets	342.8	189.4
Deferred tax liabilities:
Property, plant and equipment	525.0	541.8
Right of use lease assets	88.8	—
Intangible amortization	54.6	61.6
Inventory and prepaids	20.6	8.3
Partnerships	67.3	65.2
Taxes on unremitted earnings	5.7	5.1
Total deferred tax liabilities	762.0	682.0
Net deferred tax liability	$(419.2)	$(492.6)

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

At December 31, 2019, we had deferred state tax benefits of $12.5 million relating to state NOLs, which are available to offset future state taxable income through 2038.

At December 31, 2019, we had deferred state tax benefits of $20.3 million relating to state tax credits, which are available to offset future state tax liabilities through 2034.

At December 31, 2019, we had a capital loss carryforward of $3.6 million (representing $0.9 million of deferred tax assets) which is available to offset future consolidated capital gains that will expire in years 2020 through 2023, if not utilized.

At December 31, 2019, we had foreign tax credits of $5.4 million, which are available to offset certain federal tax liabilities through 2029.

At December 31, 2019, we had NOLs of approximately $317.0 million (representing $57.5 million of deferred tax assets) in various foreign jurisdictions. Of these, $58.1 million (representing $14.1 million of deferred tax assets) expire in various years from 2020 to 2039. The remaining $258.9 million (representing $43.4 million of deferred tax assets) do not expire.

As of December 31, 2019, we had recorded a valuation allowance of $182.1 million, compared to $147.4 million as of December 31, 2018. The increase of $34.7 million is primarily due to the recent history of cumulative losses within foreign jurisdictions and projections of future taxable income insufficient to overcome the loss history. We continue to have net deferred tax assets in several jurisdictions which we expect to realize, assuming sufficient taxable income can be generated to utilize these deferred tax benefits, which is based on certain estimates and assumptions. If these estimates and related assumptions change in the future, we may be required to reduce the value of the deferred tax assets resulting in additional tax expense.

The activity of our deferred income tax valuation allowance was as follows:

	December 31,
	2019	2018
	($ in millions)
Beginning balance	$147.4	$121.4
Increases to valuation allowances	38.1	31.9
Decreases to valuation allowances	(0.7)	(0.9)
Foreign currency translation adjustments	(2.7)	(5.0)
Ending balance	$182.1	$147.4

As of December 31, 2019, we had $22.8 million of gross unrecognized tax benefits, which would have a net $22.4 million impact on the effective tax rate, if recognized.  As of December 31, 2018, we had $33.8 million of gross unrecognized tax benefits, which would have a net $33.0 million impact on the effective tax rate, if recognized.  The change for 2019 primarily relates to additional gross unrecognized benefits for current and prior year tax positions, as well as decreases for prior year tax positions.  The change for 2018 primarily relates to additional gross unrecognized benefits for current and prior year tax positions, as well as decreases for prior year tax positions.  The amounts of unrecognized tax benefits were as follows:

	December 31,
	2019	2018
	($ in millions)
Beginning balance	$33.8	$36.3
Increase for current year tax positions	2.0	2.1
Increase for prior year tax positions	1.5	0.3
Decrease for prior year tax positions	(14.3)	(4.9)
Decrease due to tax settlements	(0.2)	—
Ending balance	$22.8	$33.8

In July 2019, the review of certain U.S. income tax claims by the IRS for the years 2013 to 2015 was finalized which resulted in a $14.3 million income tax benefit primarily related to favorable adjustments in uncertain tax positions for prior tax years.

We recognize interest and penalty expense related to unrecognized tax positions as a component of the income tax provision.  As of December 31, 2019 and 2018, interest and penalties accrued were $0.1 million and $1.6 million, respectively.  For 2019, 2018 and 2017, we recorded (benefit) expense related to interest and penalties of $(1.5) million, $0.4 million and $(1.8) million, respectively.

As of December 31, 2019, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $3.8 million over the next twelve months.  The anticipated reduction primarily relates to settlements with tax authorities and the expiration of federal, state and foreign statutes of limitation.

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

Tax Years
U.S. federal income tax	2016 - 2018
U.S. state income tax	2006 - 2018
Canadian federal income tax	2012 - 2018
Brazil	2014 - 2018
Germany	2015 - 2018
China	2014 - 2018
The Netherlands	2014 - 2018

NOTE 17. ACCRUED LIABILITIES

Included in accrued liabilities were the following:

	December 31,
	2019	2018
	($ in millions)
Accrued compensation and payroll taxes	$56.3	$86.8
Tax-related accruals	37.4	36.3
Accrued interest	68.2	48.9
Legal and professional costs	52.4	54.4
Accrued employee benefits	24.0	25.3
Environmental (current portion only)	17.0	17.0
Asset retirement obligation (current portion only)	10.3	10.6
Restructuring reserves (current portion only)	2.1	7.3
Derivative contracts	19.0	3.5
Other	42.4	43.2
Accrued liabilities	$329.1	$333.3

NOTE 18. CONTRIBUTING EMPLOYEE OWNERSHIP PLAN

The Contributing Employee Ownership Plan (CEOP) is a defined contribution plan available to essentially all domestic employees.  We provide a contribution to an individual retirement contribution account maintained with the CEOP equal to an amount of between 5.0% and 7.5% of the employee’s eligible compensation.  The defined contribution plan expense was $29.9 million, $28.6 million and $29.0 million for 2019, 2018 and 2017, respectively.

Company matching contributions are invested in the same investment allocation as the employee’s contribution.  Our matching contributions for eligible employees amounted to $15.8 million, $14.9 million and $11.5 million in 2019, 2018 and 2017, respectively. Effective January 1, 2020, we suspended the match on all salaried and non-bargaining hourly employees’

contributions, and moved to a discretionary contribution model with contributions contingent upon company-wide financial performance.

Employees generally become vested in the value of the contributions we make to the CEOP according to a schedule based on service.  After 2 years of service, participants are 25% vested.  They vest in increments of 25% for each additional year and after 5 years of service, they are 100% vested in the value of the contributions that we have made to their accounts.

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

	Years ended December 31,
	2019	2018	2017
	($ in millions)
Stock-based compensation	$9.4	$19.3	$19.1
Mark-to-market adjustments	(1.8)	(10.7)	4.5
Total expense	$7.6	$8.6	$23.6

Stock Plans

Under the stock option and long-term incentive plans, options may be granted to purchase shares of our common stock at an exercise price not less than fair market value at the date of grant, and are exercisable for a period not exceeding ten years from that date.  Stock options, restricted stock and performance shares typically vest over three years.  We issue shares to settle stock options, restricted stock and share-based performance awards.  In 2019, 2018 and 2017, long-term incentive awards included stock options, performance share awards and restricted stock.  The stock option exercise price was set at the fair market value of common stock on the date of the grant, and the options have a ten-year term.

Stock option transactions were as follows:

				Exercisable
	Shares	Option Price	Weighted-Average Option Price	Options	Weighted-Average Exercise Price
Outstanding at January 1, 2019	5,864,216	$13.14-32.94	$24.40	3,571,732	$22.27
Granted	1,578,200	26.26-26.26	26.26
Exercised	(135,731)	13.14-15.68	14.10
Canceled	(96,134)	13.14-32.94	28.19
Outstanding at December 31, 2019	7,210,551	$13.14-32.94	$24.95	4,648,574	$23.07

At December 31, 2019, the average exercise period for all outstanding and exercisable options was 77 months and 63 months, respectively.  At December 31, 2019, the aggregate intrinsic value (the difference between the exercise price and market value) for outstanding options was $5.0 million and exercisable options was $5.0 million.  The total intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was $1.3 million, $2.9 million and $26.5 million, respectively.

The total unrecognized compensation cost related to unvested stock options at December 31, 2019 was $9.9 million and was expected to be recognized over a weighted-average period of 1.3 years.

The following table provides certain information with respect to stock options exercisable at December 31, 2019:

Range of Exercise Prices	Options Exercisable	Weighted-Average Exercise Price	Options Outstanding	Weighted-Average Exercise Price
Under $20.00	1,440,150	$13.87	1,440,150	$13.87
$20.00 - $26.00	1,288,236	23.77	1,288,236	23.77
Over $26.00	1,920,188	29.49	4,482,165	28.85
	4,648,574		7,210,551

At December 31, 2019, common shares reserved for issuance and available for grant or purchase under the following plans consisted of:

	Number of Shares
Stock Option Plans	Reserved for Issuance	Available for Grant or Purchase(1)
2000 long term incentive plan	42,130	—
2003 long term incentive plan	187,184	—
2006 long term incentive plan	164,138	—
2009 long term incentive plan	1,701,404	—
2014 long term incentive plan	1,821,795	—
2016 long term incentive plan	2,285,000	—
2018 long term incentive plan	9,583,249	7,646,099
Total under stock option plans	15,784,900	7,646,099

	Number of Shares
Stock Purchase Plans	Reserved for Issuance	Available for Grant or Purchase
1997 stock plan for non-employee directors	483,860	302,796

(1)	All available to be issued as stock options, but includes a sub-limit for all types of stock awards of 1,589,950 shares.

Under the stock purchase plans, our non-employee directors may defer certain elements of their compensation into shares of our common stock based on fair market value of the shares at the time of deferral.  Non-employee directors annually receive stock grants as a portion of their director compensation.  Of the shares reserved under the stock purchase plans at December 31, 2019, 181,064 shares were committed.

Performance share awards are denominated in shares of our stock and are paid half in cash and half in stock.  Payouts for performance share awards are based on two criteria: (1) 50% of the award is based on Olin’s total shareholder returns over the applicable three-year performance cycle in relation to the total shareholder return over the same period among a portfolio of public companies which are selected in concert with outside compensation consultants and (2) 50% of the award is based on Olin’s net income over the applicable three-year performance cycle in relation to the net income goal for such period as set by the compensation committee of Olin’s board of directors. The expense associated with performance shares is recorded based on our estimate of our performance relative to the respective target.  If an employee leaves the company before the end of the performance cycle, the performance shares may be prorated based on the number of months of the performance cycle worked and are settled in cash instead of half in cash and half in stock when the three-year performance cycle is completed. Performance share transactions were as follows:

	To Settle in Cash		To Settle in Shares
	Shares	Weighted-Average Fair Value per Share	Shares	Weighted-Average Fair Value per Share
Outstanding at January 1, 2019	670,303	$19.89	490,700	$21.58
Granted	149,950	26.26	149,950	26.26
Paid/Issued	(193,408)	19.89	(128,275)	13.14
Converted from shares to cash	2,296	29.94	(2,296)	29.94
Canceled	(311,431)	19.13	(206,004)	19.15
Outstanding at December 31, 2019	317,710	$17.18	304,075	$28.91
Total vested at December 31, 2019	192,143	$17.18	177,558	$29.77

The summary of the status of our unvested performance shares to be settled in cash were as follows:

	Shares	Weighted-Average Fair Value per Share
Unvested at January 1, 2019	105,617	$19.89
Granted	149,950	26.26
Vested	(127,776)	17.18
Canceled	(2,224)	24.35
Unvested at December 31, 2019	125,567	$17.18

At December 31, 2019, the liability recorded for performance shares to be settled in cash totaled $3.3 million.  The total unrecognized compensation cost related to unvested performance shares at December 31, 2019 was $5.6 million and was expected to be recognized over a weighted-average period of 1.2 years.

NOTE 20. SHAREHOLDERS’ EQUITY

On April 26, 2018, our board of directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $500.0 million.  This program will terminate upon the purchase of $500.0 million of our common stock.

On August 5, 2019, we entered into an accelerated share repurchase (ASR) agreement with Goldman Sachs & Co. LLC, a third-party financial institution, to repurchase $100.0 million of Olin’s common stock. This authorization was granted under the April 26, 2018 share repurchase program and reduced the remaining authorized repurchase amount under that program by $100.0 million. In connection with this agreement, we repurchased a total of 5.7 million shares under this ASR agreement.

For the years ended December 31, 2019 and 2018, 8.0 million and 2.1 million shares, respectively, were repurchased and retired at a cost of $145.9 million and $50.0 million, respectively. As of December 31, 2019, a cumulative total of 10.1 million shares were repurchased and retired at a cost of $195.9 million and $304.1 million of common stock remained authorized to be repurchased.

During 2019, 2018 and 2017, we issued 0.1 million, 0.2 million and 1.7 million shares, respectively, with a total value of $1.7 million, $3.4 million and $32.4 million, respectively, representing stock options exercised.

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

The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation Adjustment (net of taxes)	Unrealized (Losses) Gains on Derivative Contracts (net of taxes)	Pension and Other Postretirement Benefits (net of taxes)	Accumulated Other Comprehensive Loss
	($ in millions)
Balance at January 1, 2017	$(24.1)	$12.8	$(498.7)	$(510.0)
Unrealized gains (losses)	55.6	1.9	(27.3)	30.2
Reclassification adjustments of (gains) losses into income	—	(4.6)	26.9	22.3
Tax (provision) benefit	(23.9)	1.0	(4.2)	(27.1)
Net change	31.7	(1.7)	(4.6)	25.4
Balance at December 31, 2017	7.6	11.1	(503.3)	(484.6)
Unrealized losses	(22.2)	(1.1)	(98.5)	(121.8)
Reclassification adjustments of (gains) losses into income	—	(14.3)	37.0	22.7
Tax benefit (provision)	—	3.7	14.9	18.6
Net change	(22.2)	(11.7)	(46.6)	(80.5)
Income tax reclassification adjustment	15.3	2.4	(103.6)	(85.9)
Balance at December 31, 2018	0.7	1.8	(653.5)	(651.0)
Unrealized losses	(9.1)	(23.0)	(183.9)	(216.0)
Reclassification adjustments of (gains) losses into income	—	2.8	29.1	31.9
Tax benefit (provision)	—	4.8	26.9	31.7
Net change	(9.1)	(15.4)	(127.9)	(152.4)
Balance at December 31, 2019	$(8.4)	$(13.6)	$(781.4)	$(803.4)

Net income (loss), interest expense and cost of goods sold included reclassification adjustments for realized gains and losses on derivative contracts from accumulated other comprehensive loss.

Net income (loss) and non-operating pension income included the amortization of prior service costs and actuarial losses from accumulated other comprehensive loss.

NOTE 21. SEGMENT INFORMATION

We define segment results as income (loss) before interest expense, interest income, other operating income (expense), non-operating pension income, other income (expense) and income taxes, and includes the operating results of non-consolidated affiliates.  Consistent with the guidance in ASC 280 “Segment Reporting,” we have determined it is appropriate to include the operating results of non-consolidated affiliates in the relevant segment financial results. We have three operating segments: Chlor Alkali Products and Vinyls, Epoxy and Winchester. The three operating segments reflect the organization used by our management for purposes of allocating resources and assessing performance. Chlorine used in our Epoxy segment is transferred at cost from the Chlor Alkali Products and Vinyls segment. Sales and profits are recognized in the Chlor Alkali Products and Vinyls segment for all caustic soda generated and sold by Olin.

	Years ended December 31,
	2019	2018	2017
Sales:	($ in millions)
Chlor Alkali Products and Vinyls	$3,420.1	$3,986.7	$3,500.8
Epoxy	2,024.4	2,303.1	2,086.4
Winchester	665.5	656.3	681.2
Total sales	$6,110.0	$6,946.1	$6,268.4
Income (loss) before taxes:
Chlor Alkali Products and Vinyls	$336.7	$637.1	$405.8
Epoxy	53.9	52.8	(11.8)
Winchester	40.1	38.4	72.4
Corporate/Other:
Environmental (expense) income	(20.5)	103.7	(8.5)
Other corporate and unallocated costs	(156.3)	(158.3)	(112.4)
Restructuring charges	(76.5)	(21.9)	(37.6)
Acquisition-related costs	—	(1.0)	(12.8)
Other operating income	0.4	6.4	3.3
Interest expense	(243.2)	(243.2)	(217.4)
Interest income	1.0	1.6	1.8
Non-operating pension income	16.3	21.7	34.4
Other income	11.2	—	—
Income (loss) before taxes	$(36.9)	$437.3	$117.2
Earnings (losses) of non-consolidated affiliates:
Chlor Alkali Products and Vinyls	$—	$(19.7)	$1.8
Depreciation and amortization expense:
Chlor Alkali Products and Vinyls	$470.4	$473.1	$432.2
Epoxy	100.1	102.4	94.3
Winchester	20.1	20.0	19.5
Corporate/Other	6.8	5.9	12.9
Total depreciation and amortization expense	$597.4	$601.4	$558.9
Capital spending:
Chlor Alkali Products and Vinyls	$240.3	$259.9	$209.5
Epoxy	30.0	36.3	37.9
Winchester	12.1	14.7	22.5
Corporate/Other	103.2	74.3	24.4
Total capital spending	$385.6	$385.2	$294.3

Segment assets include only those assets which are directly identifiable to an operating segment.  Assets of the corporate/other segment include primarily such items as cash and cash equivalents, deferred taxes and other assets.

	December 31,
	2019	2018
Assets:	($ in millions)
Chlor Alkali Products and Vinyls	$6,898.7	$6,837.2
Epoxy	1,469.1	1,521.9
Winchester	385.0	399.9
Corporate/Other	435.0	238.4
Total assets	$9,187.8	$8,997.4

Investments—affiliated companies (at equity):
Chlor Alkali Products and Vinyls	$—	$8.8

Long-lived assets are attributed to geographic areas based on asset location and sales are attributed to geographic areas based on customer location.

	December 31,
	2019	2018
Long-lived assets:	($ in millions)
United States	$3,017.4	$3,147.6
Foreign	306.4	334.5
Total long-lived assets	$3,323.8	$3,482.1

	Years ended December 31,
	2019	2018	2017
Sales by geography:	($ in millions)
Chlor Alkali Products and Vinyls
United States	$2,332.1	$2,610.7	$2,294.4
Europe	134.5	181.8	130.1
Other foreign	953.5	1,194.2	1,076.3
Total Chlor Alkali Products and Vinyls	3,420.1	3,986.7	3,500.8
Epoxy
United States	664.0	742.7	646.5
Europe	844.2	991.1	940.8
Other foreign	516.2	569.3	499.1
Total Epoxy	2,024.4	2,303.1	2,086.4
Winchester
United States	603.4	591.0	615.2
Europe	11.7	11.0	11.6
Other foreign	50.4	54.3	54.4
Total Winchester	665.5	656.3	681.2
Total
United States	3,599.5	3,944.4	3,556.1
Europe	990.4	1,183.9	1,082.5
Other foreign	1,520.1	1,817.8	1,629.8
Total sales	$6,110.0	$6,946.1	$6,268.4

	Years ended December 31,
	2019	2018	2017
Sales by product line:	($ in millions)
Chlor Alkali Products and Vinyls
Caustic soda	$1,737.4	$2,198.6	$1,904.3
Chlorine, chlorine derivatives and other co-products	1,682.7	1,788.1	1,596.5
Total Chlor Alkali Products and Vinyls	3,420.1	3,986.7	3,500.8
Epoxy
Aromatics and allylics	945.3	1,145.7	1,051.1
Epoxy resins	1,079.1	1,157.4	1,035.3
Total Epoxy	2,024.4	2,303.1	2,086.4
Winchester
Commercial	441.3	427.6	471.0
Military and law enforcement	224.2	228.7	210.2
Total Winchester	665.5	656.3	681.2
Total sales	$6,110.0	$6,946.1	$6,268.4

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

We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites.  Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.  Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages.  With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we expect to incur to protect our interests against those unasserted claims.  Our accrued liabilities for unasserted claims amounted to $8.6 million at December 31, 2019.  With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and operation, maintenance and monitoring (OM&M) expenses that, in our experience, we expect to incur in connection with the asserted claims.  Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.

Our liabilities for future environmental expenditures were as follows:

	December 31,
	2019	2018
	($ in millions)
Beginning balance	$125.6	$131.6
Charges to income	25.3	7.3
Remedial and investigatory spending	(12.2)	(13.0)
Foreign currency translation adjustments	0.3	(0.3)
Ending balance	$139.0	$125.6

At December 31, 2019 and 2018, our consolidated balance sheets included environmental liabilities of $122.0 million and $108.6 million, respectively, which were classified as other noncurrent liabilities.  Our environmental liability amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.  These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed.  As a result of these reassessments, future charges to income may be made for additional liabilities.  Of the $139.0 million included on our consolidated balance sheet at December 31, 2019 for future environmental expenditures, we currently expect to utilize $87.3 million of the reserve for future environmental expenditures over the next 5 years, $20.5 million for expenditures 6 to 10 years in the future, and $31.2 million for expenditures beyond 10 years in the future.

Our total estimated environmental liability at December 31, 2019 was attributable to 59 sites, 14 of which were United States Environmental Protection Agency National Priority List sites. Nine sites accounted for 81% of our environmental liability and, of the remaining 50 sites, no one site accounted for more than 3% of our environmental liability. At seven of the nine sites, part of the site is in the long-term OM&M stage. At six of the nine sites, a remedial action plan is being developed for part of the site. At five of the nine sites, a remedial design is being developed at part of the site and at four of the nine sites, part of the site is subject to a remedial investigation. All nine sites are either associated with past manufacturing operations or former waste disposal sites.  None of the nine largest sites represents more than 20% of the liabilities reserved on our consolidated balance sheet at December 31, 2019 for future environmental expenditures.

Environmental provisions charged (credited) to income, which are included in cost of goods sold, were as follows:

	Years ended December 31,
	2019	2018	2017
	($ in millions)
Provisions charged to income	$25.3	$7.3	$10.3
Insurance recoveries for costs incurred and expensed	(4.8)	(111.0)	(1.8)
Environmental expense (income)	$20.5	$(103.7)	$8.5

Provisions charged to income for the year ended December 31, 2019 include a $20.0 million increase in costs at a former manufacturing site resulting from revised remediation estimates as a result of agency action during the second quarter of 2019.

During 2018, we settled certain disputes with respect to insurance coverage for costs at various environmental remediation sites for $121.0 million. Environmental expense (income) for the year ended December 31, 2018 include insurance recoveries for environmental costs incurred and expensed in prior periods of $111.0 million.  The recoveries are reduced by estimated liabilities of $10.0 million associated with claims by subsequent owners of certain of the settled environmental sites. Environmental expense (income) for the year ended December 31, 2019 included $4.8 million of recoveries associated with resolving the outstanding third party claims against the proceeds from the 2018 environmental insurance settlement.

These charges relate primarily to remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites and may be material to operating results in future years.

Annual environmental-related cash outlays for site investigation and remediation are expected to range between approximately $15 million to $25 million over the next several years, which are expected to be charged against reserves recorded on our consolidated balance sheet.  While we do not anticipate a material increase in the projected annual level of our environmental-related cash outlays for site investigation and remediation, there is always the possibility that such an increase may occur in the future in view of the uncertainties associated with environmental exposures.  Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, changes in regulatory authorities, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other Potentially Responsible Parties (PRPs), our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs.  It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations.  At December 31, 2019, we estimate that it is reasonably possible that we may have additional contingent environmental liabilities of $80 million in addition to the amounts for which we have already recorded as a reserve.

NOTE 23. LEASES

Our lease commitments are primarily for railcars, but also include logistics, manufacturing, storage, real estate and information technology assets. Our leases have remaining lease terms of up to 95 years, some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year.

The amounts for leases included in our consolidated balance sheet include:

		December 31, 2019
Lease assets:	Balance sheet location:	($ in millions)
Operating	Operating lease assets, net	$377.8
Finance	Property, plant and equipment, less accumulated depreciation(1)	5.4
Total lease assets		$383.2
Lease liabilities:
Current
Operating	Current operating lease liabilities	$79.3
Finance	Current installments of long-term debt	2.1
Long-term
Operating	Operating lease liabilities	303.4
Finance	Long-term debt	3.2
Total lease liabilities		$388.0

(1)	As of December 31, 2019, assets recorded under finance leases were $9.9 million and accumulated depreciation associated with finance leases was $4.5 million.

The components of lease expense are recorded to cost of goods sold and selling and administration expenses in the consolidated statement of operations, excluding interest on finance lease liabilities which is recorded to interest expense. The components of lease expense were as follows:

Year Ended December 31, 2019
Lease expense:	($ in millions)
Operating	$93.6
Other operating lease expense(1)	27.5
Finance:
Depreciation of leased assets	1.3
Interest on lease liabilities	0.2
Total lease expense	$122.6

(1)	Includes costs associated with short-term leases and variable lease expenses.

The maturities of lease liabilities were as follows:

	December 31, 2019
	Operating leases	Finance leases	Total
	($ in millions)
2020	$88.8	$2.2	$91.0
2021	71.0	1.1	72.1
2022	55.0	0.8	55.8
2023	44.2	0.6	44.8
2024	33.5	0.8	34.3
Thereafter	153.6	0.2	153.8
Total lease payments	446.1	5.7	451.8
Less: Imputed interest(1)	(63.4)	(0.4)	(63.8)
Present value of lease liabilities	$382.7	$5.3	$388.0

(1)	Calculated using the discount rate for each lease.

As previously disclosed in our 2018 Annual Report on Form 10-K and under ASC 840, the previous lease accounting standard, future minimum lease payments for non-cancelable operating leases were expected to be as follows:

December 31, 2018
($ in millions)
2019	$82.2
2020	61.4
2021	44.2
2022	31.8
2023	23.2
Thereafter	102.6
Total lease payments	$345.4

Other information related to leases was as follows:

Year Ended December 31, 2019
Supplemental cash flows information:	($ in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$93.4
Operating cash flows from finance leases	0.2
Financing cash flows from finance leases	1.4
Non-cash increase in lease assets and lease liabilities:
Operating leases	$176.1
Finance leases	2.5
Weighted-average remaining lease term:	December 31, 2019
Operating leases	9.4 years
Finance leases	3.2 years
Weighted-average discount rate:
Operating leases	3.10%
Finance leases	3.30%

As of December 31, 2019, we have additional operating leases for office space that have not yet commenced of approximately $27 million which are expected to commence during 2020 with lease terms between 10 years and 15 years. We also have additional operating leases for railcars that have not yet commenced of approximately $9 million which are expected to commence during 2020 with lease terms between 5 years and 10 years.

NOTE 24. COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual commitments under purchase contracts as of December 31, 2019:

Purchase Commitments
($ in millions)
2020	$628.0
2021	676.7
2022	635.8
2023	630.1
2024	630.1
Thereafter	2,766.2
Total commitments	$5,966.9

The above purchase commitments include raw material, capital expenditure and utility purchasing commitments utilized in our normal course of business for our projected needs.  In connection with the Acquisition, certain additional agreements have been entered into with Dow, including, long-term purchase agreements for raw materials. These agreements are maintained through long-term cost based contracts that provide us with a reliable supply of key raw materials. Key raw materials received from Dow include ethylene, electricity, propylene and benzene. On February 27, 2017, we exercised the remaining option to reserve additional ethylene at producer economics from Dow. In connection with the exercise of this option, we also secured a long-term customer arrangement. As a result, an additional payment will be made to Dow that is not to exceed $493 million on or about the fourth quarter of 2020.

We are party to a dispute relating to a contract at our Plaquemine, LA facility. The other party to the contract filed a demand for arbitration alleging, among other things, that Olin breached the contract, and claims damages in excess of the amount Olin believes it is obligated to pay under the contract. Olin asserted a counterclaim alleging it has been charged a fee in excess of what the contract permits.  The arbitration hearing was held during the fourth quarter 2019.  Although the timing is uncertain, we currently anticipate receiving a ruling during the first half of 2020.  Any additional losses related to this contract dispute are not currently estimable because of unresolved questions of fact and law but, if resolved unfavorably to Olin, they could have a material adverse effect on our financial position, cash flows or results of operations.

Olin and Oxy Vinyls, L.P. (Oxy) have a long-term chlorine supply agreement, which is the subject of a pricing dispute. The dispute is pending in the United States District Court for the Southern District of Texas. Although the timing is uncertain, we currently anticipate that the case will proceed to trial during 2020. Any additional losses related to this contract dispute are not currently estimable because of unresolved questions of fact and law but, if resolved unfavorably to Olin, they could have a material adverse effect on our financial position, cash flows or results of operations.

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

We, and our subsidiaries, are defendants in various other legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  At December 31, 2019 and 2018, our consolidated balance sheets included liabilities for these other legal actions of $12.4 million and $15.6 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these other legal actions will materially adversely affect our financial position, cash flows or results of operations. In connection with the October 5, 2015 acquisition of Dow’s U.S. Chlor Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses, the prior owner of the businesses retained liabilities related to litigation to the extent arising prior to October 5, 2015.

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

NOTE 25. DERIVATIVE FINANCIAL INSTRUMENTS

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

We actively manage currency exposures that are associated with net monetary asset positions, currency purchases and sales commitments denominated in foreign currencies and foreign currency denominated assets and liabilities created in the normal course of business. We enter into forward sales and purchase contracts to manage currency risk to offset our net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of our operations. At December 31, 2019, we had outstanding forward contracts to buy foreign currency with a notional value of $140.6 million and to sell foreign currency with a notional value of $99.2 million. All of the currency derivatives expire within one year and are for USD equivalents. The counterparties to the forward contracts are large financial institutions; however, the risk of loss to us in the event of nonperformance by a counterparty could be significant to our financial position or results of operations. At December 31, 2018, we had outstanding forward contracts to buy foreign currency with a notional value of $123.7 million and to sell foreign currency with a notional value of $82.6 million.

Cash Flow Hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the change in fair value of the derivative is recognized as a component of other comprehensive income (loss) until the hedged item is recognized in earnings.

We had the following notional amounts of outstanding commodity contracts that were entered into to hedge forecasted purchases:

	December 31,
	2019	2018
	($ in millions)
Natural gas	$62.9	$58.4
Ethane	51.5	5.4
Other commodities	60.2	52.7
Total notional	$174.6	$116.5

As of December 31, 2019, the counterparties to these commodity contracts were Wells Fargo Bank, N.A., Citibank, N.A., JPMorgan Chase Bank, National Association and Bank of America Corporation, all of which are major financial institutions.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, ethane, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in our manufacturing process.  At December 31, 2019, we had open derivative contract positions through 2027.  If all open futures contracts had been settled on December 31, 2019, we would have recognized a pretax loss of $17.6 million.

If commodity prices were to remain at December 31, 2019 levels, approximately $12.7 million of deferred losses, net of tax, would be reclassified into earnings during the next twelve months.  The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

We use interest rate swaps as a means of minimizing cash flow fluctuations that may arise from volatility in interest rates of our variable-rate borrowings. In April 2016, we entered into three tranches of forward starting interest rate swaps whereby we agreed to pay fixed rates to the counterparties who, in turn, pay us floating rates on $1,100.0 million, $900.0 million and $400.0 million of our underlying floating-rate debt obligations. Each tranche’s term length was for twelve months beginning on December 31, 2016, 2017 and 2018, respectively. We have designated the swaps as cash flow hedges of the risk of changes in interest payments associated with our variable-rate borrowings. In July 2019, we terminated the remaining interest rate swap agreement which resulted in a gain of $1.8 million that was recognized in interest expense for the year ended December 31, 2019. For the years ended December 31, 2019, 2018 and 2017, $4.3 million, $8.9 million and $3.1 million, respectively, of income was recorded to interest expense on the accompanying consolidated statements of operations related to these swap agreements.

Fair Value Hedges

We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels.  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps.  As of December 31, 2019 and 2018, the total notional amounts of our interest rate swaps designated as fair value hedges were zero and $500.0 million, respectively.

In April 2016, we entered into interest rate swaps on $250.0 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to the counterparties who, in turn, pay us fixed rates. In October 2016, we entered into interest rate swaps on an additional $250.0 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to the counterparties who, in turn, pay us fixed rates. We designated the April 2016 and October 2016 interest rate swap agreements as fair value hedges of the risk of changes in the value of fixed-rate debt due to changes in interest rates for a portion of our fixed-rate borrowings. In August 2019, we terminated the April 2016 and October 2016 interest rate swaps which resulted in a loss of $2.3 million that will be deferred as an offset to the carrying value of the related debt and will be recognized to interest expense through October 2025. As of December 31, 2019, $2.2 million of this loss was included in long-term debt in the consolidated balance sheet. For the years ended December 31, 2019 and 2018, $2.6 million and $2.1 million, respectively, of expense and for the year ended December 31, 2017, $2.9 million of income was recorded to interest expense on the accompanying consolidated statements of operations related to these swap agreements.

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

The following table summarizes the location and fair value of the derivative instruments on our consolidated balance sheets.  The table disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis before giving effect to master netting arrangements:

	December 31,
	2019	2018
Asset Derivatives:	($ in millions)
Other current assets
Derivatives designated as hedging instruments:
Interest rate contracts - gains	$—	$5.3
Commodity contracts - gains	1.8	—
Commodity contracts - losses	(0.5)	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts - gains	1.1	0.9
Foreign exchange contracts - losses	(0.5)	(0.5)
Total other current assets	1.9	5.7
Other assets
Derivatives designated as hedging instruments:
Commodity contracts - gains	0.8	0.9
Commodity contracts - losses	(0.1)	(0.2)
Total other assets	0.7	0.7
Total Asset Derivatives(1)	$2.6	$6.4
Liability Derivatives:
Accrued liabilities
Derivatives designated as hedging instruments:
Commodity contracts - losses	$18.0	$4.9
Commodity contracts - gains	(0.2)	(1.9)
Derivatives not designated as hedging instruments:
Foreign exchange contracts - losses	1.4	0.6
Foreign exchange contracts - gains	(0.2)	(0.1)
Total accrued liabilities	19.0	3.5
Other liabilities
Derivatives designated as hedging instruments:
Interest rate contracts - losses	—	33.7
Commodity contract - losses	1.8	0.5
Commodity contract - gains	—	(0.1)
Total other liabilities	1.8	34.1
Total Liability Derivatives(1)	$20.8	$37.6

(1)	Does not include the impact of cash collateral received from or provided to counterparties.

The following table summarizes the effects of derivative instruments on our consolidated statements of operations:

		Amount of (Loss) Gain
		Years Ended December 31,
	Location of (Loss) Gain	2019	2018	2017
Derivatives – Cash Flow Hedges		($ in millions)
Recognized in other comprehensive loss:
Commodity contracts	———	$(46.1)	$(4.8)	$(2.1)
Interest rate contracts	———	(1.0)	3.7	4.0
		$(47.1)	$(1.1)	$1.9
Reclassified from accumulated other comprehensive loss into income:
Interest rate contracts	Interest expense	$4.3	$8.9	$3.1
Commodity contracts	Cost of goods sold	(31.1)	5.4	1.5
		$(26.8)	$14.3	$4.6
Derivatives – Fair Value Hedges
Interest rate contracts	Interest expense	$(2.6)	$(2.1)	$3.0
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Selling and administration	$(4.0)	$(5.4)	$1.8

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

Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceeds a specific threshold.  If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability.  As of December 31, 2019 and 2018, this threshold was not exceeded. In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.

NOTE 26. FAIR VALUE MEASUREMENTS

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

Balance at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets	($ in millions)
Commodity contracts	—	2.0	—	2.0
Foreign exchange contracts	—	0.6	—	0.6
Total Assets	$—	$2.6	$—	$2.6
Liabilities
Commodity contracts	—	19.6	—	19.6
Foreign exchange contracts	—	1.2	—	1.2
Total Liabilities	$—	$20.8	$—	$20.8
Balance at December 31, 2018
Assets
Interest rate swaps	$—	$5.3	$—	$5.3
Commodity contracts	—	0.7	—	0.7
Foreign exchange contracts	—	0.4	—	0.4
Total Assets	$—	$6.4	$—	$6.4
Liabilities
Interest rate swaps	$—	$33.7	$—	$33.7
Commodity contracts	—	3.4	—	3.4
Foreign exchange contracts	—	0.5	—	0.5
Total Liabilities	$—	$37.6	$—	$37.6

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

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total	Amount recorded on balance sheets
	($ in millions)
Balance at December 31, 2019	$—	$3,417.5	$153.0	$3,570.5	$3,340.8
Balance at December 31, 2018	—	3,137.2	153.0	3,290.2	3,230.3

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by ASC 820.  There were no assets measured at fair value on a nonrecurring basis as of December 31, 2019 and 2018.

NOTE 27. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

In October 2015, Blue Cube Spinco LLC (the Issuer) issued $720.0 million aggregate principal amount of 9.75% senior notes due October 15, 2023 and $500.0 million aggregate principal amount 10.00% senior notes due October 15, 2025 (2025 Notes and, together with the 2023 Notes, the Notes). During 2016, the Notes were registered under the Securities Act of 1933, as amended. The Issuer was formed on March 13, 2015 as a wholly owned subsidiary of Dow and upon closing of the Acquisition became a 100% owned subsidiary of Olin (the Parent Guarantor). The Notes are fully and unconditionally guaranteed by the Parent Guarantor.

The following condensed consolidating financial information presents the condensed consolidating balance sheets as of December 31, 2019 and 2018, and the related condensed consolidating statements of operations, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2019 of (a) the Parent Guarantor, (b) the Issuer, (c) the non-guarantor subsidiaries, (d) elimination entries necessary to consolidate the Parent Guarantor with the Issuer and the non-guarantor subsidiaries and (e) Olin on a consolidated basis. Investments in consolidated subsidiaries are presented under the equity method of accounting.

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2019
(In millions)
	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$11.6	$—	$209.3	$—	$220.9
Receivables, net	78.3	—	686.8	(4.7)	760.4
Intercompany receivables	—	—	2,815.5	(2,815.5)	—
Income taxes receivable	1.6	—	12.3	—	13.9
Inventories, net	157.1	—	538.6	—	695.7
Other current assets	231.4	—	0.2	(208.5)	23.1
Total current assets	480.0	—	4,262.7	(3,028.7)	1,714.0
Property, plant and equipment, net	699.0	—	2,624.8	—	3,323.8
Operating lease assets, net	47.4	—	330.4	—	377.8
Investment in subsidiaries	7,048.2	4,353.5	—	(11,401.7)	—
Deferred income taxes	1.7	—	34.7	(1.1)	35.3
Other assets	20.9	—	1,148.2	—	1,169.1
Long-term receivables—affiliates	73.4	605.8	—	(679.2)	—
Intangible assets, net	0.3	—	447.8	—	448.1
Goodwill	—	966.3	1,153.4	—	2,119.7
Total assets	$8,370.9	$5,925.6	$10,002.0	$(15,110.7)	$9,187.8
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$2.1	$—	$—	$—	$2.1
Accounts payable	—	—	660.6	(8.7)	651.9
Intercompany payables	2,815.5	—	—	(2,815.5)	—
Income taxes payable	11.5	—	8.3	—	19.8
Current operating lease liabilities	8.2	—	71.1	—	79.3
Accrued liabilities	183.7	—	350.8	(205.4)	329.1
Total current liabilities	3,021.0	—	1,090.8	(3,029.6)	1,082.2
Long-term debt	2,130.0	1,208.7	—	—	3,338.7
Operating lease liabilities	40.4	—	263.0	—	303.4
Accrued pension liability	496.9	—	300.8	—	797.7
Deferred income taxes	—	6.5	449.2	(1.2)	454.5
Long-term payables—affiliates	—	—	679.2	(679.2)	—
Other liabilities	265.1	5.6	523.1	—	793.8
Total liabilities	5,953.4	1,220.8	3,306.1	(3,710.0)	6,770.3
Commitments and contingencies
Shareholders’ equity:
Common stock	157.7	—	14.6	(14.6)	157.7
Additional paid-in capital	2,122.1	4,125.7	4,808.2	(8,933.9)	2,122.1
Accumulated other comprehensive loss	(803.4)	—	(6.5)	6.5	(803.4)
Retained earnings	941.1	579.1	1,879.6	(2,458.7)	941.1
Total shareholders’ equity	2,417.5	4,704.8	6,695.9	(11,400.7)	2,417.5
Total liabilities and shareholders’ equity	$8,370.9	$5,925.6	$10,002.0	$(15,110.7)	$9,187.8

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2018
(In millions)
	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$92.0	$—	$86.8	$—	$178.8
Receivables, net	99.7	—	676.6	—	776.3
Intercompany receivables	—	—	2,558.2	(2,558.2)	—
Income taxes receivable	2.6	—	3.3	—	5.9
Inventories, net	161.4	—	550.0	—	711.4
Other current assets	220.2	—	1.8	(187.0)	35.0
Total current assets	575.9	—	3,876.7	(2,745.2)	1,707.4
Property, plant and equipment, net	651.4	—	2,830.7	—	3,482.1
Investment in subsidiaries	6,943.3	4,286.9	—	(11,230.2)	—
Deferred income taxes	7.3	—	27.4	(8.4)	26.3
Other assets	24.3	—	1,126.1	—	1,150.4
Long-term receivables—affiliates	—	1,247.2	—	(1,247.2)	—
Intangible assets, net	0.3	—	511.3	—	511.6
Goodwill	—	966.3	1,153.3	—	2,119.6
Total assets	$8,202.5	$6,500.4	$9,525.5	$(15,231.0)	$8,997.4
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$0.9	$—	$125.0	$—	$125.9
Accounts payable	90.1	—	549.4	(3.0)	636.5
Intercompany payables	2,558.2	—	—	(2,558.2)	—
Income taxes payable	3.9	—	18.7	—	22.6
Accrued liabilities	150.3	—	367.5	(184.5)	333.3
Total current liabilities	2,803.4	—	1,060.6	(2,745.7)	1,118.3
Long-term debt	1,357.5	1,746.9	—	—	3,104.4
Accrued pension liability	439.1	—	235.2	—	674.3
Deferred income taxes	—	6.0	521.3	(8.4)	518.9
Long-term payables—affiliates	469.6	—	777.6	(1,247.2)	—
Other liabilities	300.7	5.5	443.1	—	749.3
Total liabilities	5,370.3	1,758.4	3,037.8	(4,001.3)	6,165.2
Commitments and contingencies
Shareholders’ equity:
Common stock	165.3	—	14.6	(14.6)	165.3
Additional paid-in capital	2,247.4	4,125.7	4,808.2	(8,933.9)	2,247.4
Accumulated other comprehensive loss	(651.0)	—	(6.9)	6.9	(651.0)
Retained earnings	1,070.5	616.3	1,671.8	(2,288.1)	1,070.5
Total shareholders’ equity	2,832.2	4,742.0	6,487.7	(11,229.7)	2,832.2
Total liabilities and shareholders’ equity	$8,202.5	$6,500.4	$9,525.5	$(15,231.0)	$8,997.4

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2019
(In millions)
	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Sales	$1,340.6	$—	$5,239.7	$(470.3)	$6,110.0
Operating expenses:
Cost of goods sold	1,210.4	—	4,699.1	(470.3)	5,439.2
Selling and administration	211.0	—	205.9	—	416.9
Restructuring charges	1.4	—	75.1	—	76.5
Other operating (expense) income	(16.2)	—	16.6	—	0.4
Operating (loss) income	(98.4)	—	276.2	—	177.8
Equity income in subsidiaries	96.9	66.6	—	(163.5)	—
Interest expense	94.5	136.2	20.5	(8.0)	243.2
Interest income	5.4	—	3.6	(8.0)	1.0
Non-operating pension income (expense)	22.2	—	(5.9)	—	16.3
Other income	11.2	—	—	—	11.2
Income (loss) before taxes	(57.2)	(69.6)	253.4	(163.5)	(36.9)
Income tax (benefit) provision	(45.9)	(32.4)	52.7	—	(25.6)
Net (loss) income	$(11.3)	$(37.2)	$200.7	$(163.5)	$(11.3)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2018
(In millions)
	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Sales	$1,423.8	$—	$5,937.0	$(414.7)	$6,946.1
Operating expenses:
Cost of goods sold	1,153.1	—	5,083.7	(414.7)	5,822.1
Selling and administration	206.0	—	224.6	—	430.6
Restructuring charges	—	—	21.9	—	21.9
Acquisition-related costs	1.0	—	—	—	1.0
Other operating (expense) income	(3.0)	—	9.4	—	6.4
Operating income	60.7	—	616.2	—	676.9
Losses of non-consolidated affiliates	(19.7)	—	—	—	(19.7)
Equity income in subsidiaries	310.7	289.6	—	(600.3)	—
Interest expense	68.6	153.3	26.9	(5.6)	243.2
Interest income	5.8	—	1.4	(5.6)	1.6
Non-operating pension income (expense)	26.6	—	(4.9)	—	21.7
Income before taxes	315.5	136.3	585.8	(600.3)	437.3
Income tax (benefit) provision	(12.4)	(35.1)	156.9	—	109.4
Net income	$327.9	$171.4	$428.9	$(600.3)	$327.9

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2017
(In millions)
	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Sales	$1,330.3	$—	$5,344.9	$(406.8)	$6,268.4
Operating expenses:
Cost of goods sold	1,195.5	—	4,766.2	(406.8)	5,554.9
Selling and administration	157.0	—	212.8	—	369.8
Restructuring charges	1.7	—	35.9	—	37.6
Acquisition-related costs	12.8	—	—	—	12.8
Other operating (expense) income	(11.1)	—	14.4	—	3.3
Operating (loss) income	(47.8)	—	344.4	—	296.6
Earnings of non-consolidated affiliates	1.8	—	—	—	1.8
Equity income in subsidiaries	638.4	357.6	—	(996.0)	—
Interest expense	44.5	165.8	13.0	(5.9)	217.4
Interest income	6.3	—	1.4	(5.9)	1.8
Non-operating pension income (expense)	38.5	—	(4.1)	—	34.4
Income before taxes	592.7	191.8	328.7	(996.0)	117.2
Income tax provision (benefit)	43.2	(310.0)	(165.5)	—	(432.3)
Net income	$549.5	$501.8	$494.2	$(996.0)	$549.5

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Year Ended December 31, 2019
(In millions)
	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Net (loss) income	$(11.3)	$(37.2)	$200.7	$(163.5)	$(11.3)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net	—	—	(9.1)	—	(9.1)
Unrealized losses on derivative contracts, net	(15.4)	—	—	—	(15.4)
Pension and postretirement liability adjustments, net	(95.8)	—	(54.4)	—	(150.2)
Amortization of prior service costs and actuarial losses, net	19.9	—	2.4	—	22.3
Total other comprehensive loss, net of tax	(91.3)	—	(61.1)	—	(152.4)
Comprehensive (loss) income	$(102.6)	$(37.2)	$139.6	$(163.5)	$(163.7)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Year Ended December 31, 2018
(In millions)
	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Net income	$327.9	$171.4	$428.9	$(600.3)	$327.9
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net	—	—	(22.2)	—	(22.2)
Unrealized losses on derivative contracts, net	(11.7)	—	—	—	(11.7)
Pension and postretirement liability adjustments, net	(69.6)	—	(5.3)	—	(74.9)
Amortization of prior service costs and actuarial losses, net	26.3	—	2.0	—	28.3
Total other comprehensive loss, net of tax	(55.0)	—	(25.5)	—	(80.5)
Comprehensive income	$272.9	$171.4	$403.4	$(600.3)	$247.4

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Year Ended December 31, 2017
(In millions)
	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Net income	$549.5	$501.8	$494.2	$(996.0)	$549.5
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net	—	—	31.7	—	31.7
Unrealized losses on derivative contracts, net	(1.7)	—	—	—	(1.7)
Pension and postretirement liability adjustments, net	(12.3)	—	(9.3)	—	(21.6)
Amortization of prior service costs and actuarial losses, net	15.3	—	1.7	—	17.0
Total other comprehensive income, net of tax	1.3	—	24.1	—	25.4
Comprehensive income	$550.8	$501.8	$518.3	$(996.0)	$574.9

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2019
(In millions)
	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Net operating activities	$133.2	$—	$484.1	$—	$617.3
Investing Activities
Capital expenditures	(152.4)	—	(233.2)	—	(385.6)
Proceeds from disposition of affiliated companies	20.0	—	—	—	20.0
Distributions from consolidated subsidiaries, net	3.1	—	—	(3.1)	—
Net investing activities	(129.3)	—	(233.2)	(3.1)	(365.6)
Financing Activities
Long-term debt:
Borrowings	800.0	—	25.0	—	825.0
Repayments	(51.2)	(543.0)	(150.0)	—	(744.2)
Common stock repurchased and retired	(145.9)	—	—	—	(145.9)
Stock options exercised	1.7	—	—	—	1.7
Dividends paid	(129.3)	—	(3.1)	3.1	(129.3)
Debt issuance costs	(16.6)	—	—	—	(16.6)
Intercompany financing activities	(543.0)	543.0	—	—	—
Net financing activities	(84.3)	—	(128.1)	3.1	(209.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.3)	—	(0.3)
Net (decrease) increase in cash and cash equivalents	(80.4)	—	122.5	—	42.1
Cash and cash equivalents, beginning of year	92.0	—	86.8	—	178.8
Cash and cash equivalents, end of year	$11.6	$—	$209.3	$—	$220.9

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2018
(In millions)
	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Net operating activities	$529.8	$—	$378.0	$—	$907.8
Investing Activities
Capital expenditures	(149.8)	—	(235.4)	—	(385.2)
Proceeds from disposition of property, plant and equipment	—	—	2.9	—	2.9
Distribution from consolidated subsidiaries, net	95.0	95.0	—	(190.0)	—
Net investing activities	(54.8)	95.0	(232.5)	(190.0)	(382.3)
Financing Activities
Long-term debt:
Borrowings	550.0	—	20.0	—	570.0
Repayments	(21.0)	(780.4)	(144.7)	—	(946.1)
Common stock repurchased and retired	(50.0)	—	—	—	(50.0)
Stock options exercised	3.4	—	—	—	3.4
Dividends paid	(133.6)	(95.0)	(95.0)	190.0	(133.6)
Debt issuance costs	(8.5)	—	—	—	(8.5)
Intercompany financing activities	(780.4)	780.4	—	—	—
Net financing activities	(440.1)	(95.0)	(219.7)	190.0	(564.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.3)	—	(0.3)
Net increase (decrease) in cash and cash equivalents	34.9	—	(74.5)	—	(39.6)
Cash and cash equivalents, beginning of year	57.1	—	161.3	—	218.4
Cash and cash equivalents, end of year	$92.0	$—	$86.8	$—	$178.8

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2017
(In millions)
	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Net operating activities	$472.0	$—	$176.8	$—	$648.8
Investing Activities
Capital expenditures	(89.1)	—	(205.2)	—	(294.3)
Payments under long-term supply contracts	—	—	(209.4)	—	(209.4)
Proceeds from disposition of property, plant and equipment	—	—	5.2	—	5.2
Distribution from consolidated subsidiaries, net	2.7	—	—	(2.7)	—
Net investing activities	(86.4)	—	(409.4)	(2.7)	(498.5)
Financing Activities
Long-term debt:
Borrowings	620.0	1,375.0	40.5	—	2,035.5
Repayments	(690.8)	(1,334.1)	(13.0)	—	(2,037.9)
Stock options exercised	29.8	—	—	—	29.8
Dividends paid	(133.0)	—	(2.7)	2.7	(133.0)
Debt issuance costs	(8.3)	(2.9)	—	—	(11.2)
Intercompany financing activities	(171.4)	(38.0)	209.4	—	—
Net financing activities	(353.7)	—	234.2	2.7	(116.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.4	—	0.4
Net increase in cash and cash equivalents	31.9	—	2.0	—	33.9
Cash and cash equivalents, beginning of year	25.2	—	159.3	—	184.5
Cash and cash equivalents, end of year	$57.1	$—	$161.3	$—	$218.4

NOTE 28. OTHER FINANCIAL DATA

Quarterly Data (Unaudited)

($ in millions, except per share data)

2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Sales	$1,553.4	$1,592.9	$1,576.6	$1,387.1	$6,110.0
Cost of goods sold	1,347.3	1,463.7	1,357.6	1,270.6	5,439.2
Net income (loss)	41.7	(20.0)	44.2	(77.2)	(11.3)
Net income (loss) per common share:
Basic	0.25	(0.12)	0.27	(0.49)	(0.07)
Diluted	0.25	(0.12)	0.27	(0.49)	(0.07)
Common dividends per share	0.20	0.20	0.20	0.20	0.80

2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Sales	$1,710.3	$1,728.4	$1,872.4	$1,635.0	$6,946.1
Cost of goods sold	1,528.7	1,460.7	1,441.7	1,391.0	5,822.1
Net income	20.9	58.6	195.1	53.3	327.9
Net income per common share:
Basic	0.13	0.35	1.17	0.32	1.97
Diluted	0.12	0.35	1.16	0.32	1.95
Common dividends per share	0.20	0.20	0.20	0.20	0.80

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.  CONTROLS AND PROCEDURES

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

In 2017, we began a multi-year implementation of new enterprise resource planning, manufacturing, and engineering systems. The project includes the required information technology infrastructure (collectively, the Information Technology Project).  Implementing the Information Technology Project involves significant changes in business processes and extensive organizational training.  During the second and third quarters of 2019, we implemented portions of the Information Technology Project to support and integrate significant processes, some of which relate to internal control over financial reporting and disclosure controls and procedures.  We believe we have taken and will continue to take the necessary steps to implement, monitor and maintain appropriate internal controls during the Information Technology Project transition period.  In connection with the Information Technology Project, we expect there will be a significant redesign of our business processes, some of which relate to internal control over financial reporting and disclosure controls.  Other than the aforementioned Information Technology Project, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting and the related report of Olin’s independent registered public accounting firm, KPMG LLP, are included in Item 8—“Consolidated Financial Statements and Supplementary Data.”

Item 9B.  OTHER INFORMATION

Not applicable.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate the biographical information relating to our Directors under the heading ITEM 1—“PROPOSAL FOR THE ELECTION OF DIRECTORS” in our Proxy Statement relating to our 2020 Annual Meeting of Shareholders (the “Proxy Statement”) by reference in this Report.  We incorporate the biographical information regarding executive officers under the heading “EXECUTIVE OFFICERS” in our Proxy Statement by reference in this report.

The information with respect to our audit committee, including the audit committee financial expert, is incorporated by reference in this Report to the information contained in the paragraph entitled “CORPORATE GOVERNANCE MATTERS—What Are The Committees Of The Board?” in our Proxy Statement.  We incorporate by reference in this Report information regarding procedures for shareholders to nominate a director for election, in the Proxy Statement under the headings “MISCELLANEOUS—How can I directly nominate a director for election to the board at the 2021 annual meeting?” and “CORPORATE GOVERNANCE MATTERS—What Is Olin’s Director Nomination Process?”.

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

Equity Compensation Plan Information

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)(1)
Equity compensation plans approved by security holders(2)	8,319,865	(3)	$24.95	(3)	7,948,895
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	8,319,865		$24.95	(3)	7,948,895

(1)	Number of shares is subject to adjustment for changes in capitalization for stock splits and stock dividends and similar events.

(2)
Consists of the 2000 Long Term Incentive Plan, the 2003 Long Term Incentive Plan, the 2006 Long Term Incentive Plan, the 2009 Long Term Incentive Plan, the 2014 Long Term Incentive Plan, the 2016 Long Term Incentive Plan, the 2018 Long Term Incentive Plan and the 1997 Stock Plan for Non-employee Directors.

(3)	Includes:

•	7,210,551 shares issuable upon exercise of options with a weighted-average exercise price of $24.95, and a weighted-average remaining term of 6.4 years,

•	171,050 shares issuable under restricted stock unit grants, with a weighted-average remaining term of 1.9 years,

•	757,200 shares issuable in connection with outstanding performance share awards, with a weighted-average term of 2.5 years remaining in the performance measurement period, and

•	181,064 shares under the 1997 Stock Plan for Non-employee Directors which represent stock grants for retainers, other board and committee fees and dividends on deferred stock under the plan.

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

3.  Exhibits

The following exhibits are filed with this Annual Report on Form 10-K, unless incorporated by reference. Management contracts and compensatory plans and arrangements are listed as Exhibits 10(a) through 10(w). We are party to a number of other instruments defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10% of the total assets of Olin and its subsidiaries on a consolidated basis. Olin agrees to furnish a copy of each instrument to the Commission upon request.

1	(a)
Underwriting Agreement dated as of July 11, 2019, between Olin Corporation and J.P. Morgan Securities LLC, as representative of the several underwriters named therein—Exhibit 1.1 to Olin’s Form 8-K dated July 16, 2019.*

2	(a)
Merger Agreement dated as of March 26, 2015, among The Dow Chemical Company, Blue Cube Spinco Inc., Olin Corporation and Blue Cube Acquisition Corp.—Exhibit 2.1 to Olin’s Form 8-K dated March 27, 2015.*

3	(a)	Amended and Restated Articles of Incorporation of Olin Corporation as amended effective October 1, 2015—Exhibit 3.1 to Olin’s Form 10-Q for the quarter ended September 30, 2015.*
	(b)	Bylaws of Olin Corporation as amended effective August 8, 2019—Exhibit 3.1 to Olin’s Form 8-K dated June 14, 2019.*
	(c)	Articles of Amendment of the Amended and Restated Articles of Incorporation of Olin Corporation, effective on October 1, 2015—Exhibit 3.1 to Olin’s Form 8-K dated October 5, 2015.*
4	(a)	Description of Olin Corporation Securities registered under Section 12 of the Exchange Act.
(b)
Trust Indenture effective October 1, 2010 between The Industrial Development Authority of Washington County and U. S. Bank National Association, as trustee—Exhibit 4.1 to Olin’s Form 8-K dated October 20, 2010.*

	(c)	Loan Agreement effective October 1, 2010 between The Industrial Development Authority of Washington County and Olin Corporation—Exhibit 4.2 to Olin’s Form 8-K dated October 20, 2010.*
(d)
Bond Purchase Agreement dated October 14, 2010 between The Industrial Development Authority of Washington County, Olin Corporation and PNC Bank, National Association, as administrative agent—Exhibit 4.3 to Olin’s Form 8-K dated October 20, 2010.*

	(e)	Trust Indenture effective December 1, 2010 between Mississippi Business Finance Corporation and U. S. Bank National Association—Exhibit 4.1 to Olin’s Form 8-K dated December 10, 2010.*
(f)
Second Supplemental Indenture dated as of August 9, 2012 between Olin Corporation, The Bank of New York Mellon Trust Company, N.A. and U. S. Bank National Association—Exhibit 4.1 to Olin’s Form 8-K dated August 9, 2012.*

	(g)	Third Supplemental Indenture dated as of August 22, 2012 between Olin Corporation and U. S. Bank National Association—Exhibit 4.1 to Olin’s Form 8-K dated August 22, 2012.*
	(h)	Fourth Supplemental Indenture dated as of March 9, 2017 between Olin Corporation and U.S. Bank National Association—Exhibit 4.3 to Olin’s Form 8-K dated March 9, 2017.*
(i)
Fifth Supplemental Indenture dated January 16, 2018 between Olin Corporation and U.S. Bank National Association, as trustee, governing the Senior Notes—Exhibit 4.1 to Olin’s Form 8-K dated January 19, 2018.*

(j)
Sixth Supplemental Indenture dated July 16, 2019 between Olin Corporation and U.S. Bank National Association, as trustee, governing the Senior Notes—Exhibit 4.1 to Olin’s Form 8-K dated July 16, 2019.*

(k)	Loan Agreement effective December 1, 2010 between Mississippi Business Finance Corporation and Olin Corporation—Exhibit 4.2 to Olin’s Form 8-K dated December 10, 2010.*
(l)
Bond Purchase Agreement dated December 9, 2010 between Mississippi Business Finance Corporation, Olin Corporation and PNC Bank, National Association, as administrative agent—Exhibit 4.3 to Olin’s Form 8-K dated December 10, 2010.*

(m)
Amended and Restated Credit and Funding Agreement dated December 9, 2010 between Olin Corporation, as borrower; PNC Bank, National Association, as administrative agent; PNC Capital Markets LLC, as lead arranger; and the Lenders party thereto—Exhibit 4.4 to Olin’s Form 8-K dated December 10, 2010.*

(n)
First Amendment dated December 27, 2010 to the Amended and Restated Credit and Funding Agreement dated December 9, 2010 between Olin Corporation, as borrower; PNC Bank, National Association, as administrative agent; PNC Capital Markets LLC, as lead arranger; and the Lenders party thereto—Exhibit 4.4 to Olin’s Form 8-K dated December 30, 2010.*

(o)
Second Amendment dated April 27, 2012 to Amended and Restated Credit and Funding Agreement dated December 9, 2010 among Olin Corporation, the Lenders, as defined therein, and PNC Bank, National Association, as administrative agent for the Lenders—Exhibit 4.2 to Olin’s Form 8-K dated May 3, 2012.*

(p)
Third Amendment dated June 23, 2014 to Amended and Restated Credit and Funding Agreement dated December 9, 2010 among Olin Corporation, the Lenders, as defined therein, and PNC Bank, National Association, as administrative agent for the Lenders—Exhibit 4.2 to Olin’s Form 8-K dated June 25, 2014.*

(q)
Amendment No. 4 dated June 23, 2015 to the Amended and Restated Credit and Funding Agreement dated December 9, 2010 among Olin Corporation, the Lenders, as defined therein, and PNC Bank, National Association, as administrative agent—Exhibit 10.3 to Olin’s Form 8-K dated June 29, 2015.*

(r)
Fifth Amendment dated September 29, 2016 to Amended and Restated Credit and Funding Agreement dated December 9, 2010 among Olin Corporation, the Lenders as defined therein, and PNC Bank, National Association, as administrative agent for the Lenders—Exhibit 4.1 to Olin’s Form 10-Q dated May 3, 2017.*

(s)
Sixth Amendment dated March 9, 2017 to Amended and Restated Credit and Funding Agreement dated December 9, 2010 among Olin Corporation, the Lenders as defined therein, and PNC Bank, National Association, as administrative agent for the Lenders—Exhibit 4.1 to Olin’s Form 8-K dated March 9, 2017.*

(t)
Seventh Amendment dated July 16, 2019 to Amended and Restated Credit and Funding Agreement dated December 9, 2010 among Olin Corporation, the Lenders as defined therein, and PNC Bank, National Association, as administrative agent for the Lenders—Exhibit 4.3 to Olin’s Form 8-K dated July 16, 2019.*

(u)
Eighth Amendment dated December 20, 2019 to Amended and Restated Credit and Funding Agreement dated December 9, 2010 among Olin Corporation, the Lenders as defined therein, and PNC Bank, National Association, as administrative agent for the Lenders—Exhibit 4.1 to Olin’s Form 8-K dated December 20, 2019.*

(v)	Form of 5.50% Senior Notes due 2022—Exhibit 4.2 to Olin’s Form 8-K dated August 22, 2012.*
(w)
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

(bb)	Form of 9.75% Senior Notes due 2023—Exhibit 4.5 (included in Exhibit 4.1) to Olin’s Form 8-K dated October 5, 2015.*
(cc)	Form of 10.00% Senior Notes due 2025—Exhibit 4.6 (included in Exhibit 4.2) to Olin’s Form 8-K dated October 5, 2015.*
(dd)	Form of 5.125% Senior Notes due 2027—Exhibit 4.4 (included in Exhibit 4.3) to Olin’s Form 8-K dated March 9, 2017.*
(ee)	Form of 5.000% Senior Notes due 2030—Exhibit 4.1 to Olin’s Form 8-K dated January 19, 2018.*
(ff)	Form of 5.625% Senior Notes due 2029—Exhibit 4.2 (included in Exhibit 4.1) to Olin’s Form 8-K dated July 16, 2019.*

(gg)
Registration Rights Agreement dated October 5, 2015 relating to the 9.75% Senior Notes due 2023 and 10.00% Senior Notes due 2025 by and among Blue Cube Spinco Inc., Olin Corporation, J.P. Morgan Securities LLC and Wells Fargo Securities LLC for themselves and as representatives of other initial purchasers—Exhibit 4.7 to Olin’s Form 8-K dated October 5, 2015.*

(hh)
Receivables Financing Arrangement dated December 20, 2016 by and among Olin Finance Company, LLC, PNC Bank, National Association, Olin Corporation, PNC Capital Markets LLC and the Lender parties thereto—Exhibit 4(x) to Olin’s Form 10-K for 2016.*

(ii)
Amendment No. 1 to Receivables Financing Arrangement and Reaffirmation of Performance Guaranty dated July 16, 2019 among Olin Corporation, Olin Finance Company, LLC, PNC Bank, National Association, Olin Corporation, PNC Capital Markets LLC and the Lender parties thereto—Exhibit 10.2 to Olin’s Form 8-K dated July 16, 2019.*

10	(a)	Senior Executive Pension Plan amended and restated effective October 24, 2008—Exhibit 10.1 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*
	(b)	Supplemental Contributing Employee Ownership Plan as amended and restated effective January 1, 2018—Exhibit 99.1 to Olin’s Form 8-K dated December 12, 2017.*
	(c)	Olin Corporation Key Executive Life Insurance Program—Exhibit 10(e) to Olin’s Form 10-K for 2002.*
	(d)	Olin Corporation Change in Control Severance Plan for Section 16(b) Officers effective January 27, 2019—Exhibit 10.1 to Olin’s Form 8-K filed December 14, 2018.*
	(e)	Olin Corporation Severance Plan for Section 16(b) Officers effective January 27, 2019—Exhibit 10.2 to Olin’s Form 8-K filed December 14, 2018.*
	(f)	Amended and Restated 1997 Stock Plan for Non-employee Directors codified to reflect amendments adopted through January 1, 2020.
	(g)	Description of Restricted Stock Unit Awards granted under the 2000, 2003, 2006, 2009, 2014, 2016 or 2018 Long Term Incentive Plans—Exhibit 10(p) to Olin’s Form 10-K for 2008.*
	(h)	Supplementary and Deferral Benefit Pension Plan as amended and restated effective October 24, 2008—Exhibit 10.2 to Olin’s Form 10-Q for the quarter ended September 30, 2008.*
	(i)	Amended and Restated Olin Corporation 2000 Long Term Incentive Plan codified as of January 27, 2019—Exhibit 10.1 to Olin’s Form 8-K dated January 30, 2019.*
	(j)	Amended and Restated Olin Corporation 2003 Long Term Incentive Plan codified as of January 27, 2019—Exhibit 10.2 to Olin’s Form 8-K dated January 30, 2019.*
	(k)	Amended and Restated Olin Corporation 2006 Long Term Incentive Plan codified as of January 27, 2019—Exhibit 10.3 to Olin’s Form 8-K dated January 30, 2019.*
	(l)	Amended and Restated Olin Corporation 2009 Long Term Incentive Plan codified as of January 27, 2019—Exhibit 10.4 to Olin’s Form 8-K dated January 30, 2019.*
	(m)	Amended and Restated Olin Corporation 2014 Long Term Incentive Plan codified as of January 27, 2019—Exhibit 10.5 to Olin’s Form 8-K dated January 30, 2019.*
	(n)	Amended and Restated Olin Corporation 2016 Long Term Incentive Plan codified as of January 27, 2019—Exhibit 10.6 to Olin’s Form 8-K dated January 30, 2019.*
	(o)	Amended and Restated Olin Corporation 2018 Long Term Incentive Plan codified as of January 27, 2019—Exhibit 10.7 to Olin’s Form 8-K dated January 30, 2019.*
	(p)	Olin Corporation Short Term Incentive Program dated February 18, 2020—Exhibit 10.1 to Olin’s Form 8-K dated February 21, 2020.*
	(q)	Performance Share Program as amended through January 24, 2019—Exhibit 10.1 to Olin’s Form 10-Q for the quarter ended March 31, 2019.*
	(r)	Form of Non-Qualified Stock Option Award Certificate
	(s)	Form of Restricted Stock Unit Award Certificate
	(t)	Form of Performance Award Certificate
	(u)	Summary of Stock Option/Performance Share Continuation Provisions for Olin Employees as amended effective August 20, 2019—Exhibit 10.1 to Olin’s Form 8-K dated August 22, 2019.*
	(v)	Master Confirmation - Accelerated Share Repurchase dated August 5, 2019 between Olin Corporation and Goldman Sachs & Co LLC—Exhibit 10.1 to Olin’s Form 8-K dated August 5, 2019.*
(w)
Olin Corporation Contributing Employee Ownership Plan Amended and Restated effective as of October 24, 2008, and as amended effective September 29, 2015—Exhibit 99.1 to Olin’s Form S-8 filed February 16, 2016.*

	(x)	Distribution Agreement between Olin Corporation and Arch Chemicals, Inc., dated as of February 1, 1999—Exhibit 2.1 to Olin’s Form 8-K dated February 23, 1999.*

(y)
Purchase Agreement dated as of February 28, 2011, by and among PolyOne Corporation, 1997 Chloralkali Venture, LLC, Olin Corporation and Olin SunBelt II, Inc.—Exhibit 2.1 to Olin’s Form 8-K dated March 3, 2011.*

	(z)	Note Purchase Agreement dated December 22, 1997 between the SunBelt Chlor Alkali Partnership and the Purchasers named therein—Exhibit 99.5 to Olin’s Form 8-K dated December 3, 2001.*
	(aa)	Guarantee Agreement dated December 22, 1997 between Olin Corporation and the Purchasers named therein—Exhibit 99.6 to Olin’s Form 8-K dated December 3, 2001.*
	(bb)	Subordination Agreement dated December 22, 1997 between Olin Corporation and the Subordinated Parties named therein—Exhibit 99.7 to Olin’s Form 8-K dated December 3, 2001.*
(cc)
Stock Purchase Agreement dated as of July 17, 2012, by and among K. A. Steel Chemicals Inc., the stockholders of K. A. Steel Chemicals Inc. and Robert F. Steel, as the sellers’ representative, and Olin Corporation, as Purchaser—Exhibit 2.1 to Olin’s Form 8-K dated July 18, 2012.*

(dd)
Credit Agreement dated June 23, 2015 among Olin Corporation, Olin Canada ULC, the Lenders named therein and Wells Fargo Bank, National Association, as administrative agent—Exhibit 10.1 to Olin’s Form 8-K dated June 29, 2015.*

(ee)
Credit Agreement dated June 23, 2015 among Blue Cube Spinco Inc., the Lenders named therein and Wells Fargo Bank, National Association, as administrative agent—Exhibit 10.2 to Olin’s Form 8-K dated June 29, 2015.*

(ff)
Amendment Agreement dated June 23, 2015 among Olin, Olin Canada ULC, Blue Cube Spinco Inc., the Lenders named therein and Wells Fargo Bank, National Association, as administrative agent—Exhibit 10.5 to Olin’s Form 8-K dated October 5, 2015.*

(gg)
Second Amendment Agreement, dated as of March 9, 2017 among Olin Corporation, Olin Canada ULC and Blue Cube Spinco Inc., the Lenders named therein and Wells Fargo Bank, National Association, as administrative agent—Exhibit 10.1 to Olin’s Form 8-K dated March 9, 2017.*

(hh)
Third Amendment Agreement, dated as of June 28, 2018, among Olin Corporation, Olin Canada ULC and Blue Cube Spinco LLC, the Lenders named therein and Wells Fargo Bank, National Association, as administrative agent—Exhibit 10.2 to Olin’s Form 10-Q for the quarter ended June 30, 2018.*

	(ii)	Separation Agreement dated March 26, 2015 between The Dow Chemical Company and Blue Cube Spinco Inc.—Exhibit 10.1 to Olin’s Form 8-K dated March 27, 2015.*
(jj)
Credit Agreement dated August 25, 2015 among Olin Corporation, Olin subsidiaries, the Lenders (as defined therein) and Sumitomo Mitsui Banking Corporation, as administrative agent—Exhibit 10.1 to Olin’s Form 8-K dated August 25, 2015.*

(kk)
Amended and Restated Credit Agreement, dated as of October 5, 2015 as Amended and Restated by the Second Amendment Agreement dated as of March 9, 2017 among Olin Corporation, Olin Canada ULC and Blue Cube Spinco Inc., the Lenders named therein and Wells Fargo Bank, National Association, as administrative agent—Exhibit 10.2 to Olin’s Form 8-K dated March 9, 2017.*

(ll)
Credit Agreement dated July 16, 2019 among Olin Corporation, Blue Cube Spinco, LLC, the Lenders and Issuing Banks (as defined therein) and Wells Fargo Bank, National Association—Exhibit 10.1 to Olin’s Form 8-K dated July 16, 2019.*

(mm)
First Amendment dated December 20, 2019 to Credit Agreement dated July 16, 2019 among Olin Corporation, Blue Cube Spinco, LLC, the Lenders and Issuing Banks (as defined therein) and Wells Fargo Bank, National Association—Exhibit 10.1 to Olin’s Form 8-K dated December 20, 2019.*

(nn)
Guaranty Agreement dated October 5, 2015 among Blue Cube Spinco Inc., Olin Corporation and Wells Fargo Bank, National Association, as administrative agent—Exhibit 10.2 to Olin’s Form 8-K dated October 5, 2015.*

(oo)
Borrowing Subsidiary Agreement dated October 5, 2015 among Olin Corporation, Blue Cube Spinco Inc. and Wells Fargo Bank, National Association, as administrative agent—Exhibit 10.3 to Olin’s Form 8-K dated October 5, 2015.*

(pp)
Guaranty Joinder dated October 5, 2015 among Olin subsidiaries, Blue Cube Spinco Inc. and Sumitomo Mitsui Banking Corporation, as administrative agent—Exhibit 10.4 to Olin’s Form 8-K dated October 5, 2015.*

(qq)
Incremental Term Loan Agreement dated November 3, 2015 among Olin Corporation, Blue Cube Spinco Inc., the Lenders (as defined therein) and Sumitomo Mitsui Banking Corporation, as administrative agent—Exhibit 10.1 to Olin’s Form 8-K dated November 9, 2015.*

11		Computation of Per Share Earnings (included in Note 6 “Earnings Per Share” to Notes to Consolidated Financial Statements in Item 8).
21		List of Subsidiaries.
23		Consent of KPMG LLP.
31.1		Section 302 Certification Statement of Chief Executive Officer.

31.2	Section 302 Certification Statement of Chief Financial Officer.
32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded in the Exhibit 101 Interactive Data Files)
*Previously filed as indicated and incorporated herein by reference.  Exhibits incorporated by reference are located in SEC file No. 1-1070 unless otherwise indicated.
**The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline eXtensible Business Reporting Language (iXBRL) document. The consolidated financial statements and notes thereto contained in Part II, Item 8 were formatted in iXBRL in this Annual Report on Form 10-K.

Any exhibit is available from Olin by writing to the Secretary, Olin Corporation, 190 Carondelet Plaza, Suite 1530, Clayton, MO 63105 USA.

Shareholders may obtain information from EQ Shareowner Services, our registrar and transfer agent, who also manages our Automatic Dividend Reinvestment Plan by writing to:  EQ Shareowner Services, 1110 Centre Pointe Curve, Suite 101, Mendota Heights, MN 55120 USA, by telephone from the United States at 800-401-1957 or outside the United States at 651-450-4064 or via the Internet under “Contact Us” at www.shareowneronline.com.

Item 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 24, 2020

OLIN CORPORATION
By:	/s/ John E. Fischer
John E. Fischer
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN E. FISCHER John E. Fischer	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2020

/s/ HEIDI S. ALDERMAN Heidi S. Alderman	Director	February 24, 2020

/s/ BEVERLEY A. BABCOCK Beverley A. Babcock	Director	February 24, 2020

/s/ GRAY G. BENOIST Gray G. Benoist	Director	February 24, 2020

/s/ C. ROBERT BUNCH C. Robert Bunch	Director	February 24, 2020

/s/ RANDALL W. LARRIMORE Randall W. Larrimore	Director	February 24, 2020

/s/ JOHN M. B. O’CONNOR John M. B. O’Connor	Director	February 24, 2020

/s/ EARL L. SHIPP Earl L. Shipp	Director	February 24, 2020

/s/ VINCENT J. SMITH Vincent J. Smith	Director	February 24, 2020

/s/ SCOTT M. SUTTON Scott M. Sutton	Director	February 24, 2020

/s/ WILLIAM H. WEIDEMAN William H. Weideman	Director	February 24, 2020

/s/ CAROL A. WILLIAMS Carol A. Williams	Director	February 24, 2020

/s/ TODD A. SLATER Todd A. Slater	Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2020

/s/ RANDEE N. SUMNER Randee N. Sumner	Vice President and Controller (Principal Accounting Officer)	February 24, 2020