Form 10-Q
period 2020-03-31
OLIN Corp
filed 2020-05-01
CIK 74303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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

As of March 31, 2020, 157,851,156 shares of the registrant’s common stock were outstanding.

Part I — Financial Information

Item 1.  Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets
(In millions, except per share data)
(Unaudited)

	March 31, 2020	December 31, 2019	March 31, 2019
Assets
Current assets:
Cash and cash equivalents	$194.5	$220.9	$105.7
Receivables, net	802.9	760.4	808.3
Income taxes receivable	19.9	13.9	6.3
Inventories, net	667.5	695.7	717.5
Other current assets	54.5	23.1	46.7
Total current assets	1,739.3	1,714.0	1,684.5
Property, plant and equipment (less accumulated depreciation of $3,373.8, $3,268.1 and $2,892.4)	3,282.7	3,323.8	3,433.5
Operating lease assets, net	366.5	377.8	275.1
Deferred income taxes	39.6	35.3	31.7
Other assets	1,205.3	1,169.1	1,131.4
Intangible assets, net	431.4	448.1	494.2
Goodwill	2,119.6	2,119.7	2,119.5
Total assets	$9,184.4	$9,187.8	$9,169.9
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$2.0	$2.1	$126.1
Accounts payable	668.1	651.9	637.0
Income taxes payable	7.4	19.8	13.0
Current operating lease liabilities	76.6	79.3	69.4
Accrued liabilities	811.8	329.1	294.4
Total current liabilities	1,565.9	1,082.2	1,139.9
Long-term debt	3,489.5	3,338.7	3,067.2
Operating lease liabilities	295.0	303.4	206.0
Accrued pension liability	778.0	797.7	660.2
Deferred income taxes	449.9	454.5	525.9
Other liabilities	317.0	793.8	733.1
Total liabilities	6,895.3	6,770.3	6,332.3
Commitments and contingencies
Shareholders’ equity:
Common stock, $1.00 par value per share: authorized, 240.0 shares; issued and outstanding, 157.8, 157.7 and 164.9 shares	157.8	157.7	164.9
Additional paid-in capital	2,122.8	2,122.1	2,239.2
Accumulated other comprehensive loss	(821.1)	(803.4)	(656.9)
Retained earnings	829.6	941.1	1,090.4
Total shareholders’ equity	2,289.1	2,417.5	2,837.6
Total liabilities and shareholders’ equity	$9,184.4	$9,187.8	$9,169.9

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Operations
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Sales	$1,425.1	$1,553.4
Operating expenses:
Cost of goods sold	1,374.2	1,347.3
Selling and administration	96.7	107.0
Restructuring charges	1.7	4.0
Other operating income	—	0.1
Operating (loss) income	(47.5)	95.2
Interest expense	63.1	57.4
Interest income	0.1	0.2
Non-operating pension income	4.6	3.9
Other income	—	11.2
Income (loss) before taxes	(105.9)	53.1
Income tax (benefit) provision	(25.9)	11.4
Net (loss) income	$(80.0)	$41.7
Net (loss) income per common share:
Basic	$(0.51)	$0.25
Diluted	$(0.51)	$0.25
Average common shares outstanding:
Basic	157.8	165.0
Diluted	157.8	166.1

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(80.0)	$41.7
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net	(9.0)	(8.3)
Unrealized losses on derivative contracts, net	(17.9)	(3.3)
Amortization of prior service costs and actuarial losses, net	9.2	5.7
Total other comprehensive loss, net of tax	(17.7)	(5.9)
Comprehensive (loss) income	$(97.7)	$35.8

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
(In millions, except per share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares Issued	Par Value
Balance at January 1, 2019	165.3	$165.3	$2,247.4	$(651.0)	$1,070.5	$2,832.2
Lease accounting adoption adjustment	—	—	—	—	11.2	11.2
Net income	—	—	—	—	41.7	41.7
Other comprehensive loss	—	—	—	(5.9)	—	(5.9)
Dividends paid:
Common stock ($0.20 per share)	—	—	—	—	(33.0)	(33.0)
Common stock repurchased and retired	(0.6)	(0.6)	(12.6)	—	—	(13.2)
Common stock issued for:
Stock options exercised	0.1	0.1	1.3	—	—	1.4
Other transactions	0.1	0.1	0.3	—	—	0.4
Stock-based compensation	—	—	2.8	—	—	2.8
Balance at March 31, 2019	164.9	164.9	2,239.2	(656.9)	1,090.4	2,837.6
Balance at January 1, 2020	157.7	157.7	2,122.1	(803.4)	941.1	2,417.5
Net loss	—	—	—	—	(80.0)	(80.0)
Other comprehensive loss	—	—	—	(17.7)	—	(17.7)
Dividends paid:
Common stock ($0.20 per share)	—	—	—	—	(31.5)	(31.5)
Common stock issued for:
Stock options exercised	—	—	0.7	—	—	0.7
Other transactions	0.1	0.1	2.6	—	—	2.7
Stock-based compensation	—	—	(2.6)	—	—	(2.6)
Balance at March 31, 2020	157.8	$157.8	$2,122.8	$(821.1)	$829.6	$2,289.1

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net (loss) income	$(80.0)	$41.7
Adjustments to reconcile net (loss) income to net cash and cash equivalents provided by (used for) operating activities:
Gain on disposition of non-consolidated affiliate	—	(11.2)
Stock-based compensation	0.2	3.3
Depreciation and amortization	146.5	152.9
Deferred income taxes	(6.5)	(3.0)
Qualified pension plan contributions	(0.1)	(0.1)
Qualified pension plan income	(2.8)	(2.0)
Change in:
Receivables	(66.1)	(36.2)
Income taxes receivable/payable	(18.3)	(9.9)
Inventories	24.3	(11.2)
Other current assets	(32.7)	(12.4)
Accounts payable and accrued liabilities	(7.7)	(17.9)
Other assets	—	2.9
Other noncurrent liabilities	(2.0)	6.4
Other operating activities	(2.7)	1.0
Net operating activities	(47.9)	104.3
Investing Activities
Capital expenditures	(95.9)	(102.2)
Proceeds from disposition of non-consolidated affiliate	—	20.0
Net investing activities	(95.9)	(82.2)
Financing Activities
Long-term debt:
Borrowings	225.0	—
Repayments	(75.4)	(50.2)
Common stock repurchased and retired	—	(13.2)
Stock options exercised	0.5	1.4
Dividends paid	(31.5)	(33.0)
Debt issuance costs	(0.4)	—
Net financing activities	118.2	(95.0)
Effect of exchange rate changes on cash and cash equivalents	(0.8)	(0.2)
Net decrease in cash and cash equivalents	(26.4)	(73.1)
Cash and cash equivalents, beginning of period	220.9	178.8
Cash and cash equivalents, end of period	$194.5	$105.7
Cash paid for interest and income taxes:
Interest, net	$58.5	$52.3
Income taxes, net of refunds	$2.5	$17.8
Non-cash investing activities:
Decrease in capital expenditures included in accounts payable and accrued liabilities	$25.4	$20.6

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

We have prepared the condensed financial statements included herein, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). The preparation of the financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. In our opinion, these financial statements reflect all adjustments (consisting only of normal accruals), which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures are appropriate. We recommend that you read these condensed financial statements in conjunction with the financial statements, accounting policies and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019. Certain reclassifications were made to prior year amounts to conform to the 2020 presentation.

NOTE 2. RESTRUCTURING CHARGES

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

On March 21, 2016, we announced that we had made the decision to close a combined total of 433,000 tons of chlor alkali capacity across three separate locations. Associated with this action, we have permanently closed our Henderson, NV chlor alkali plant with 153,000 tons of capacity and have reconfigured the site to manufacture bleach and distribute caustic soda and hydrochloric acid. Also, the capacity of our Niagara Falls, NY chlor alkali plant has been reduced from 300,000 tons to 240,000 tons and the chlor alkali capacity at our Freeport, TX facility was reduced by 220,000 tons. This 220,000 ton reduction was entirely from diaphragm cell capacity. For the three months ended March 31, 2020 and 2019, we recorded pretax restructuring charges of $1.7 million and $2.5 million, respectively, for facility exit costs, employee severance and related benefit costs and lease and other contract termination costs related to these actions. We expect to incur additional restructuring charges through 2020 of approximately $5 million related to these capacity reductions.

The following table summarizes the 2020 and 2019 activities by major component of these restructuring actions and the remaining balances of accrued restructuring costs as of March 31, 2020 and 2019:

	Employee severance and related benefit costs	Lease and other contract termination costs	Facility exit costs	Total
	($ in millions)
Balance at January 1, 2019	$1.5	$6.0	$0.7	$8.2
Restructuring charges	1.4	0.1	2.5	4.0
Amounts utilized	(0.7)	(0.6)	(2.4)	(3.7)
Balance at March 31, 2019	$2.2	$5.5	$0.8	$8.5
Balance at January 1, 2020	$—	$3.1	$—	$3.1
Restructuring charges	0.1	0.1	1.5	1.7
Amounts utilized	(0.1)	(0.2)	(1.5)	(1.8)
Balance at March 31, 2020	$—	$3.0	$—	$3.0

The following table summarizes the cumulative restructuring charges of these restructuring actions by major component through March 31, 2020:

	Chlor Alkali Products and Vinyls		Winchester	Total
	Freeport	Capacity Reductions
	($ in millions)
Write-off of equipment and facility	$58.9	$78.1	$2.6	$139.6
Employee severance and related benefit costs	—	6.7	2.7	9.4
Facility exit costs	—	49.7	0.2	49.9
Employee relocation costs	—	1.7	—	1.7
Lease and other contract termination costs	—	41.0	0.4	41.4
Total cumulative restructuring charges	$58.9	$177.2	$5.9	$242.0

As of March 31, 2020, we have incurred cash expenditures of $99.4 million and non-cash charges of $139.6 million related to these restructuring actions. The remaining balance of $3.0 million is expected to be paid out through 2021.

NOTE 3. ACCOUNTS RECEIVABLES

On July 16, 2019, our existing $250.0 million Receivables Financing Agreement was extended to July 15, 2022 and downsized to $10.0 million with the option to expand (Receivables Financing Agreement). During the three months ended March 31, 2020, we amended the Receivables Financing Agreement to expand the borrowing capacity and borrowed $150.0 million. During April 2020, we expanded the facility and borrowed an additional $100.0 million. The Receivables Financing Agreement includes a minimum borrowing requirement of 50% of the available borrowing capacity or facility limit, whichever is greater, beginning on October 1, 2020. The administrative agent for our Receivables Financing Agreement is PNC Bank, National Association.  Under the Receivables Financing Agreement, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the Receivables Financing Agreement incorporates the leverage covenant that is contained in the $2,000.0 million senior credit facility. As of March 31, 2020, $345.2 million of our trade receivables were pledged as collateral. As of March 31, 2020, we had $150.0 million drawn and no additional borrowing capacity under the Receivables Financing Agreement. As of December 31, 2019 and March 31, 2019, we had zero and $125.0 million, respectively, drawn under the Receivables Financing Agreement.

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

	March 31,
	2020	2019
	($ in millions)
Balance at beginning of year	$63.1	$132.4
Gross receivables sold	262.0	134.9
Payments received from customers on sold accounts	(256.2)	(170.5)
Balance at end of period	$68.9	$96.8

The factoring discount paid under the AR Facilities is recorded as interest expense on the condensed statements of operations. The factoring discount was $0.6 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively. The agreements are without recourse and therefore no recourse liability had been recorded as of March 31, 2020, December 31, 2019, or March 31, 2019.

NOTE 4. ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLES

We evaluate the collectibility of financial instruments based on our current estimate of credit losses expected to be incurred over the life of the financial instrument.  The only significant financial instrument which creates exposure to credit losses are customer accounts receivables.  We measure credit losses on uncollected accounts receivable through an allowance for doubtful accounts receivable which is based on a combination of factors including both historical collection experience and reasonable estimates that affect the expected collectibility of the receivable.  These factors include historical bad debt experience, industry conditions of the customer or group of customers, geographical region, credit ratings and general market conditions. We group receivables together for purposes of estimating credit losses when customers have similar risk characteristics; otherwise, the estimation is performed on the individual receivable.

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

Allowance for doubtful accounts receivables consisted of the following:

	March 31,
	2020	2019
	($ in millions)
Balance at beginning of year	$11.9	$12.9
Provisions charged	0.2	0.5
Write-offs, net of recoveries	—	(0.1)
Foreign currency translation adjustment	(0.3)	(0.1)
Balance at end of period	$11.8	$13.2

NOTE 5. INVENTORIES

Inventories consisted of the following:

	March 31, 2020	December 31, 2019	March 31, 2019
	($ in millions)
Supplies	$103.5	$80.5	$70.3
Raw materials	80.8	74.9	73.5
Work in process	106.3	140.3	145.6
Finished goods	419.5	449.5	498.7
	710.1	745.2	788.1
LIFO reserve	(42.6)	(49.5)	(70.6)
Inventories, net	$667.5	$695.7	$717.5

Inventories are valued at the lower of cost and net realizable value. For U.S. inventories, inventory costs are determined principally by the last-in, first-out (LIFO) method of inventory accounting while for international inventories, inventory costs are determined principally by the first-in, first-out (FIFO) method of inventory accounting. Cost for other inventories has been determined principally by the average-cost method (primarily operating supplies, spare parts and maintenance parts). Elements of costs in inventories included raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at March 31, 2020 reflect certain estimates relating to inventory quantities and costs at December 31, 2020. The replacement cost of our inventories would have been approximately $42.6 million, $49.5 million and $70.6 million higher than reported at March 31, 2020, December 31, 2019 and March 31, 2019, respectively.

NOTE 6. OTHER ASSETS

Included in other assets were the following:

	March 31, 2020	December 31, 2019	March 31, 2019
	($ in millions)
Supply contracts	$1,103.2	$1,112.6	$1,090.1
Other	102.1	56.5	41.3
Other assets	$1,205.3	$1,169.1	$1,131.4

On January 1, 2019, we sold our 9.1% limited partnership interest in Bay Gas Storage Company, Ltd. (Bay Gas) for $20.0 million. The sale closed on February 7, 2019 which resulted in a gain of $11.2 million for the three months ended March 31, 2019 which was recorded to other income in the condensed statements of operations.

On October 5, 2015 (the Closing Date), we completed the acquisition (the Acquisition) from The Dow Chemical Company (Dow) of its U.S. Chlor Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses (collectively, the Acquired Business). In connection with the Acquisition, Olin and Dow entered into arrangements for the long-term supply of ethylene by Dow to Olin, pursuant to which, among other things, Olin made upfront payments in order to receive ethylene at producer economics and for certain reservation fees and for the option to obtain additional ethylene at producer economics. During 2016, we exercised one of the options to reserve additional ethylene at producer economics. During 2017, an additional payment of $209.4 million was made in connection with this option which increased the value of the long-term asset.

Amortization expense of $9.4 million for both the three months ended March 31, 2020 and 2019 was recognized within cost of goods sold related to these supply contracts and is reflected in depreciation and amortization on the condensed statements of cash flows. The long-term supply contracts are monitored for impairment each reporting period.

On February 27, 2017, we exercised the remaining option to reserve additional ethylene at producer economics from Dow. In connection with the exercise of this option, we also secured a long-term customer arrangement. As a result, an additional payment will be made to Dow that is not to exceed $493 million on or about the fourth quarter of 2020. Olin has recognized a long-term asset and other liability of $439.9 million, which represented the present value of the additional estimated payment. The discounted amount of $52.7 million will be recorded as interest expense through the fourth quarter of 2020. For both the three months ended March 31, 2020 and 2019, $4.0 million of interest expense was recorded for accretion on the 2020 payment discount. The liability balance as of March 31, 2020 of $480.8 million was reclassified to accrued liabilities from other liabilities on the condensed balance sheet.

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill were as follows:

	Chlor Alkali Products and Vinyls	Epoxy	Total
	($ in millions)
Balance at January 1, 2019	$1,832.6	$287.0	$2,119.6
Foreign currency translation adjustment	(0.1)	—	(0.1)
Balance at March 31, 2019	$1,832.5	$287.0	$2,119.5
Balance at January 1, 2020	$1,832.7	$287.0	2,119.7
Foreign currency translation adjustment	(0.1)	—	(0.1)
Balance at March 31, 2020	$1,832.6	$287.0	$2,119.6

Goodwill is not amortized, but is reviewed for impairment annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred. Circumstances that are considered as part of the qualitative assessment and could trigger a quantitative impairment test include, but are not limited to:  a significant adverse change in the business climate; a significant adverse legal judgment; adverse cash flow trends; an adverse action or assessment by a government agency; unanticipated competition; sustained decline in our stock price; and a significant restructuring charge within a reporting unit.  During the three months ended March 31, 2020, we identified triggering events associated with an overall decrease in our stock price, an adverse change in the business climate and a significant reduction in near-term cash flow projections. As a result of these events, we performed a quantitative goodwill impairment test during the first quarter of 2020. We used a discounted cash flow approach to develop the estimated fair value of our reporting units. Based on the aforementioned analysis, the estimated fair value of our reporting units exceeded the carrying value of the reporting units and no impairment charges were recorded.

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

We believe the assumptions used in our goodwill impairment analysis are appropriate and result in reasonable estimates of the implied fair value of each reporting unit.  However, given the economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions, made for purposes of our goodwill impairment testing, will prove to be an accurate prediction of the future.  In order to evaluate the sensitivity of the fair value calculation on the goodwill impairment test, we applied three separate sensitivities: a hypothetical 10% decrease to the fair value of each reporting unit, a hypothetical decrease of 100-basis points in our terminal growth rate and an increase of 100-basis points in our weighted-average cost of capital to test the fair value calculation. The hypothetical 10% decrease to the fair value of our Chlor Alkali Products and Vinyls reporting unit exceeded the carrying value of the reporting unit, but was not significantly in excess of the carrying value. In all other cases, the estimated fair value of our Epoxy and Chlor Alkali Products and Vinyls reporting units derived in these sensitivity calculations did not exceed the carrying value of our reporting units.  If our assumptions regarding future performance are not achieved, we may be required to record goodwill impairment charges in future periods.  It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Intangible assets consisted of the following:

	March 31, 2020			December 31, 2019			March 31, 2019
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
	($ in millions)
Customers, customer contracts and relationships	$671.7	$(272.5)	$399.2	$673.5	$(260.9)	$412.6	$673.3	$(223.9)	$449.4
Trade name	7.0	(6.3)	0.7	7.0	(6.0)	1.0	7.0	(4.9)	2.1
Acquired technology	84.8	(54.5)	30.3	85.1	(51.8)	33.3	85.1	(42.5)	42.6
Other	1.8	(0.6)	1.2	1.8	(0.6)	1.2	0.7	(0.6)	0.1
Total intangible assets	$765.3	$(333.9)	$431.4	$767.4	$(319.3)	$448.1	$766.1	$(271.9)	$494.2

NOTE 8. EARNINGS PER SHARE

Basic and diluted net (loss) income per share are computed by dividing net (loss) income by the weighted-average number of common shares outstanding. Diluted net (loss) income per share reflects the dilutive effect of stock-based compensation.

	Three Months Ended March 31,
	2020	2019
Computation of Net (Loss) Income per Share	(In millions, except per share data)
Net (loss) income	$(80.0)	$41.7
Basic shares	157.8	165.0
Basic net (loss) income per share	$(0.51)	$0.25
Diluted shares:
Basic shares	157.8	165.0
Stock-based compensation	—	1.1
Diluted shares	157.8	166.1
Diluted net (loss) income per share	$(0.51)	$0.25

The computation of dilutive shares does not include 10.5 million and 5.6 million shares for the three months ended March 31, 2020 and 2019, respectively, as their effect would have been anti-dilutive.

NOTE 9. ENVIRONMENTAL

We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites. The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $139.1 million, $139.0 million and $125.5 million at March 31, 2020, December 31, 2019 and March 31, 2019, respectively, of which $122.1 million, $122.0 million and $108.5 million, respectively, were classified as other noncurrent liabilities.

Environmental provisions charged to income, which are included in costs of goods sold, were $2.6 million and $1.8 million for the three months ended March 31, 2020 and 2019, respectively.

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

NOTE 10. COMMITMENTS AND CONTINGENCIES

Olin and Oxy Vinyls, L.P. (Oxy) have a long-term chlorine supply agreement, which is the subject of a pricing dispute. The dispute is pending in the United States District Court for the Southern District of Texas, and we currently anticipate trial will be scheduled for third quarter 2020. Any additional losses related to this contract dispute are not currently estimable because of unresolved questions of fact and law but, if resolved unfavorably to Olin, they could have a material adverse effect on our financial position, cash flows or results of operations.

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

We, and our subsidiaries, are defendants in various other legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities. As of March 31, 2020, December 31, 2019 and March 31, 2019, our condensed balance sheets included accrued liabilities for these other legal actions of $12.0 million, $12.4 million and $15.8 million, respectively. These liabilities do not include costs associated with legal representation. Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these other legal actions will materially adversely affect our financial position, cash flows or results of operations. In connection with the October 5, 2015 acquisition of Dow’s U.S. Chlor Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses, the prior owner of the businesses retained liabilities related to litigation to the extent arising prior to October 5, 2015.

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

NOTE 11. SHAREHOLDERS’ EQUITY

On April 26, 2018, our board of directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $500.0 million.  This program will terminate upon the purchase of $500.0 million of our common stock.

There were no shares repurchased for the three months ended March 31, 2020. For the three months ended March 31, 2019, 0.6 million shares were repurchased and retired at a cost of $13.2 million. As of March 31, 2020, we had repurchased a total of $195.9 million of our common stock, representing 10.1 million shares, and $304.1 million of common stock remained authorized to be repurchased.

We issued less than 0.1 million and 0.1 million shares representing stock options exercised for the three months ended March 31, 2020 and 2019, respectively, with a total value of $0.7 million and $1.4 million, respectively.

The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation Adjustment (net of taxes)	Unrealized Gains (Losses) on Derivative Contracts (net of taxes)	Pension and Other Postretirement Benefits (net of taxes)	Accumulated Other Comprehensive Loss
	($ in millions)
Balance at January 1, 2019	$0.7	$1.8	$(653.5)	$(651.0)
Unrealized losses	(8.3)	(6.6)	—	(14.9)
Reclassification adjustments of losses into income	—	2.2	7.4	9.6
Tax benefit (provision)	—	1.1	(1.7)	(0.6)
Net change	(8.3)	(3.3)	5.7	(5.9)
Balance at March 31, 2019	$(7.6)	$(1.5)	$(647.8)	$(656.9)
Balance at January 1, 2020	$(8.4)	$(13.6)	$(781.4)	$(803.4)
Unrealized losses	(9.0)	(35.1)	—	(44.1)
Reclassification adjustments of losses into income	—	11.6	11.9	23.5
Tax benefit (provision)	—	5.6	(2.7)	2.9
Net change	(9.0)	(17.9)	9.2	(17.7)
Balance at March 31, 2020	$(17.4)	$(31.5)	$(772.2)	$(821.1)

Net (loss) income, interest expense and cost of goods sold included reclassification adjustments for realized gains and losses on derivative contracts from accumulated other comprehensive loss.

Net (loss) income and non-operating pension income included the amortization of prior service costs and actuarial losses from accumulated other comprehensive loss.

NOTE 12. SEGMENT INFORMATION

We define segment results as income (loss) before interest expense, interest income, other operating income (expense), non-operating pension income, other income and income taxes. We have three operating segments: Chlor Alkali Products and Vinyls, Epoxy and Winchester. The three operating segments reflect the organization used by our management for purposes of allocating resources and assessing performance. Chlorine used in our Epoxy segment is transferred at cost from the Chlor Alkali Products and Vinyls segment. Sales and profits are recognized in the Chlor Alkali Products and Vinyls segment for all caustic soda generated and sold by Olin. Sales are attributed to geographic areas based on customer location.

	Three Months Ended March 31,
	2020	2019
Sales:	($ in millions)
Chlor Alkali Products and Vinyls	$759.9	$872.2
Epoxy	477.2	524.0
Winchester	188.0	157.2
Total sales	$1,425.1	$1,553.4
Income (loss) before taxes:
Chlor Alkali Products and Vinyls	$(34.3)	$120.4
Epoxy	11.7	10.5
Winchester	10.5	9.1
Corporate/other:
Environmental expense	(2.6)	(1.8)
Other corporate and unallocated costs	(31.1)	(39.1)
Restructuring charges	(1.7)	(4.0)
Other operating income	—	0.1
Interest expense	(63.1)	(57.4)
Interest income	0.1	0.2
Non-operating pension income	4.6	3.9
Other income	—	11.2
Income (loss) before taxes	$(105.9)	$53.1

For the three months ended March 31, 2019, other income included a gain of $11.2 million on the sale of our equity interest in a non-consolidated affiliate.

	Three Months Ended March 31,
	2020	2019
Sales by geography:	($ in millions)
Chlor Alkali Products and Vinyls
United States	$533.9	$604.0
Europe	30.2	38.6
Other foreign	195.8	229.6
Total Chlor Alkali Products and Vinyls	759.9	872.2
Epoxy
United States	158.8	164.1
Europe	194.4	235.4
Other foreign	124.0	124.5
Total Epoxy	477.2	524.0
Winchester
United States	174.1	141.3
Europe	2.5	2.8
Other foreign	11.4	13.1
Total Winchester	188.0	157.2
Total
United States	866.8	909.4
Europe	227.1	276.8
Other foreign	331.2	367.2
Total sales	$1,425.1	$1,553.4

	Three Months Ended March 31,
	2020	2019
Sales by product line:	($ in millions)
Chlor Alkali Products and Vinyls
Caustic soda	$360.2	$462.1
Chlorine, chlorine-derivatives and other co-products	399.7	410.1
Total Chlor Alkali Products and Vinyls	759.9	872.2
Epoxy
Aromatics and allylics	217.4	243.8
Epoxy resins	259.8	280.2
Total Epoxy	477.2	524.0
Winchester
Commercial	127.1	106.4
Military and law enforcement	60.9	50.8
Total Winchester	188.0	157.2
Total sales	$1,425.1	$1,553.4

NOTE 13. STOCK-BASED COMPENSATION

Stock-based compensation granted includes stock options, performance stock awards, restricted stock awards and deferred directors’ compensation. Stock-based compensation expense was as follows:

	Three Months Ended March 31,
	2020	2019
	($ in millions)
Stock-based compensation	$2.0	$5.6
Mark-to-market adjustments	(3.0)	1.3
Total expense	$(1.0)	$6.9

The fair value of each stock option granted, which typically vests ratably over three years, but not less than one year, was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Grant date	2020	2019
Dividend yield	4.60%	3.05%
Risk-free interest rate	1.44%	2.51%
Expected volatility	36%	34%
Expected life (years)	6.0	6.0
Weighted-average grant fair value (per option)	$3.64	$6.76
Weighted-average exercise price	$17.33	$26.26
Shares granted	2,665,700	1,575,900

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

NOTE 14. DEBT

On July 16, 2019, Olin entered into a new five-year, $2,000.0 million senior credit facility (2019 Senior Credit Facility), which replaced the existing $1,975.0 million senior credit facility. The 2019 Senior Credit Facility includes a senior unsecured delayed-draw term loan facility in an aggregate principal amount of up to $1,200.0 million (Delayed Draw Term Loan Facility). The Delayed Draw Term Loan Facility will be available on a delayed basis in up to three draws to be made on or prior to November 29, 2020. The Delayed Draw Term Loan Facility includes principal amortization amounts payable beginning the quarter ending after the facility is fully drawn at a rate of 5.0% per annum for the first two years, increasing to 7.5% per annum for the following year and to 10.0% per annum for the last two years. The 2019 Senior Credit Facility also includes a senior unsecured revolving credit facility with aggregate commitments in an amount equal to $800.0 million (2019 Senior Revolving Credit Facility), which was increased from $600.0 million. The 2019 Senior Revolving Credit Facility includes a $100.0 million letter of credit subfacility. At March 31, 2020, we had $799.6 million available under our $800.0 million 2019 Senior Revolving Credit Facility because we had issued $0.4 million of letters of credit.  The maturity date for the 2019 Senior Credit Facility is July 16, 2024 at which point all outstanding Delayed Draw Term Loan Facility and 2019 Senior Revolving Credit Facility balances will become due and payable. In December 2019, Olin amended the 2019 Senior Credit Facility which amended the restrictive covenants of the agreement, including expanding the coverage and leverage ratios to be less restrictive over the next two and a half years.

Under the 2019 Senior Credit Facility, we may select various floating rate borrowing options. The actual interest rate paid on borrowings under the 2019 Senior Credit Facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the applicable facility for the prior fiscal quarter.  The 2019 Senior Credit Facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly. We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of March 31, 2020, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As a result of our restrictive covenant related to the leverage ratio, the maximum additional borrowings available to us could be limited in the future.  The limitation, if an amendment or waiver from our lenders is not obtained, could restrict our ability to borrow the maximum amounts available under the Senior Revolving Credit Facility and the Receivables Financing Agreement.  As of March 31, 2020, there were no covenants or other restrictions that limited our ability to borrow.

NOTE 15. CONTRIBUTING EMPLOYEE OWNERSHIP PLAN

The Contributing Employee Ownership Plan (CEOP) is a defined contribution plan available to essentially all domestic employees.  We provide a contribution to an individual retirement contribution account maintained with the CEOP equal to an amount of between 5.0% and 7.5% of the employee’s eligible compensation.  The defined contribution plan expense for the three months ended March 31, 2020 and 2019 was $8.2 million and $9.4 million, respectively.

Company matching contributions are invested in the same investment allocation as the employee’s contribution.  Our matching contributions for eligible employees for the three months ended March 31, 2020 and 2019 were $0.8 million and $3.9 million, respectively. Effective January 1, 2020, we suspended the match on all salaried and non-bargaining hourly employees’ contributions, and moved to a discretionary contribution model with contributions contingent upon company-wide financial performance.

NOTE 16. PENSION PLANS AND RETIREMENT BENEFITS

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

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$3.0	$3.1	$0.3	$0.3
Interest cost	18.7	23.6	0.4	0.4
Expected return on plans’ assets	(35.6)	(35.3)	—	—
Recognized actuarial loss	11.2	6.8	0.7	0.6
Net periodic benefit (income) cost	$(2.7)	$(1.8)	$1.4	$1.3

We made cash contributions to our international qualified defined benefit pension plans of $0.1 million for both the three months ended March 31, 2020 and 2019.

NOTE 17. INCOME TAXES

The effective tax rate for the three months ended March 31, 2020 included an expense associated with stock-based compensation, an expense associated with prior year tax positions and an expense from a change in tax contingencies. These factors resulted in a net $1.2 million tax expense. After giving consideration to these items, the effective tax rate for the three months ended March 31, 2020 of 25.6% was higher than the 21% U.S. federal statutory rate primarily due to state taxes, foreign income taxes and favorable permanent salt depletion deductions, partially offset by foreign income inclusions and a net increase in the valuation allowance related to losses in foreign jurisdictions. The effective tax rate for the three months ended March 31, 2019 included a benefit associated with stock-based compensation, a benefit associated with prior year tax positions and a benefit from a net decrease in the valuation allowance related to state deferred tax assets. These factors resulted in a net $0.8 million tax benefit. After giving consideration to these items, the effective tax rate for the three months ended March 31, 2019 of 23.0% was higher than the 21% U.S. federal statutory rate, primarily due to state and foreign income taxes, foreign income inclusions and a net increase in the valuation allowance related to losses in foreign jurisdictions, partially offset by favorable permanent salt depletion deductions.

As of March 31, 2020, we had $21.5 million of gross unrecognized tax benefits, which would have a net $21.3 million impact on the effective tax rate, if recognized. As of March 31, 2019, we had $34.4 million of gross unrecognized tax benefits, of which $33.5 million would have impacted the effective tax rate, if recognized. The amount of unrecognized tax benefits was as follows:

	March 31,
	2020	2019
	($ in millions)
Balance at beginning of year	$22.8	$33.8
Decreases for prior year tax positions	(1.8)	—
Increases for current year tax positions	0.5	0.6
Balance at end of period	$21.5	$34.4

As of March 31, 2020, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $3.8 million over the next twelve months. The anticipated reduction primarily relates to settlements with taxing authorities and the expiration of federal, state and foreign statutes of limitation.

We operate globally and file income tax returns in numerous jurisdictions. Our tax returns are subject to examination by various federal, state and local tax authorities. Our 2016 U.S. federal income tax return is currently under examination by the Internal Revenue Service. Additionally, examinations are ongoing in various states and foreign jurisdictions. We believe we have adequately provided for all tax positions; however, amounts asserted by taxing authorities could be greater than our accrued position. For our primary tax jurisdictions, the tax years that remain subject to examination are as follows:

Tax Years
U.S. federal income tax	2016 - 2019
U.S. state income tax	2006 - 2019
Canadian federal income tax	2012 - 2019
Brazil	2014 - 2019
Germany	2015 - 2019
China	2014 - 2019
The Netherlands	2014 - 2019

NOTE 18. DERIVATIVE FINANCIAL INSTRUMENTS

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

We actively manage currency exposures that are associated with net monetary asset positions, currency purchases and sales commitments denominated in foreign currencies and foreign currency denominated assets and liabilities created in the normal course of business. We enter into forward sales and purchase contracts to manage currency risk to offset our net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of our operations. At March 31, 2020, we had outstanding forward contracts to buy foreign currency with a notional value of $162.3 million and to sell foreign currency with a notional value of $84.8 million. All of the currency derivatives expire within one year and are for U.S. dollar (USD) equivalents. The counterparties to the forward contracts are large financial institutions; however, the risk of loss to us in the event of nonperformance by a counterparty could be significant to our financial position or results of operations. At December 31, 2019, we had outstanding forward contracts to buy foreign currency with a notional value of $140.6 million and to sell foreign currency with a notional value of $99.2 million. At March 31, 2019, we had outstanding forward contracts to buy foreign currency with a notional value of $110.5 million and to sell foreign currency with a notional value of $89.7 million.

Cash Flow Hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the change in fair value of the derivative is recognized as a component of other comprehensive income (loss) until the hedged item is recognized in earnings.

We had the following notional amounts of outstanding commodity contracts that were entered into to hedge forecasted purchases:

	March 31, 2020	December 31, 2019	March 31, 2019
	($ in millions)
Natural gas	$75.4	$62.9	$75.7
Ethane	59.1	51.5	42.7
Metals	122.9	60.2	50.2
Total notional	$257.4	$174.6	$168.6

As of March 31, 2020, the counterparties to these commodity contracts were Wells Fargo Bank, N.A., Citibank, N.A., JPMorgan Chase Bank, National Association and Bank of America Corporation, all of which are major financial institutions.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, ethane, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in our manufacturing process. At March 31, 2020, we had open derivative contract positions through 2027. If all open futures contracts had been settled on March 31, 2020, we would have recognized a pretax loss of $41.1 million.

If commodity prices were to remain at March 31, 2020 levels, approximately $26.7 million of deferred losses, net of tax, would be reclassified into earnings during the next twelve months. The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

We use interest rate swaps as a means of minimizing cash flow fluctuations that may arise from volatility in interest rates of our variable-rate borrowings. In April 2016, we entered into three tranches of forward starting interest rate swaps whereby we agreed to pay fixed rates to the counterparties who, in turn, pay us floating rates on $1,100.0 million, $900.0 million, and $400.0 million of our underlying floating-rate debt obligations. Each tranche’s term length was for twelve months beginning on December 31, 2016, 2017 and 2018, respectively. We designated the swaps as cash flow hedges of the risk of changes in interest payments associated with our variable-rate borrowings. In July 2019, we terminated the remaining interest rate swap. For the three months ended March 31, 2019, $1.3 million of income was recorded to interest expense on the accompanying condensed statements of operations related to these swap agreements.

Fair Value Hedges

We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps. As of March 31, 2019, the total notional amounts of our interest rate swaps designated as fair value hedges was $500.0 million.

In April 2016, we entered into interest rate swaps on $250.0 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to the counterparties who, in turn, pay us fixed rates.  In October 2016, we entered into interest rate swaps on an additional $250.0 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to the counterparties who, in turn, pay us fixed rates.  We designated the April 2016 and October 2016 interest rate swap agreements as fair value hedges of the risk of changes in the value of fixed-rate debt due to changes in interest rates for a portion of our fixed-rate borrowings. In August 2019, we terminated the April 2016 and October 2016 interest rate swaps. For the three months ended March 31, 2019, $0.7 million of expense was recorded to interest expense on the accompanying condensed statements of operations related to these swap agreements.

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

The following table summarizes the location and fair value of the derivative instruments on our condensed balance sheets. The table disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis before giving effect to master netting arrangements:

	March 31, 2020	December 31, 2019	March 31, 2019
	($ in millions)
Asset derivatives:
Other current assets
Derivatives designated as hedging instruments:
Interest rate contracts - gains	$—	$—	$3.6
Commodity contracts - gains	—	1.8	3.2
Commodity contracts - losses	—	(0.5)	(0.6)
Derivatives not designated as hedging instruments:
Foreign exchange contracts - gains	3.3	1.1	0.6
Foreign exchange contracts - losses	(0.1)	(0.5)	(0.3)
Total other current assets	3.2	1.9	6.5
Other assets
Derivatives designated as hedging instruments:
Commodity contracts - gains	0.1	0.8	2.2
Commodity contracts - losses	—	(0.1)	(0.1)
Total other assets	0.1	0.7	2.1
Total asset derivatives(1)	$3.3	$2.6	$8.6
Liability derivatives:
Accrued liabilities
Derivatives designated as hedging instruments:
Commodity contracts - losses	$36.0	$18.0	$9.8
Commodity contracts - gains	(1.0)	(0.2)	(0.6)
Derivatives not designated as hedging instruments:
Foreign exchange contracts - losses	4.8	1.4	0.2
Foreign exchange contracts - gains	(1.5)	(0.2)	—
Total accrued liabilities	38.3	19.0	9.4
Other liabilities
Derivatives designated as hedging instruments:
Interest rate contracts - losses	—	—	23.5
Commodity contracts - losses	6.6	1.8	0.9
Commodity contracts - gains	(0.4)	—	—
Total other liabilities	6.2	1.8	24.4
Total liability derivatives(1)	$44.5	$20.8	$33.8

(1)	Does not include the impact of cash collateral received from or provided to counterparties.

The following table summarizes the effects of derivative instruments on our condensed statements of operations:

		Amount of (Loss) Gain
		Three Months Ended March 31,
	Location of (Loss) Gain	2020	2019
Derivatives – Cash Flow Hedges		($ in millions)
Recognized in other comprehensive loss:
Commodity contracts	———	$(35.1)	$(6.2)
Interest rate contracts	———	—	(0.4)
		$(35.1)	$(6.6)
Reclassified from accumulated other comprehensive loss into income:
Interest rate contracts	Interest expense	$—	$1.3
Commodity contracts	Cost of goods sold	(11.6)	(3.5)
		$(11.6)	$(2.2)
Derivatives – Fair Value Hedges
Interest rate contracts	Interest expense	$—	$(0.7)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Selling and administration	$6.5	$(2.4)

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

Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceeds a specific threshold. If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability. As of March 31, 2020, December 31, 2019 and March 31, 2019, this threshold was not exceeded. In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.

NOTE 19. FAIR VALUE MEASUREMENTS

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

Determining which hierarchical level an asset or liability falls within requires significant judgment. We evaluate our hierarchy disclosures each quarter. The following table summarizes the assets and liabilities measured at fair value in the condensed balance sheets:

	Fair Value Measurements
Balance at March 31, 2020	Level 1	Level 2	Level 3	Total
Assets	($ in millions)
Commodity contracts	$—	$0.1	$—	$0.1
Foreign exchange contracts	—	3.2	—	3.2
Total assets	$—	$3.3	$—	$3.3
Liabilities
Commodity contracts	$—	$41.2	$—	$41.2
Foreign exchange contracts	—	3.3	—	3.3
Total liabilities	$—	$44.5	$—	$44.5
Balance at December 31, 2019
Assets
Commodity contracts	$—	$2.0	$—	$2.0
Foreign exchange contracts	—	0.6	—	0.6
Total assets	$—	$2.6	$—	$2.6
Liabilities
Commodity contracts	$—	$19.6	$—	$19.6
Foreign exchange contracts	—	1.2	—	1.2
Total liabilities	$—	$20.8	$—	$20.8
Balance at March 31, 2019
Assets
Interest rate swaps	$—	$3.6	$—	$3.6
Commodity contracts	—	4.7	—	4.7
Foreign exchange contracts	—	0.3	—	0.3
Total assets	$—	$8.6	$—	$8.6
Liabilities
Interest rate swaps	$—	$23.5	$—	$23.5
Commodity contracts	—	10.1	—	10.1
Foreign exchange contracts	—	0.2	—	0.2
Total liabilities	$—	$33.8	$—	$33.8

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

	Fair Value Measurements				Amount recorded on balance sheets
	Level 1	Level 2	Level 3	Total
	($ in millions)
Balance at March 31, 2020	$—	$3,167.3	$153.0	$3,320.3	$3,491.5
Balance at December 31, 2019	—	3,417.5	153.0	3,570.5	3,340.8
Balance at March 31, 2019	—	3,221.9	153.0	3,374.9	3,193.3

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by ASC 820. There were no assets measured at fair value on a nonrecurring basis as of March 31, 2020, December 31, 2019 and March 31, 2019.

NOTE 20. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

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

The following condensed consolidating financial information presents the condensed consolidating balance sheets as of March 31, 2020, December 31, 2019 and March 31, 2019, the related condensed consolidating statements of operations, comprehensive income (loss) and cash flows for each of the three months ended March 31, 2020 and 2019 of (a) the Parent Guarantor, (b) the Issuer, (c) the non-guarantor subsidiaries, (d) elimination entries necessary to consolidate the Parent Guarantor with the Issuer and the non-guarantor subsidiaries and (e) Olin on a consolidated basis. Investments in consolidated subsidiaries are presented under the equity method of accounting.

CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2020
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$109.7	$—	$84.8	$—	$194.5
Receivables, net	64.3	—	738.6	—	802.9
Intercompany receivables	—	—	3,080.9	(3,080.9)	—
Income taxes receivable	9.7	—	10.2	—	19.9
Inventories, net	141.0	—	526.5	—	667.5
Other current assets	262.4	—	6.7	(214.6)	54.5
Total current assets	587.1	—	4,447.7	(3,295.5)	1,739.3
Property, plant and equipment, net	707.4	—	2,575.3	—	3,282.7
Operating lease assets, net	45.4	—	321.1	—	366.5
Investment in subsidiaries	7,035.4	4,322.4	—	(11,357.8)	—
Deferred income taxes	23.6	—	39.9	(23.9)	39.6
Other assets	19.3	—	1,186.0	—	1,205.3
Long-term receivables—affiliates	73.4	583.1	—	(656.5)	—
Intangible assets, net	0.3	—	431.1	—	431.4
Goodwill	—	966.3	1,153.3	—	2,119.6
Total assets	$8,491.9	$5,871.8	$10,154.4	$(15,333.7)	$9,184.4
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$2.0	$—	$—	$—	$2.0
Accounts payable	2.4	—	672.3	(6.6)	668.1
Intercompany payables	3,080.9	—	—	(3,080.9)	—
Income taxes payable	0.1	—	7.3	—	7.4
Current operating lease liabilities	8.2	—	68.4	—	76.6
Accrued liabilities	193.9	—	829.3	(211.4)	811.8
Total current liabilities	3,287.5	—	1,577.3	(3,298.9)	1,565.9
Long-term debt	2,130.8	1,209.2	149.5	—	3,489.5
Operating lease liabilities	38.4	—	256.6	—	295.0
Accrued pension liability	480.1	—	297.9	—	778.0
Deferred income taxes	—	6.6	467.3	(24.0)	449.9
Long-term payables—affiliates	—	—	656.5	(656.5)	—
Other liabilities	266.0	5.6	45.4	—	317.0
Total liabilities	6,202.8	1,221.4	3,450.5	(3,979.4)	6,895.3
Commitments and contingencies
Shareholders’ equity:
Common stock	157.8	—	14.6	(14.6)	157.8
Additional paid-in capital	2,122.8	4,125.7	4,808.2	(8,933.9)	2,122.8
Accumulated other comprehensive loss	(821.1)	—	(13.6)	13.6	(821.1)
Retained earnings	829.6	524.7	1,894.7	(2,419.4)	829.6
Total shareholders’ equity	2,289.1	4,650.4	6,703.9	(11,354.3)	2,289.1
Total liabilities and shareholders’ equity	$8,491.9	$5,871.8	$10,154.4	$(15,333.7)	$9,184.4

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2019
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
Shareholders' equity:
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
Shareholders' equity:
Common stock	164.9	—	14.6	(14.6)	164.9
Additional paid-in capital	2,239.2	4,125.7	4,808.2	(8,933.9)	2,239.2
Accumulated other comprehensive loss	(656.9)	—	(8.1)	8.1	(656.9)
Retained earnings	1,090.4	641.5	1,779.2	(2,420.7)	1,090.4
Total shareholders’ equity	2,837.6	4,767.2	6,593.9	(11,361.1)	2,837.6
Total liabilities and shareholders’ equity	$8,281.2	$6,475.7	$9,807.5	$(15,394.5)	$9,169.9

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2020
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Sales	$353.3	$—	$1,201.8	$(130.0)	$1,425.1
Operating expenses:
Cost of goods sold	333.6	—	1,170.6	(130.0)	1,374.2
Selling and administration	39.9	—	56.8	—	96.7
Restructuring charges	—	—	1.7	—	1.7
Operating loss	(20.2)	—	(27.3)	—	(47.5)
Equity loss in subsidiaries	(48.5)	(31.1)	—	79.6	—
Interest expense	32.4	30.6	3.1	(3.0)	63.1
Interest income	2.1	—	1.0	(3.0)	0.1
Non-operating pension income (expense)	6.5	—	(1.9)	—	4.6
Loss before taxes	(92.5)	(61.7)	(31.3)	79.6	(105.9)
Income tax benefit	(12.5)	(7.3)	(6.1)	—	(25.9)
Net loss	$(80.0)	$(54.4)	$(25.2)	$79.6	$(80.0)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2019
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Sales	$332.8	$—	$1,327.7	$(107.1)	$1,553.4
Operating expenses:
Cost of goods sold	304.1	—	1,150.3	(107.1)	1,347.3
Selling and administration	51.8	—	55.2	—	107.0
Restructuring charges	1.4	—	2.6	—	4.0
Other operating (expense) income	(2.1)	—	2.2	—	0.1
Operating (loss) income	(26.6)	—	121.8	—	95.2
Equity income in subsidiaries	62.6	52.6	—	(115.2)	—
Interest expense	17.4	36.1	5.2	(1.3)	57.4
Interest income	0.6	—	0.9	(1.3)	0.2
Non-operating pension income (expense)	5.4	—	(1.5)	—	3.9
Other income	11.2	—	—	—	11.2
Income before taxes	35.8	16.5	116.0	(115.2)	53.1
Income tax (benefit) provision	(5.9)	(8.7)	26.0	—	11.4
Net income	$41.7	$25.2	$90.0	$(115.2)	$41.7

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended March 31, 2020
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Net loss	$(80.0)	$(54.4)	$(25.2)	$79.6	$(80.0)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net	—	—	(9.0)	—	(9.0)
Unrealized losses on derivative contracts, net	(17.9)	—	—	—	(17.9)
Amortization of prior service costs and actuarial losses, net	7.9	—	1.3	—	9.2
Total other comprehensive loss, net of tax	(10.0)	—	(7.7)	—	(17.7)
Comprehensive loss	$(90.0)	$(54.4)	$(32.9)	$79.6	$(97.7)

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

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2020
(In millions)
(Unaudited)

	Parent Guarantor	Issuer	Subsidiary Non-Guarantor	Eliminations	Total
Net operating activities	$162.0	$—	$(209.9)	$—	$(47.9)
Investing Activities
Capital expenditures	(32.1)	—	(63.8)	—	(95.9)
Net investing activities	(32.1)	—	(63.8)	—	(95.9)
Financing Activities
Long-term debt:
Borrowings	75.0	—	150.0	—	225.0
Repayments	(75.4)	—	—	—	(75.4)
Stock options exercised	0.5	—	—	—	0.5
Dividends paid	(31.5)	—	—	—	(31.5)
Debt issuance costs	(0.4)	—	—	—	(0.4)
Net financing activities	(31.8)	—	150.0	—	118.2
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.8)	—	(0.8)
Net increase (decrease) in cash and cash equivalents	98.1	—	(124.5)	—	(26.4)
Cash and cash equivalents, beginning of period	11.6	—	209.3	—	220.9
Cash and cash equivalents, end of period	$109.7	$—	$84.8	$—	$194.5

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

Executive Summary

COVID-19

The 2019 Novel Coronavirus (COVID-19) global pandemic, and the various governmental, business and consumer responses to this pandemic, did not have a significant impact on our results in the first quarter of 2020. During the first quarter of 2020, the Epoxy business had manufacturing plant closures and operating reductions in Asia due to COVID-19 which reduced first quarter 2020 Epoxy segment earnings by approximately $3 million. These epoxy resin manufacturing plants had returned to normal operations by the end of first quarter 2020. All Olin manufacturing facilities worldwide are currently operating, with the exception of those undergoing planned maintenance turnarounds.

We have taken measures to protect the health and safety of our employees, work with our customers and suppliers to minimize potential disruptions and support our communities during this global pandemic. Our operations are among businesses that have been considered “essential” by government and public health authorities. We continue to safely maintain plant operations and focus on business continuity.

The impact of the various governmental, business and consumer responses to the pandemic are expected to have a negative impact on the near-term demand for several of the products produced by our Chlor Alkali Products and Vinyls and Epoxy businesses.  We continue to work with our customers, employees, suppliers and communities to address the impacts of COVID-19 and we continue to assess possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences. Our cash and cash equivalents as of March 31, 2020 were $194.5 million. We have no required bond repayments until August 2022.

Due to the likelihood of the deteriorating economic conditions in 2020, we have initiated several on-going actions that we believe will partially mitigate the impact of economic decline on our financial performance, but also enhance our position, financially and structurally, to take advantage of the eventual global economic recovery. Several of these actions and our liquidity resources are summarized below:

•
During the first quarter of 2020, we expanded and borrowed $150.0 million under our Receivables Financing Agreement. During April 2020, we expanded and borrowed an additional $100.0 million under this agreement. We also have the ability to increase our accounts receivable factoring arrangements, which ultimately can accelerate the timing of cash receipts and enhance our cash position. The Receivables Financing Agreement and accounts receivable factoring arrangements do not impact our $2,000.0 million senior credit facility debt ratio covenants.

•
We are executing a strategy to improve our working capital and manage our balance sheet to maximize our financial flexibility. During 2020, Olin expects to reduce working capital by approximately $150 million.

•	We are forecasting capital spending to be $250 million to $275 million in 2020, which is approximately $125 million lower than prior year levels.

•
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) became law. The CARES Act provides for deferred payment of the employer portion of Social Security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. This is expected to provide us with approximately $20 million of additional liquidity during 2020.

•
On July 16, 2019, Olin entered into a five-year, $2,000.0 million senior credit facility. The facility includes a senior unsecured revolving credit facility with aggregate commitments in an amount equal to $800.0 million which we have access up to $799.6 million. We continue to monitor our restrictive compliance covenants and would expect to renegotiate our compliance covenants with our lenders prior to any covenant violation, if forecasted.

•
Although high-yield bond markets were unavailable late in the first quarter of 2020, these markets have subsequently reopened. We believe that we have access to both the high-yield debt and equity markets at this time.

As we enter a period of economic uncertainty, we believe the steps we have taken and will continue to take to enhance our capital structure and liquidity have strengthened our ability to operate through the current conditions.

2020 Overview

Net loss was $80.0 million for the three months ended March 31, 2020 compared to net income of $41.7 million for the comparable prior year period. The decrease in results from the prior year was primarily due to lower Chlor Alkali Products and Vinyls segment results, primarily due to lower pricing. Partially offsetting the lower Chlor Alkali Products and Vinyls results were higher Epoxy and Winchester segment results.

Chlor Alkali Products and Vinyls generated a segment loss of $34.3 million for the three months ended March 31, 2020. Chlor Alkali Products and Vinyls segment income was lower than in the comparable prior year period primarily due to lower caustic soda and ethylene dichloride (EDC) pricing and higher maintenance turnaround costs. The Chlor Alkali Products and Vinyls segment earnings were also negatively impacted by rail transportation issues in Canada, which reduced operating rates and ultimately shutdown our Canadian chlor alkali facility for ten days. Chlor Alkali Products and Vinyls segment income included depreciation and amortization expense of $118.5 million and $119.8 million for the three months ended March 31, 2020 and 2019, respectively.

During 2019, North America caustic soda price contract indices decreased $90 per ton and caustic soda export price indices decreased approximately $160 per metric ton. In the first quarter of 2020, North America caustic soda price contract indices decreased an additional $5 per ton and caustic soda export price indices increased approximately $15 per metric ton. During the first quarter of 2020, two caustic soda price increases were announced. The first announcement during February was an increase of $30 per ton and the second announcement during March was an increase of $60 per ton. An additional price increase of $80 per ton was announced in April 2020. These price increases are in the process of being implemented and while the extent to which these price increases are achieved is uncertain, the majority of the benefits, if realized, would impact second quarter and third quarter 2020 results.

Epoxy reported segment income of $11.7 million for the three months ended March 31, 2020. Epoxy segment income was higher than in the comparable prior year period primarily due to lower operating costs. The Epoxy segment earnings were negatively affected by 1) a force majeure declaration by a European phenol supplier during the first quarter, which reduced epoxy resin and epoxy resin precursor production, primarily at our Stade, Germany facility, and 2) Epoxy manufacturing plant closures and operating reductions in Asia due to COVID-19. Epoxy segment income included depreciation and amortization expense of $21.5 million and $26.5 million for the three months ended March 31, 2020 and 2019, respectively.

Winchester reported segment income of $10.5 million for the three months ended March 31, 2020. Winchester segment income was higher than in the comparable prior year period primarily due to higher sales volumes and lower costs, primarily commodity and other material costs. These improvements were partially offset by $2.8 million of transition costs related to the U.S. Army Lake City ammunition facility contract. Winchester segment income included depreciation and amortization expense of $5.0 million and $4.9 million for the three months ended March 31, 2020 and 2019, respectively.

Consolidated Results of Operations

	Three Months Ended March 31,
	2020	2019
	($ in millions, except per share data)
Sales	$1,425.1	$1,553.4
Cost of goods sold	1,374.2	1,347.3
Gross margin	50.9	206.1
Selling and administration	96.7	107.0
Restructuring charges	1.7	4.0
Other operating income	—	0.1
Operating (loss) income	(47.5)	95.2
Interest expense	63.1	57.4
Interest income	0.1	0.2
Non-operating pension income	4.6	3.9
Other income	—	11.2
Income (loss) before taxes	(105.9)	53.1
Income tax (benefit) provision	(25.9)	11.4
Net (loss) income	$(80.0)	$41.7
Net (loss) income per common share:
Basic	$(0.51)	$0.25
Diluted	$(0.51)	$0.25

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Sales for the three months ended March 31, 2020 were $1,425.1 million compared to $1,553.4 million in the same period last year, a decrease of $128.3 million, or 8%. Chlor Alkali Products and Vinyls sales decreased by $112.3 million, primarily due to lower caustic soda and EDC pricing. Epoxy sales decreased by $46.8 million primarily due to lower product prices and an unfavorable effect of foreign currency translation. Winchester sales increased $30.8 million compared to the prior year due to increased commercial and military volumes.

Gross margin decreased $155.2 million for the three months ended March 31, 2020 compared to the prior year. Chlor Alkali Products and Vinyls gross margin decreased by $156.8 million, primarily due to lower caustic soda and EDC pricing. Epoxy gross margin decreased $1.3 million primarily due to lower product prices partially offset by lower raw material costs. Winchester gross margin increased $4.3 million primarily due to higher sales volumes. Gross margin as a percentage of sales decreased to 4% in 2020 from 13% in 2019.

Selling and administration expenses for the three months ended March 31, 2020 were $96.7 million, a decrease of $10.3 million from the prior year. The decrease was primarily due to lower management incentive compensation expense of $8.7 million, which includes mark-to-market adjustments on stock-based compensation expense. Selling and administration expenses for the three months ended March 31, 2020 and 2019 included costs associated with the Information Technology Project of $14.7 million and $14.1 million, respectively. Selling and administration expenses as a percentage of sales were 7% in both 2020 and 2019.

Restructuring charges for the three months ended March 31, 2020 and 2019 of $1.7 million and $4.0 million, respectively, were primarily associated with the March 2016 closure of 433,000 tons of chlor alkali capacity across three separate locations.

Interest expense increased by $5.7 million for the three months ended March 31, 2020, primarily due to a higher level of debt outstanding and higher interest rates. Interest expense for both the three months ended March 31, 2020 and 2019 included $4.0 million of accretion expense related to the 2020 ethylene payment discount. Interest expense for the three months ended March 31, 2020 and 2019 was reduced by capitalized interest of $3.4 million and $2.8 million, respectively.

Non-operating pension income includes all components of pension and other postretirement income (costs) other than service costs.

Other income for the three months ended March 31, 2019 included a gain of $11.2 million on the sale of our equity interest in a non-consolidated affiliate.

The effective tax rate for the three months ended March 31, 2020 included an expense associated with stock-based compensation, an expense associated with prior year tax positions and an expense from a change in tax contingencies. These factors resulted in a net $1.2 million tax expense. After giving consideration to these items, the effective tax rate for the three months ended March 31, 2020 of 25.6% was higher than the 21% U.S. federal statutory rate primarily due to state taxes, foreign income taxes and favorable permanent salt depletion deductions, partially offset by foreign income inclusions and a net increase in the valuation allowance related to losses in foreign jurisdictions. The effective tax rate for the three months ended March 31, 2019 included a benefit associated with stock-based compensation, a benefit associated with prior year tax positions and a benefit from a net decrease in the valuation allowance related to state deferred tax assets. These factors resulted in a net $0.8 million tax benefit. After giving consideration to these items, the effective tax rate for the three months ended March 31, 2019 of 23.0% was higher than the 21% U.S. federal statutory rate, primarily due to state and foreign income taxes, foreign income inclusions and a net increase in the valuation allowance related to losses in foreign jurisdictions, partially offset by favorable permanent salt depletion deductions.

Segment Results

We define segment results as income (loss) before interest expense, interest income, other operating income (expense), non-operating pension income, other income and income taxes. We have three operating segments: Chlor Alkali Products and Vinyls, Epoxy and Winchester. The three operating segments reflect the organization used by our management for purposes of allocating resources and assessing performance. Chlorine used in our Epoxy segment is transferred at cost from the Chlor Alkali Products and Vinyls segment. Sales and profits are recognized in the Chlor Alkali Products and Vinyls segment for all caustic soda generated and sold by Olin.

	Three Months Ended March 31,
	2020	2019
Sales:	($ in millions)
Chlor Alkali Products and Vinyls	$759.9	$872.2
Epoxy	477.2	524.0
Winchester	188.0	157.2
Total sales	$1,425.1	$1,553.4
Income (loss) before taxes:
Chlor Alkali Products and Vinyls	$(34.3)	$120.4
Epoxy	11.7	10.5
Winchester	10.5	9.1
Corporate/other:
Environmental expense	(2.6)	(1.8)
Other corporate and unallocated costs(1)	(31.1)	(39.1)
Restructuring charges	(1.7)	(4.0)
Other operating income	—	0.1
Interest expense	(63.1)	(57.4)
Interest income	0.1	0.2
Non-operating pension income	4.6	3.9
Other income(2)	—	11.2
Income (loss) before taxes	$(105.9)	$53.1

(1)
In 2017, we began a multi-year implementation of new enterprise resource planning, manufacturing and engineering systems, and related infrastructure (collectively, the Information Technology Project). Other corporate and unallocated costs included costs associated with the implementation of the Information Technology Project for the three months ended March 31, 2020 and 2019 of $14.7 million and $14.1 million, respectively.

(2)	Other income for the three months ended March 31, 2019 included a gain of $11.2 million on the sale of our equity interest in a non-consolidated affiliate.

Chlor Alkali Products and Vinyls

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Chlor Alkali Products and Vinyls sales for the three months ended March 31, 2020 were $759.9 million compared to $872.2 million for the same period in 2019, a decrease of $112.3 million, or 13%. The sales decrease was primarily due to lower caustic soda and EDC pricing. Overall volumes in the first quarter of 2020 were comparable to the prior year period.

Chlor Alkali Products and Vinyls segment loss was $34.3 million for the three months ended March 31, 2020 compared to segment income of $120.4 million for the same period in 2019, a decrease of $154.7 million. The decrease in Chlor Alkali Products and Vinyls segment results was primarily due to lower product prices ($134.3 million), primarily caustic soda and EDC, and higher maintenance turnaround and operating costs ($25.8 million). Partially offsetting these decreases were lower raw material ($8.6 million). Chlor Alkali Products and Vinyls 2020 first quarter segment results were also negatively impacted by rail transportation issues in Canada, which reduced operating rates and ultimately shutdown our Becancour, Quebec chlor alkali facility for ten days ($3.2 million). Chlor Alkali Products and Vinyls segment income included depreciation and amortization expense of $118.5 million and $119.8 million for the three months ended March 31, 2020 and 2019, respectively.

Epoxy

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Epoxy sales for the three months ended March 31, 2020 were $477.2 million compared to $524.0 million for the same period in 2019, a decrease of $46.8 million, or 9%. The sales decrease was primarily due to lower product prices ($26.0 million), decreased volumes ($12.0 million) and an unfavorable effect of foreign currency translation ($8.8 million).

Epoxy segment income was $11.7 million for the three months ended March 31, 2020 compared to $10.5 million for the same period in 2019, an increase of $1.2 million, or 11%. The increase in segment income was primarily due to decreased operating costs and lower depreciation and amortization expense ($19.9 million). Lower raw material costs ($17.3 million), primarily benzene and propylene, partially offset lower product prices ($26.0 million). The Epoxy segment earnings were negatively affected by a force majeure declaration by a European phenol supplier, which reduced epoxy resin and epoxy resin precursor production, and Epoxy manufacturing plant closures and operating reductions in Asia due to COVID-19 ($10.0 million). A significant percentage of our Euro denominated sales are of products manufactured within Europe.  As a result, the impact of foreign currency translation on revenue is primarily offset by the impact of foreign currency translation on raw materials and manufacturing costs also denominated in Euros.  Epoxy segment income included depreciation and amortization expense of $21.5 million and $26.5 million for the three months ended March 31, 2020 and 2019, respectively.

Winchester

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Winchester sales were $188.0 million for the three months ended March 31, 2020 compared to $157.2 million for the same period in 2019, an increase of $30.8 million, or 20%. The increase was due to higher ammunition sales to commercial customers ($20.7 million) and increased ammunition sales to military customers and law enforcement agencies ($10.1 million).

Winchester segment income was $10.5 million for the three months ended March 31, 2020 compared to $9.1 million for the same period in 2019, an increase of $1.4 million, or 15%. The increase in segment income was due to higher sales volumes ($3.0 million) and lower costs ($1.2 million), primarily commodity and other material costs. These improvements were partially offset by transition costs relating to the U.S. Army Lake City ammunition facility contract ($2.8 million). Winchester segment income included depreciation and amortization expense of $5.0 million and $4.9 million for the three months ended March 31, 2020 and 2019, respectively.

Corporate/Other

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

For the three months ended March 31, 2020, charges to income for environmental investigatory and remedial activities were $2.6 million compared to $1.8 million for the three months ended March 31, 2019.  These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the three months ended March 31, 2020, other corporate and unallocated costs were $31.1 million compared to $39.1 million for the three months ended March 31, 2019, a decrease of $8.0 million. The decrease was primarily due to decreased management incentive expense of $8.2 million, which includes mark-to-market adjustments on stock-based compensation expense. Other corporate and unallocated costs included costs associated with the implementation of the Information Technology Project for the three months ended March 31, 2020 and 2019 of $14.7 million and $14.1 million, respectively.

Outlook

The response to COVID-19 did not have a significant impact on our results in the first quarter of 2020. As of April 30, 2020, all Olin manufacturing facilities worldwide are currently operating, with the exception of those undergoing planned maintenance turnarounds. Our operations are among businesses that have been considered “essential” by government and public health authorities.

The impact of the various governmental, business and consumer responses to the pandemic are expected to have a negative impact on the near-term demand for several of the products produced by our Chlor Alkali Products and Vinyls and Epoxy businesses.  However, the full extent and duration of the impact of COVID-19 on our operations and financial performance is currently unknown, and depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic, its impact on capital and financial markets and any new information that may emerge concerning the severity of the virus, its spread to other regions and the actions to contain the virus or treat its impact, among others. Though management is actively monitoring this situation, given the daily evolution of the COVID-19 outbreak, we are unable to estimate the full effects of the COVID-19 outbreak on our financial condition, liquidity, results of operations, suppliers, industry, and workforce.

The demand outlook for our Chlor Alkali Products and Vinyls and Epoxy businesses is unclear. As a result of expected weaker customer demand and a high level of maintenance turnaround activity, we expect second quarter 2020 Chlor Alkali Products and Vinyls volumes to be meaningfully lower compared to first quarter 2020. In the second quarter, we also expect sequential improvement in caustic soda pricing and sequentially lower ethylene dichloride pricing. In the second quarter of 2020, the Epoxy business is expected to face weaker product demand from automotive and industrial coatings customers, in both Europe and North America.

We expect our Winchester segment to benefit from stronger commercial ammunition demand during the second quarter of 2020. We expect to begin to benefit from the Lake City U.S. Army Ammunition Plant contract beginning in the fourth quarter. We expect to incur approximately $25 million in transition costs and $80 million associated with an initial working capital investment in 2020 for the Lake City Plant contract. The contract is expected to increase Winchester’s annual revenue by $450 million to $550 million and segment earnings by approximately $40 million to $50 million.

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

During 2020, we anticipate environmental expenses to be in the $25 million to $30 million range compared to $25.3 million in 2019, excluding the $4.8 million of insurance recoveries. We do not believe that there will be additional recoveries of environmental costs incurred and expensed in prior periods during 2020.

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

In 2020, we currently expect our capital spending to be in the $250 million to $275 million range, including the investment associated with the Information Technology Project of approximately $40 million. We expect 2020 depreciation and amortization expense to be in the $550 million to $575 million range.

We currently believe the 2020 effective tax rate will be in the 25% to 30% range, while we expect cash taxes will be in the range of $(5) million to $5 million. 2020 tax payments primarily relate to earnings in foreign jurisdictions.

Environmental Matters

Environmental provisions charged to income, which are included in costs of goods sold, were $2.6 million and $1.8 million for the three months ended March 31, 2020 and 2019, respectively.

Our liabilities for future environmental expenditures were as follows:

	March 31,
	2020	2019
	($ in millions)
Balance at beginning of year	$139.0	$125.6
Charges to income	2.6	1.8
Remedial and investigatory spending	(2.3)	(2.0)
Foreign currency translation adjustments	(0.2)	0.1
Balance at end of period	$139.1	$125.5

Environmental investigatory and remediation activities spending was associated with former waste disposal sites and past manufacturing operations. Spending in 2020 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be approximately $17 million. Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we expect to incur to protect our interests against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $9.0 million at March 31, 2020. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and operation, maintenance and monitoring (OM&M) expenses that, in our experience, we expect to incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M. Charges to income for investigatory and remedial efforts were material to our operating results in 2019 and may be material to our operating results in 2020.

The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $139.1 million, $139.0 million and $125.5 million at March 31, 2020, December 31, 2019 and March 31, 2019, respectively, of which $122.1 million, $122.0 million and $108.5 million, respectively, were classified as other noncurrent liabilities. These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities.

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

Legal Matters and Contingencies

Olin and Oxy Vinyls, L.P. (Oxy) have a long-term chlorine supply agreement, which is the subject of a pricing dispute. The dispute is pending in the United States District Court for the Southern District of Texas, and we currently anticipate trial will be scheduled for third quarter 2020. Any additional losses related to this contract dispute are not currently estimable because of unresolved questions of fact and law but, if resolved unfavorably to Olin, they could have a material adverse effect on our financial position, cash flows or results of operations.

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

We, and our subsidiaries, are defendants in various other legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities. As of March 31, 2020, December 31, 2019 and March 31, 2019, our condensed balance sheets included accrued liabilities for these other legal actions of $12.0 million, $12.4 million and $15.8 million, respectively. These liabilities do not include costs associated with legal representation. Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these other legal actions will materially adversely affect our financial position, cash flows or results of operations. In connection with the October 5, 2015 acquisition of Dow’s U.S. Chlor Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses, the prior owner of the businesses retained liabilities related to litigation to the extent arising prior to October 5, 2015.

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

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data

	Three Months Ended March 31,
	2020	2019
Provided By (Used For)	($ in millions)
Net operating activities	$(47.9)	$104.3
Capital expenditures	(95.9)	(102.2)
Proceeds from disposition of non-consolidated affiliate	—	20.0
Net investing activities	(95.9)	(82.2)
Long-term debt borrowings (repayments), net	149.6	(50.2)
Common stock repurchased and retired	—	(13.2)
Net financing activities	118.2	(95.0)

Operating Activities

For the three months ended March 31, 2020, cash provided by operating activities decreased by $152.2 million from the three months ended March 31, 2019, primarily due to a decrease in operating results. For the three months ended March 31, 2020, working capital increased $100.5 million compared to an increase of $87.6 million for the three months ended March 31, 2019. The working capital increase during the first quarter reflects normal seasonal working capital growth. Receivables increased by $66.1 million from December 31, 2019, primarily as a result of higher sales volumes in the first quarter of 2020 compared to the fourth quarter of 2019. During 2020, Olin expects to reduce working capital by approximately $150 million.

Investing Activities

Capital spending of $95.9 million for the three months ended March 31, 2020 was $6.3 million lower than the corresponding period in 2019. For the total year 2020, we expect our capital spending to be in the $250 million to $275 million range, which is expected to include $40 million for the Information Technology Project. For the total year 2020, depreciation and amortization expense is forecast to be in the $550 million to $575 million range.

During 2017, we began a multi-year implementation of the Information Technology Project. The project is planned to standardize business processes across the chemicals businesses with the objective of maximizing cost effectiveness, efficiency and control across our global operations. The project is anticipated to be substantially completed during 2020. Total capital spending is forecast to be $220 million and associated expenses are forecast to be $190 million, including duplicate information technology costs being incurred during the transition.  Our results for the three months ended March 31, 2020 included $20.4 million of capital spending and $14.7 million of expenses associated with this project. Our results for the three months ended March 31, 2019 included $22.1 million of capital spending and $14.1 million of expenses associated with this project.

On January 1, 2019, we sold our 9.1% limited partnership interest in Bay Gas for $20.0 million. The sale closed on February 7, 2019 which resulted in a gain of $11.2 million.

Financing Activities

For the three months ended March 31, 2020, we borrowed $150.0 million under our Receivables Financing Agreement.

For the three months ended March 31, 2019, we made long-term debt repayments of $50.2 million, primarily related to the $1,375.0 million term loan facility.

For the three months ended March 31, 2019, we repurchased and retired 0.6 million shares with a total cost of $13.2 million.

The percent of total debt to total capitalization increased to 60.4% as of March 31, 2020 from 58.0% as of December 31, 2019 as a result of a higher level of debt outstanding and lower shareholders’ equity primarily resulting from our operating results and the payment of quarterly cash dividends.

In the first quarter of 2020 and 2019, we paid a quarterly dividend of $0.20 per share. Dividends paid for the three months ended March 31, 2020 and 2019, were $31.5 million and $33.0 million, respectively. On April 23, 2020, our board of directors declared a dividend of $0.20 per share on our common stock, payable on June 10, 2020 to shareholders of record on May 11, 2020.

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

On July 16, 2019, Olin entered into a new five-year, $2,000.0 million senior credit facility, which replaced the existing $1,975.0 million senior credit facility. The 2019 Senior Credit Facility will mature in July 2024. The 2019 Senior Credit Facility includes a senior unsecured delayed-draw term loan facility in an aggregate principal amount of up to $1,200.0 million and an $800.0 million senior unsecured revolving credit facility. The 2019 Senior Revolving Credit Facility includes a $100.0 million letter of credit subfacility. At March 31, 2020, we had $799.6 million available under our $800.0 million 2019 Senior Revolving Credit Facility because we had issued $0.4 million of letters of credit.  The Delayed Draw Term Loan Facility will be available on a delayed basis in up to three draws to be made on or prior to November 29, 2020. We expect the proceeds from the Delayed Draw Term Loan Facility will be used to redeem the 9.75% senior notes due 2023 and the 10.00% senior notes due 2025 on or about October 15, 2020.

Under the Senior Credit Facility, we may select various floating-rate borrowing options. The actual interest rate paid on borrowings under the Senior Credit Facility is based on a pricing grid which is dependent upon the leverage ratio as calculated under the terms of the applicable facility for the prior fiscal quarter.  The facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  Compliance with these covenants is determined quarterly. We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of March 31, 2020, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As a result of our restrictive covenant related to the leverage ratio, the maximum additional borrowings available to us could be limited in the future.  The limitation, if an amendment or waiver from our lenders is not obtained, could restrict our ability to borrow the maximum amounts available under the Senior Revolving Credit Facility and the Receivables Financing Agreement.  As of March 31, 2020, there were no covenants or other restrictions that limited our ability to borrow.

The overall decrease in cash for the three months ended March 31, 2020 primarily reflects our dividend payments and capital spending, partially offset by our borrowings under our Receivables Financing Agreement. We believe, based on current and projected levels of cash flow from our operations, together with our cash and cash equivalents on hand and the availability to borrow under our 2019 Senior Revolving Credit Facility, Delayed Draw Term Loan Facility, Receivables Financing Agreement and AR Facilities, we have sufficient liquidity to meet our short-term and long-term needs to make required payments of interest on our debt, fund our operating needs, working capital, the payment to Dow for our ethylene investment on or about the fourth quarter of 2020 and our capital expenditure requirements.

On April 26, 2018, our board of directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $500.0 million.  This program will terminate upon the purchase of $500.0 million of our common stock. There were no shares repurchased for the three months ended March 31, 2020. For the three months ended March 31, 2019, 0.6 million shares were repurchased and retired at a cost of $13.2 million. As of March 31, 2020, we had repurchased a total of $195.9 million of our common stock, representing 10.1 million shares, and $304.1 million of common stock remained authorized to be repurchased.

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

On July 16, 2019, our existing $250.0 million Receivables Financing Agreement was extended to July 15, 2022 and downsized to $10.0 million with the option to expand (Receivables Financing Agreement). During the three months ended March 31, 2020, we amended the Receivables Financing Agreement to expand the borrowing capacity and borrowed $150.0 million. During April 2020, we expanded the facility and borrowed an additional $100.0 million. The Receivables Financing Agreement includes a minimum borrowing requirement of 50% of the available borrowing capacity or facility limit, whichever is greater, beginning on October 1, 2020. The administrative agent for our Receivables Financing Agreement is PNC Bank, National Association.  Under the Receivables Financing Agreement, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the Receivables Financing Agreement incorporates the leverage covenant that is contained in the $2,000.0 million senior credit facility. As of March 31, 2020, we had $150.0 million drawn and no additional borrowing capacity under the Receivables Financing Agreement. As of March 31, 2020, $345.2 million of our trade receivables were pledged as collateral. As of December 31, 2019 and March 31, 2019, we had zero and $125.0 million, respectively, drawn under the Receivables Financing Agreement.

Olin also has trade accounts receivable factoring arrangements (AR Facilities) and pursuant to the terms of the AR Facilities, certain of our subsidiaries may sell their accounts receivable up to a maximum of $315.0 million. We will continue to service the outstanding accounts sold. These receivables qualify for sales treatment under ASC 860 and, accordingly, the proceeds are included in net cash provided by operating activities in the condensed statements of cash flows. The gross amount of receivables sold for the three months ended March 31, 2020 and 2019 totaled $262.0 million and $134.9 million, respectively.  The factoring discount paid under the AR Facilities is recorded as interest expense on the condensed statements of operations. The factoring discount was $0.6 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively. The agreements are without recourse and therefore no recourse liability has been recorded as of March 31, 2020, December 31, 2019 and March 31, 2019.  As of March 31, 2020, December 31, 2019 and March 31, 2019, $68.9 million, $63.1 million and $96.8 million, respectively, of receivables qualifying for sales treatment were outstanding and will continue to be serviced by us.

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

For the three months ended March 31, 2020, cash provided by operating activities decreased by $152.2 million from the three months ended March 31, 2019, primarily due to a decrease in operating results. For the three months ended March 31, 2020, working capital increased $100.5 million compared to an increase of $87.6 million for the three months ended March 31, 2019. The working capital increase during the first quarter reflects normal seasonal working capital growth. Receivables increased by $66.1 million from December 31, 2019, primarily as a result of higher sales volumes in the first quarter of 2020 compared to the fourth quarter of 2019. During 2020, Olin expects to reduce working capital by approximately $150 million.

Capital spending of $95.9 million for the three months ended March 31, 2020 was $6.3 million lower than the corresponding period in 2019. For the total year 2020, we expect our capital spending to be in the $250 million to $275 million range, which is expected to include $40 million for the Information Technology Project. For the total year 2020, depreciation and amortization expense is forecast to be in the $550 million to $575 million range.

At March 31, 2020, we had total letters of credit of $71.0 million outstanding, of which $0.4 million were issued under our 2019 Senior Revolving Credit Facility. The letters of credit were used to support certain long-term debt, certain workers compensation insurance policies, certain plant closure and post-closure obligations and certain international pension funding requirements.

Our current debt structure is used to fund our business operations. As of March 31, 2020, we had long-term borrowings, including the current installment and finance lease obligations, of $3,491.5 million, of which $305.9 million was at variable rates. Included within long-term borrowings on the condensed balance sheets were deferred debt issuance costs and deferred losses on fair value interest rate swaps. Commitments from banks under our 2019 Senior Revolving Credit Facility, Delayed Draw Term Loan Facility, Receivables Financing Agreement and AR Facilities are additional sources of liquidity.

Off-Balance Sheet Arrangements

Purchasing commitments are utilized in our normal course of business for our projected needs. We have supply contracts with various third parties for certain raw materials including ethylene, electricity, propylene and benzene. These agreements are maintained through long-term cost based contracts that provide us with a reliable supply of key raw materials.

New Accounting Standards

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” which creates a new topic, ASC 848 “Reference Rate Reform.”  This update provides optional guidance to ease the potential accounting burden associated with transition away from reference rates that are expected to be discontinued at the end of 2021, at which time financial institutions will no longer be required to report information that is currently used to determine the London Interbank Offered Rate (LIBOR) and other reference rates.  This update allows companies to treat contract amendments to existing contracts for the purpose of establishing a new reference rate as continuations of those contracts without additional analysis, as long as the modification was made to establish a new reference rate.  This update applies prospectively to contract modifications.  The optional guidance was effective on March 12, 2020 and can be adopted beginning January 1, 2020 or any date thereafter until December 31, 2022, at which time the optional guidance can no longer be applied to contract amendments to existing contracts. We adopted the provisions of this update on January 1, 2020 and will apply this guidance prospectively to contract modifications that are entered into for the purpose of establishing a new reference rate.  We are currently evaluating the prospective impact on our consolidated financial statements; however, for the three months ended March 31, 2020, the adoption of this update did not have a material impact on our consolidated financial statements.

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

Energy costs, including electricity and natural gas, and certain raw materials used in our production processes are subject to price volatility. Depending on market conditions, we may enter into futures contracts, forward contracts, commodity swaps and put and call option contracts in order to reduce the impact of commodity price fluctuations. As of March 31, 2020, we maintained open positions on commodity contracts with a notional value totaling $257.4 million ($174.6 million at December 31, 2019 and $168.6 million at March 31, 2019). Assuming a hypothetical 10% increase in commodity prices which are currently hedged, as of March 31, 2020, we would experience a $25.7 million ($17.5 million at December 31, 2019 and $16.9 million at March 31, 2019) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.

We transact business in various foreign currencies other than the USD which exposes us to movements in exchange rates which may impact revenue and expenses, assets and liabilities and cash flows. Our significant foreign currency exposure is denominated with European currencies, primarily the Euro, although exposures also exist in other currencies of Asia Pacific, Latin America, Middle East and Africa. For all derivative positions, we evaluated the effects of a 10% shift in exchange rates between those currencies and the USD, holding all other assumptions constant. Unfavorable currency movements of 10% would negatively affect the fair values of the derivatives held to hedge currency exposures by $24.7 million. These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Our current debt structure is used to fund business operations, and commitments from banks under our 2019 Senior Revolving Credit Facility, Delayed Draw Term Loan, Receivables Financing Agreement and AR Facilities are additional sources of liquidity. As of March 31, 2020, December 31, 2019 and March 31, 2019, we had long-term borrowings, including current installments and finance lease obligations, of $3,491.5 million, $3,340.8 million and $3,193.3 million, respectively, of which $305.9 million, $155.9 million and $773.9 million at March 31, 2020, December 31, 2019 and March 31, 2019, respectively, were issued at variable rates. Included within long-term borrowings on the condensed balance sheets were deferred debt issuance costs and deferred losses on fair value interest rate swaps.

Assuming no changes in the $305.9 million of variable-rate debt levels from March 31, 2020, we estimate that a hypothetical change of 100-basis points in the LIBOR interest rates would impact annual interest expense by $3.1 million.

Our interest rate swaps reduced interest expense by $0.6 million for the three months ended March 31, 2019.

If the actual changes in commodities, foreign currency, or interest pricing is substantially different than expected, the net impact of commodity risk, foreign currency risk, or interest rate risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

Item 4. Controls and Procedures.

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risks, uncertainties and assumptions involved in our forward-looking statements, many of which are discussed in more detail in our filings with the SEC, including without limitation the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019 as supplemented by the additional Risk Factor set forth in Part II, Item 1A of this Quarterly Report, include, but are not limited to the following:

•
sensitivity to economic, business and market conditions in the United States and overseas, including economic instability or a downturn in the sectors served by us, such as vinyls, urethanes, and pulp and paper;

•
the cyclical nature of our operating results, particularly declines in average selling prices in the chlor alkali industry and the supply/demand balance for our products, including the impact of excess industry capacity or an imbalance in demand for our chlor alkali products;

•	our reliance on a limited number of suppliers for specified feedstock and services and our reliance on third-party transportation;

•	higher-than-expected raw material, energy, transportation and/or logistics costs;

•	failure to control costs or to achieve targeted cost reductions;

•	new regulations or public policy changes regarding the transportation of hazardous chemicals and the security of chemical manufacturing facilities;

•	the occurrence of unexpected manufacturing interruptions and outages, including those occurring as a result of labor disruptions and production hazards;

•	weak industry conditions affecting our ability to comply with the financial maintenance covenants in our senior credit facility;

•	the negative impact from the COVID-19 pandemic and the global response to the pandemic;

•	the failure or an interruption of our information technology systems;

•	complications resulting from our multiple enterprise resource planning systems and the conversion to a new system;

•	a loss of a substantial customer for either chlorine or caustic soda could cause an imbalance in customer demand for these products;

•	our substantial amount of indebtedness and significant debt service obligations;

•	unexpected litigation outcomes;

•	changes in, or failure to comply with, legislation or government regulations or policies;

•	costs and other expenditures in excess of those projected for environmental investigation and remediation or other legal proceedings;

•	failure to attract, retain and motivate key employees;

•	the effects of any declines in global equity markets on asset values and any declines in interest rates used to value the liabilities in our pension plan;

•	adverse changes in international markets, including economic, political or regulatory changes;

•	our long range plan assumptions not being realized causing a non-cash impairment charge of long-lived assets;

•	adverse conditions in the credit and capital markets, limiting or preventing our ability to borrow or raise capital; and

•	various risks associated with our transition and subsequent operation of the Lake City U.S. Army Ammunition Plant.

All of our forward-looking statements should be considered in light of these factors. In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of our forward-looking statements.

Part II — Other Information

Item 1. Legal Proceedings.

Not Applicable.

Item 1A. Risk Factors.

The following is a supplement and update to the risk factors in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2019. The following factors should be considered in evaluating Olin and our business. All of our forward-looking statements should be considered in light of these factors. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect us.

2019 Novel Coronavirus (COVID-19) Pandemic—The COVID-19 pandemic and the global response to the pandemic could have a material adverse impact on our business, financial condition, or results of operations.

The COVID-19 pandemic and the various governmental, business, and consumer responses to the pandemic are having and could continue to have negative impacts on our business.  These impacts could include plant closures or operating reductions, volatility and decrease in demand for our products, and supply chain interruptions. Furthermore, the pandemic and responses thereto could cause or contribute to certain of the risks and uncertainties described in our Form 10-K, including Sensitivity to Global Economic Conditions and Cyclicality, Cyclical Pricing Pressure, Raw Materials, Credit Facility, and Credit and Capital Market Conditions.  During the first quarter 2020, the Epoxy business had manufacturing plant closures and operating reductions in Asia due to COVID-19. Our customers could reduce production rates or curtail production and we could experience additional temporary plant closures and operating reductions due to the COVID-19 crisis.  These impacts could become more widespread or prolonged as the pandemic continues.  The extent to which COVID-19 impacts our results will depend on future developments that are out of our control and highly uncertain, including the severity and duration of the pandemic, the domestic and international actions that are taken in response, and the extent and severity of any resulting economic or industry downturn.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not Applicable.

(b)	Not Applicable.

(c)
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2020	—	$—	—
February 1-29, 2020	—	—	—
March 1-31, 2020	—	—	—
Total				304,075,829	(1)

(1)
On April 26, 2018, our board of directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $500.0 million.  This program will terminate upon the purchase of $500.0 million of our common stock. Through March 31, 2020, 10,072,741 shares had been repurchased at a total value of $195,924,171 and $304,075,829 of common stock remained available for purchase under the program.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

Exhibit	Exhibit Description
3.1	Amended and Restated Articles of Incorporation of Olin Corporation as amended effective April 24, 2020—Exhibit 3.1 to Olin’s Form 8-K dated April 28, 2020*
3.2	Bylaws of Olin Corporation as amended effective April 23, 2020—Exhibit 3.2 to Olin’s Form 8-K dated April 28, 2020*
10.1
Amendment No. 2 to Receivables Financing Agreement and Reaffirmation of Performance Guaranty, dated as of March 27, 2020, among Olin Corporation, as servicer, Olin Finance Company, LLC, as borrower, PNC Bank, National Association, as administrative agent, PNC Capital Markets LLC, as structuring agent, and the Lender parties thereto—Exhibit 10.2 to Olin’s Form 8-K dated March 27, 2020*

10.2
Amendment No. 3 to Receivables Financing Agreement and Reaffirmation of Performance Guaranty, dated as of April 23, 2020, among Olin Corporation, as servicer, Olin Finance Company, LLC, as borrower, PNC Bank, National Association, as administrative agent, PNC Capital Markets LLC, as structuring agent, and the lenders party thereto—Exhibit 10.1 to Olin’s Form 8-K dated April 23, 2020*

10.3	Cooperation Agreement, dated as of February 29, 2020, between Olin Corporation and Sachem Head Capital Management LP—Exhibit 10.1 to Olin’s Form 8-K dated March 2, 2020*
11	Computation of Per Share Earnings (included in Note 8 “Earnings Per Share” to Notes to Condensed Financial Statements in Item 1)
31.1	Section 302 Certification Statement of Chief Executive Officer
31.2	Section 302 Certification Statement of Chief Financial Officer
32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded in the Exhibit 101 Interactive Data Files)
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

Date: April 30, 2020