Form 10-Q
period 2020-09-30
OLIN Corp
filed 2020-11-05
CIK 74303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
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

As of September 30, 2020, 157,862,051 shares of the registrant’s common stock were outstanding.

Part I — Financial Information

Item 1.  Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets
(In millions, except per share data)
(Unaudited)

	September 30, 2020	December 31, 2019	September 30, 2019
Assets
Current assets:
Cash and cash equivalents	$282.7	$220.9	$177.4
Receivables, net	714.9	760.4	849.9
Income taxes receivable	22.0	13.9	17.5
Inventories, net	608.4	695.7	700.7
Other current assets	44.5	23.1	24.1
Total current assets	1,672.5	1,714.0	1,769.6
Property, plant and equipment (less accumulated depreciation of $3,602.4, $3,268.1 and $3,112.4)	3,179.8	3,323.8	3,367.0
Operating lease assets, net	376.0	377.8	314.6
Deferred income taxes	36.3	35.3	30.3
Other assets	1,177.0	1,169.1	1,170.1
Intangible assets, net	404.9	448.1	461.9
Goodwill	1,420.1	2,119.7	2,119.1
Total assets	$8,266.6	$9,187.8	$9,232.6
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$1.2	$2.1	$1.1
Accounts payable	614.7	651.9	647.7
Income taxes payable	14.2	19.8	9.8
Current operating lease liabilities	76.2	79.3	71.2
Accrued liabilities	335.8	329.1	347.4
Total current liabilities	1,042.1	1,082.2	1,077.2
Long-term debt	3,959.5	3,338.7	3,339.0
Operating lease liabilities	305.0	303.4	248.2
Accrued pension liability	766.5	797.7	622.4
Deferred income taxes	410.9	454.5	515.5
Other liabilities	313.5	793.8	765.6
Total liabilities	6,797.5	6,770.3	6,567.9
Commitments and contingencies
Shareholders’ equity:
Common stock, $1.00 par value per share: authorized, 240.0 shares; issued and outstanding, 157.9, 157.7 and 159.7 shares	157.9	157.7	159.7
Additional paid-in capital	2,129.9	2,122.1	2,128.6
Accumulated other comprehensive loss	(728.2)	(803.4)	(672.7)
Retained earnings (accumulated deficit)	(90.5)	941.1	1,049.1
Total shareholders’ equity	1,469.1	2,417.5	2,664.7
Total liabilities and shareholders’ equity	$8,266.6	$9,187.8	$9,232.6

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Operations
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales	$1,437.6	$1,576.6	$4,103.9	$4,722.9
Operating expenses:
Cost of goods sold	1,307.4	1,357.6	3,917.3	4,168.6
Selling and administration	112.7	110.8	309.1	314.8
Restructuring charges	1.3	4.9	4.7	12.7
Goodwill impairment	699.8	—	699.8	—
Other operating (expense) income	(0.2)	0.1	(0.1)	0.3
Operating (loss) income	(683.8)	103.4	(827.1)	227.1
Interest expense	74.6	63.9	207.1	179.2
Interest income	0.1	0.2	0.4	0.7
Non-operating pension income	4.9	4.1	14.4	12.2
Other income	—	—	—	11.2
Income (loss) before taxes	(753.4)	43.8	(1,019.4)	72.0
Income tax (benefit) provision	(16.6)	(0.4)	(82.5)	6.1
Net (loss) income	$(736.8)	$44.2	$(936.9)	$65.9
Net (loss) income per common share:
Basic	$(4.67)	$0.27	$(5.94)	$0.40
Diluted	$(4.67)	$0.27	$(5.94)	$0.40
Average common shares outstanding:
Basic	157.9	161.9	157.8	163.7
Diluted	157.9	162.8	157.8	164.5

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(736.8)	$44.2	$(936.9)	$65.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	17.0	(15.7)	16.2	(20.7)
Unrealized gains (losses) on derivative contracts, net	19.8	(2.5)	31.9	(17.9)
Amortization of prior service costs and actuarial losses, net	8.9	5.9	27.1	16.9
Total other comprehensive income (loss), net of tax	45.7	(12.3)	75.2	(21.7)
Comprehensive (loss) income	$(691.1)	$31.9	$(861.7)	$44.2

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
(In millions, except per share data)
(Unaudited)

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares Issued	Par Value
Balance at January 1, 2020	157.7	$157.7	$2,122.1	$(803.4)	$941.1	$2,417.5
Net loss	—	—	—	—	(80.0)	(80.0)
Other comprehensive loss	—	—	—	(17.7)	—	(17.7)
Dividends paid:
Common stock ($0.20 per share)	—	—	—	—	(31.5)	(31.5)
Common stock issued for:
Stock options exercised	—	—	0.5	—	—	0.5
Other transactions	0.1	0.1	2.8	—	—	2.9
Stock-based compensation	—	—	(2.6)	—	—	(2.6)
Balance at March 31, 2020	157.8	157.8	2,122.8	(821.1)	829.6	2,289.1
Net loss	—	—	—	—	(120.1)	(120.1)
Other comprehensive income	—	—	—	47.2	—	47.2
Dividends paid:
Common stock ($0.20 per share)	—	—	—	—	(31.6)	(31.6)
Common stock issued for:
Other transactions	0.1	0.1	0.3	—	—	0.4
Stock-based compensation	—	—	3.9	—	—	3.9
Balance at June 30, 2020	157.9	157.9	2,127.0	(773.9)	677.9	2,188.9
Net loss	—	—	—	—	(736.8)	(736.8)
Other comprehensive income	—	—	—	45.7	—	45.7
Dividends paid:
Common stock ($0.20 per share)	—	—	—	—	(31.6)	(31.6)
Stock-based compensation	—	—	2.9	—	—	2.9
Balance at September 30, 2020	157.9	$157.9	$2,129.9	$(728.2)	$(90.5)	$1,469.1

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
(In millions, except per share data)
(Unaudited)

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	Shares Issued	Par Value
Balance at January 1, 2019	165.3	$165.3	$2,247.4	$(651.0)	$1,070.5	$2,832.2
Lease accounting adoption adjustment	—	—	—	—	11.2	11.2
Net income	—	—	—	—	41.7	41.7
Other comprehensive loss	—	—	—	(5.9)	—	(5.9)
Dividends paid:
Common stock ($0.20 per share)	—	—	—	—	(33.0)	(33.0)
Common stock repurchased and retired	(0.6)	(0.6)	(12.6)	—	—	(13.2)
Common stock issued for:
Stock options exercised	0.1	0.1	1.3	—	—	1.4
Other transactions	0.1	0.1	0.3	—	—	0.4
Stock-based compensation	—	—	2.8	—	—	2.8
Balance at March 31, 2019	164.9	164.9	2,239.2	(656.9)	1,090.4	2,837.6
Net loss	—	—	—	—	(20.0)	(20.0)
Other comprehensive loss	—	—	—	(3.5)	—	(3.5)
Dividends paid:
Common stock ($0.20 per share)	—	—	—	—	(32.7)	(32.7)
Common stock repurchased and retired	(0.6)	(0.6)	(12.9)	—	—	(13.5)
Common stock issued for:
Stock options exercised	—	—	0.1	—	—	0.1
Other transactions	—	—	0.9	—	—	0.9
Stock-based compensation	—	—	1.9	—	—	1.9
Balance at June 30, 2019	164.3	164.3	2,229.2	(660.4)	1,037.7	2,770.8
Net income	—	—	—	—	44.2	44.2
Other comprehensive loss	—	—	—	(12.3)	—	(12.3)
Dividends paid:
Common stock ($0.20 per share)	—	—	—	—	(32.8)	(32.8)
Common stock repurchased and retired	(4.8)	(4.8)	(104.1)	—	—	(108.9)
Common stock issued for:
Other transactions	0.2	0.2	1.6	—	—	1.8
Stock-based compensation	—	—	1.9	—	—	1.9
Balance at September 30, 2019	159.7	$159.7	$2,128.6	$(672.7)	$1,049.1	$2,664.7

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net (loss) income	$(936.9)	$65.9
Adjustments to reconcile net (loss) income to net cash and cash equivalents provided by (used for) operating activities:
Goodwill impairment	699.8	—
Gain on disposition of non-consolidated affiliate	—	(11.2)
Stock-based compensation	7.1	8.9
Depreciation and amortization	425.1	460.3
Deferred income taxes	(61.6)	(11.0)
Qualified pension plan contributions	(1.3)	(13.2)
Qualified pension plan income	(8.7)	(6.9)
Change in:
Receivables	57.0	(77.4)
Income taxes receivable/payable	(14.0)	(24.1)
Inventories	90.5	2.5
Other current assets	(7.2)	4.9
Accounts payable and accrued liabilities	52.9	14.2
Other assets	(4.1)	(4.8)
Other noncurrent liabilities	0.9	12.9
Other operating activities	5.8	(4.4)
Net operating activities	305.3	416.6
Investing Activities
Capital expenditures	(223.3)	(271.8)
Payments under ethylene long-term supply contracts	(461.0)	—
Payments under other long-term supply contracts	(75.8)	—
Proceeds from disposition of non-consolidated affiliate	—	20.0
Net investing activities	(760.1)	(251.8)
Financing Activities
Long-term debt:
Borrowings	1,212.5	825.0
Repayments	(591.8)	(744.1)
Common stock repurchased and retired	—	(135.6)
Stock options exercised	0.5	1.5
Dividends paid	(94.7)	(98.5)
Debt issuance costs	(9.9)	(14.4)
Net financing activities	516.6	(166.1)
Effect of exchange rate changes on cash and cash equivalents	—	(0.1)
Net increase (decrease) in cash and cash equivalents	61.8	(1.4)
Cash and cash equivalents, beginning of year	220.9	178.8
Cash and cash equivalents, end of period	$282.7	$177.4
Cash paid for interest and income taxes:
Interest, net	$179.3	$135.2
Income taxes, net of refunds	$(2.5)	$47.6
Non-cash investing activities:
Decrease (increase) in capital expenditures included in accounts payable and accrued liabilities	$46.2	$(4.6)

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

We have prepared the condensed financial statements included herein, without audit, pursuant to the rules and regulations of the United States (U.S.) Securities and Exchange Commission (SEC). The preparation of the financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. In our opinion, these financial statements reflect all adjustments (consisting only of normal accruals), which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures are appropriate. We recommend that you read these condensed financial statements in conjunction with the financial statements, accounting policies and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019. Certain reclassifications were made to prior year amounts to conform to the 2020 presentation.

NOTE 2. RESTRUCTURING CHARGES

On December 11, 2019, we announced that we had made the decision to permanently close a chlor alkali plant with a capacity of 230,000 tons and our vinylidene chloride (VDC) production facility, both in Freeport, TX.  The VDC facility was closed during fourth quarter 2020. The related chlor alkali plant closure is expected to be completed in second quarter 2021.  For the three and nine months ended September 30, 2020, we recorded pretax restructuring charges of $0.3 million and $0.8 million, respectively, for facility exit costs related to these actions. We expect to incur additional restructuring charges through 2024 of approximately $50 million related to these actions.

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

On March 21, 2016, we announced that we had made the decision to close a combined total of 433,000 tons of chlor alkali capacity across three separate locations. Associated with this action, we have permanently closed our Henderson, NV chlor alkali plant with 153,000 tons of capacity and have reconfigured the site to manufacture bleach and distribute caustic soda and hydrochloric acid. Also, the capacity of our Niagara Falls, NY chlor alkali plant has been reduced from 300,000 tons to 240,000 tons and the chlor alkali capacity at our Freeport, TX facility was reduced by 220,000 tons. This 220,000 ton reduction was entirely from diaphragm cell capacity. For the three months ended September 30, 2020 and 2019, we recorded pretax restructuring charges of $1.0 million and $4.8 million, respectively, for facility exit costs, employee severance and related benefit costs and lease and other contract termination costs related to these actions. For the nine months ended September 30, 2020 and 2019, we recorded pretax restructuring charges of $3.9 million and $10.9 million, respectively, for facility exit costs, employee severance and related benefit costs and lease and other contract termination costs related to these actions. We expect to incur additional restructuring charges through 2021 of approximately $4 million related to these capacity reductions.

The following table summarizes the 2020 and 2019 activities by major component of these restructuring actions and the remaining balances of accrued restructuring costs as of September 30, 2020 and 2019:

	Employee severance and related benefit costs	Lease and other contract termination costs	Facility exit costs	Total
	($ in millions)
Balance at January 1, 2019	$1.5	$6.0	$0.7	$8.2
Restructuring charges:
First quarter	1.4	0.1	2.5	4.0
Second quarter	0.4	0.2	3.2	3.8
Third quarter	0.3	0.1	4.5	4.9
Amounts utilized	(3.4)	(1.5)	(10.8)	(15.7)
Balance at September 30, 2019	$0.2	$4.9	$0.1	$5.2
Balance at January 1, 2020	$—	$3.1	$—	$3.1
Restructuring charges:
First quarter	0.1	0.1	1.5	1.7
Second quarter	—	—	1.7	1.7
Third quarter	—	0.3	1.0	1.3
Amounts utilized	(0.1)	(1.0)	(4.2)	(5.3)
Balance at September 30, 2020	$—	$2.5	$—	$2.5

The following table summarizes the cumulative restructuring charges of these restructuring actions by major component through September 30, 2020:

	Chlor Alkali Products and Vinyls		Winchester	Total
	Freeport	Capacity Reductions
	($ in millions)
Write-off of equipment and facility	$58.9	$78.1	$2.6	$139.6
Employee severance and related benefit costs	—	6.7	2.7	9.4
Facility exit costs	0.8	51.6	0.2	52.6
Employee relocation costs	—	1.7	—	1.7
Lease and other contract termination costs	—	41.3	0.4	41.7
Total cumulative restructuring charges	$59.7	$179.4	$5.9	$245.0

As of September 30, 2020, we have incurred cash expenditures of $102.9 million and non-cash charges of $139.6 million related to these restructuring actions. The remaining balance of $2.5 million is expected to be paid out through 2021.

NOTE 3. ACCOUNTS RECEIVABLES

On July 16, 2019, our existing $250.0 million Receivables Financing Agreement was extended to July 15, 2022 and downsized to $10.0 million with the option to expand (Receivables Financing Agreement). During the nine months ended September 30, 2020, we amended the Receivables Financing Agreement to expand the borrowing capacity to $250.0 million. The Receivables Financing Agreement includes a minimum borrowing requirement of 50% of the facility limit or available borrowing capacity, whichever is lesser, beginning on October 1, 2020. The administrative agent for our Receivables Financing Agreement is PNC Bank, National Association.  Under the Receivables Financing Agreement, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the Receivables Financing Agreement incorporates the secured leverage covenant that is contained in the $1,300.0 million senior secured credit facility. As of September 30, 2020, $325.1 million of our trade receivables were pledged as collateral. As of September 30, 2020, we had

$125.0 million drawn with $115.8 million of additional borrowing capacity available under the Receivables Financing Agreement. As of both December 31, 2019 and September 30, 2019, we had zero drawn under the Receivables Financing Agreement.

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

	September 30,
	2020	2019
	($ in millions)
Balance at beginning of year	$63.1	$132.4
Gross receivables sold	614.9	778.9
Payments received from customers on sold accounts	(584.9)	(803.9)
Balance at end of period	$93.1	$107.4

The factoring discount paid under the AR Facilities is recorded as interest expense on the condensed statements of operations. The factoring discount was $0.2 million and $0.8 million for the three months ended September 30, 2020 and 2019, respectively, and $1.2 million and $2.3 million for the nine months ended September 30, 2020 and 2019, respectively. The agreements are without recourse and therefore no recourse liability had been recorded as of September 30, 2020, December 31, 2019, or September 30, 2019.

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

Allowance for doubtful accounts receivables consisted of the following:

	September 30,
	2020	2019
	($ in millions)
Balance at beginning of year	$11.9	$12.9
Provisions charged	0.7	1.1
Write-offs, net of recoveries	(0.5)	(2.1)
Balance at end of period	$12.1	$11.9

Provisions charged to operations were zero and $0.2 million for the three months ended September 30, 2020 and 2019, respectively.

NOTE 5. INVENTORIES

Inventories consisted of the following:

	September 30, 2020	December 31, 2019	September 30, 2019
	($ in millions)
Supplies	$107.6	$105.6	$99.4
Raw materials	86.4	69.2	60.9
Work in process	96.3	120.9	123.1
Finished goods	363.8	449.5	474.9
	654.1	745.2	758.3
LIFO reserve	(45.7)	(49.5)	(57.6)
Inventories, net	$608.4	$695.7	$700.7

Inventories are valued at the lower of cost and net realizable value. For U.S. inventories, inventory costs are determined principally by the last-in, first-out (LIFO) method of inventory accounting while for international inventories, inventory costs are determined principally by the first-in, first-out (FIFO) method of inventory accounting. Cost for other inventories has been determined principally by the average-cost method (primarily operating supplies, spare parts and maintenance parts). Elements of costs in inventories included raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at September 30, 2020 reflect certain estimates relating to inventory quantities and costs at December 31, 2020. The replacement cost of our inventories would have been approximately $45.7 million, $49.5 million and $57.6 million higher than reported at September 30, 2020, December 31, 2019 and September 30, 2019, respectively.

NOTE 6. OTHER ASSETS

Included in other assets were the following:

	September 30, 2020	December 31, 2019	September 30, 2019
	($ in millions)
Supply contracts	$1,129.7	$1,112.6	$1,122.0
Other	47.3	56.5	48.1
Other assets	$1,177.0	$1,169.1	$1,170.1

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

On February 27, 2017, we exercised the remaining option to reserve additional ethylene at producer economics from Dow. In connection with the exercise of this option, we also secured a long-term customer arrangement. As a result, an additional payment was made to Dow of $461.0 million during the second quarter of 2020. The original liability was discounted and recorded at present value as of March 31, 2017. The discount amount of $40.9 million was recorded as interest expense from inception through March 31, 2020. For the three months ended September 30, 2019, $4.4 million, and for the nine months ended September 30, 2020 and 2019, $4.0 million and $12.6 million, respectively, of interest expense was recorded for accretion on the 2020 payment liability discount.

Amortization expense of $9.4 million for both the three months ended September 30, 2020 and 2019 and $28.2 million for both the nine months ended September 30, 2020 and 2019 was recognized within cost of goods sold related to our long-term supply contracts and is reflected in depreciation and amortization on the condensed statements of cash flows. The long-term supply contracts are monitored for impairment each reporting period.

During the nine months ended September 30, 2020, a payment of $75.8 million was made associated with the resolution of a dispute over the allocation to Olin of certain capital costs incurred at our Plaquemine, LA site after the Closing Date of the Acquisition.

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill were as follows:

	Chlor Alkali Products and Vinyls	Epoxy	Total
	($ in millions)
Balance at January 1, 2019	$1,832.6	$287.0	$2,119.6
Foreign currency translation adjustment	(0.4)	(0.1)	(0.5)
Balance at September 30, 2019	$1,832.2	$286.9	$2,119.1
Balance at January 1, 2020	$1,832.7	$287.0	$2,119.7
Goodwill impairment	(557.6)	(142.2)	(699.8)
Foreign currency translation adjustment	0.2	—	0.2
Balance at September 30, 2020	$1,275.3	$144.8	$1,420.1

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

During the first quarter of 2020, our market capitalization declined significantly compared to the fourth quarter of 2019. Over the same period, the equity value of our peer group companies and the overall U.S. stock market also declined significantly amid market volatility. These declines were driven by the uncertainty surrounding the outbreak of the 2019 Novel Coronavirus (COVID-19) global pandemic and other macroeconomic events impacting the various industries in which Olin and our peers participate. Additionally, the various governmental, business and consumer responses to the pandemic were expected to have a negative impact on the near-term demand for several of the products produced by our Chlor Alkali Products and Vinyls and Epoxy businesses. The full extent and duration of the impact of COVID-19 on our operations and financial performance was unknown at the time. As a result of these events, we identified triggering events associated with a significant overall decrease in our stock price, a significant adverse change in the business climate and a significant reduction in near-term cash flow projections and performed a quantitative goodwill impairment test during the first quarter of 2020. We used a discounted cash flow approach to develop the estimated fair value of our reporting units. Based on the aforementioned analysis, the estimated fair value of our reporting units exceeded the carrying value of the reporting units and no impairment charges were recorded.

Throughout the second and third quarters of 2020, the spread of the COVID-19 pandemic and the associated response has caused significant disruptions in the U.S. and global economies, resulting in the disruption of the supply and demand fundamentals of our Chemicals businesses. The various governmental, business and consumer responses to the pandemic continued to negatively impact the demand for several of the products produced by our Chlor Alkali Products and Vinyls and Epoxy businesses resulting in lower volumes and pricing during 2020 compared to 2019. Due to these factors, the triggering events identified in the first quarter associated with a significant adverse change in the business climate and a significant adverse reduction in near-term cash flow projections have persisted during 2020. Throughout the second and third quarters of 2020, the equity value of our peer group companies and the overall U.S. stock market improved significantly while Olin’s stock price remained low. During the three months ended September 30, 2020, we identified a triggering event associated with a sustained significant overall decrease in our stock price. As a result, we performed an updated quantitative goodwill impairment test during the third quarter of 2020. We used a discounted cash flow approach to develop the estimated fair value of our reporting units.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. The discount rate, profitability assumptions and terminal growth rate of our reporting units and the cyclical nature of the chlor alkali industry were the material assumptions utilized in the discounted cash flow model used to estimate the fair value of each reporting unit.  The discount rate reflects a weighted-average cost of capital, which is calculated, in part based on observable market data.  Some of this data (such as the risk free or treasury rate and the pretax cost of debt) are based on the market data at a point in time.  Other data (such as the equity risk premium) are based upon market data over time for a peer group of companies in the chemical manufacturing or distribution industries, with a market capitalization premium added, as applicable. Also factoring into the discount rate was a market participant’s perceived risk (such as the company specific risk premium) in the valuation implied by the sustained reduction in our stock price.

The discounted cash flow analysis requires estimates, assumptions and judgments about future events.  Our analysis uses our internally generated long-range plan.  Specifically, the assumptions in our long-range plan about terminal growth rates, forecasted capital expenditures and changes in future working capital requirements are used to determine the implied fair value of each reporting unit.  The long-range plan reflects management judgment, supplemented by independent chemical industry analyses which provide multi-year chlor alkali industry operating and pricing forecasts.

As a further indicator that each reporting unit has been valued appropriately using a discounted cash flow model, the aggregate fair value of all reporting units is reconciled to the total market value of Olin. Due to the sustained decline in our stock price, the decrease in the value of our reporting units reflects a market participant’s perceived risk in the valuation implied by the sustained reduction in our stock price. As a result of this assessment, the carrying values of our Chlor Alkali Products and Vinyls and Epoxy reporting units exceeded the fair values which resulted in pre-tax goodwill impairment charges of $557.6 million and $142.2 million, respectively. The goodwill impairment charge was calculated as the amount that the carrying value of the reporting unit, including any goodwill, exceeded its fair value and therefore the carrying value of our reporting units equal their fair value upon completion of the goodwill impairment test.

We believe the assumptions used in our goodwill impairment analysis are appropriate and result in reasonable estimates of the implied fair value of each reporting unit.  However, given the economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions, made for purposes of our goodwill impairment testing, will prove to be an accurate prediction of the future.  If our assumptions regarding future performance are not achieved, or if our stock price experiences further sustained declines, we may be required to record additional goodwill impairment charges in future periods.  It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Intangible assets consisted of the following:

	September 30, 2020			December 31, 2019			September 30, 2019
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
	($ in millions)
Customers, customer contracts and relationships	$676.5	$(299.2)	$377.3	$673.5	$(260.9)	$412.6	$671.1	$(248.0)	$423.1
Trade name	7.1	(7.1)	—	7.0	(6.0)	1.0	7.0	(5.6)	1.4
Acquired technology	87.7	(61.3)	26.4	85.1	(51.8)	33.3	84.7	(48.5)	36.2
Other	1.8	(0.6)	1.2	1.8	(0.6)	1.2	1.8	(0.6)	1.2
Total intangible assets	$773.1	$(368.2)	$404.9	$767.4	$(319.3)	$448.1	$764.6	$(302.7)	$461.9

NOTE 8. EARNINGS PER SHARE

Basic and diluted net (loss) income per share are computed by dividing net (loss) income by the weighted-average number of common shares outstanding. Diluted net (loss) income per share reflects the dilutive effect of stock-based compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Computation of Net (Loss) Income per Share	(In millions, except per share data)
Net (loss) income	$(736.8)	$44.2	$(936.9)	$65.9
Basic shares	157.9	161.9	157.8	163.7
Basic net (loss) income per share	$(4.67)	$0.27	$(5.94)	$0.40
Diluted shares:
Basic shares	157.9	161.9	157.8	163.7
Stock-based compensation	—	0.9	—	0.8
Diluted shares	157.9	162.8	157.8	164.5
Diluted net (loss) income per share	$(4.67)	$0.27	$(5.94)	$0.40

The computation of dilutive shares does not include 10.3 million and 7.4 million shares for the three months ended September 30, 2020 and 2019, respectively, and 10.3 million and 7.2 million shares for the nine months ended September 30, 2020 and 2019, respectively, as their effect would have been anti-dilutive.

NOTE 9. ENVIRONMENTAL

We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites. Environmental provisions charged (credited) to income, which are included in costs of goods sold, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in millions)
Provisions charged (credited) to income	$12.5	$(0.8)	$17.9	$23.0
Recoveries for costs incurred and expensed	—	—	—	(4.8)
Environmental expense (income)	$12.5	$(0.8)	$17.9	$18.2

Provisions charged (credited) to income for the nine months ended September 30, 2019 include $4.8 million of recoveries associated with resolving outstanding third party claims against the proceeds from a 2018 environmental insurance settlement.  The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $146.7 million, $139.0 million and $140.1 million at September 30, 2020, December 31, 2019 and September 30, 2019, respectively, of which $129.7 million, $122.0 million and $123.1 million, respectively, were classified as other noncurrent liabilities.

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

NOTE 10. COMMITMENTS AND CONTINGENCIES

Olin and Oxy Vinyls, L.P. (Oxy) have a long-term chlorine supply agreement, which is the subject of a pricing dispute. The dispute is pending in the United States District Court for the Southern District of Texas, and we currently anticipate trial will be scheduled for fourth quarter 2020 or first quarter 2021. Any additional losses related to this contract dispute are not currently estimable because of unresolved questions of fact and law but, if resolved unfavorably to Olin, they could have a material adverse effect on our results of operations.

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

We, and our subsidiaries, are defendants in various other legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities. As of September 30, 2020, December 31, 2019 and September 30, 2019, our condensed balance sheets included accrued liabilities for these other legal actions of $13.0 million, $12.4 million and $13.2 million, respectively. These liabilities do not include costs associated with legal representation. Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these other legal actions will materially adversely affect our financial position, cash flows or results of operations. In connection with the October 5, 2015 acquisition of Dow’s U.S. Chlor Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses, the prior owner of the businesses retained liabilities related to litigation to the extent arising prior to October 5, 2015.

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

On August 5, 2019, we entered into an accelerated share repurchase (ASR) agreement with Goldman Sachs & Co. LLC (Goldman Sachs), a third-party financial institution, to repurchase $100.0 million of Olin’s common stock. This transaction qualified for treatment as an equity contract. Under this agreement, Olin paid $100.0 million to Goldman Sachs and received an initial delivery of 4.3 million shares in August 2019. The transaction had not settled as of September 30, 2019; however, upon settlement of the agreement in October 2019, we received 1.4 million additional shares which resulted in a total of 5.7 million shares repurchased under this ASR agreement.

There were no shares repurchased for the nine months ended September 30, 2020. For the nine months ended September 30, 2019, 6.0 million shares were repurchased and retired at a cost of $135.6 million. As of September 30, 2020, we had repurchased a total of $195.9 million of our common stock, representing 10.1 million shares, and $304.1 million of common stock remained authorized to be repurchased.

We issued less than 0.1 million and 0.1 million shares representing stock options exercised for the nine months ended September 30, 2020 and 2019, respectively, with a total value of $0.5 million and $1.5 million, respectively.

The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation Adjustment (net of taxes)	Unrealized (Losses) Gains on Derivative Contracts (net of taxes)	Pension and Other Postretirement Benefits (net of taxes)	Accumulated Other Comprehensive Loss
	($ in millions)
Balance at January 1, 2019	$0.7	$1.8	$(653.5)	$(651.0)
Unrealized (losses) gains:
First quarter	(8.3)	(6.6)	—	(14.9)
Second quarter	3.3	(22.2)	—	(18.9)
Third quarter	(15.7)	(12.3)	—	(28.0)
Reclassification adjustments of losses into income:
First quarter	—	2.2	7.4	9.6
Second quarter	—	6.3	7.1	13.4
Third quarter	—	9.0	7.3	16.3
Tax benefit (provision):
First quarter	—	1.1	(1.7)	(0.6)
Second quarter	—	3.8	(1.8)	2.0
Third quarter	—	0.8	(1.4)	(0.6)
Net change	(20.7)	(17.9)	16.9	(21.7)
Balance at September 30, 2019	$(20.0)	$(16.1)	$(636.6)	$(672.7)
Balance at January 1, 2020	$(8.4)	$(13.6)	$(781.4)	$(803.4)
Unrealized (losses) gains:
First quarter	(9.0)	(35.1)	—	(44.1)
Second quarter	8.2	29.9	—	38.1
Third quarter	17.0	26.0	—	43.0
Reclassification adjustments of losses into income:
First quarter	—	11.6	11.9	23.5
Second quarter	—	9.3	11.6	20.9
Third quarter	—	0.1	11.5	11.6
Tax benefit (provision):
First quarter	—	5.6	(2.7)	2.9
Second quarter	—	(9.2)	(2.6)	(11.8)
Third quarter	—	(6.3)	(2.6)	(8.9)
Net change	16.2	31.9	27.1	75.2
Balance at September 30, 2020	$7.8	$18.3	$(754.3)	$(728.2)

Net (loss) income, interest expense and cost of goods sold included reclassification adjustments for realized gains and losses on derivative contracts from accumulated other comprehensive loss.

Net (loss) income and non-operating pension income included the amortization of prior service costs and actuarial losses from accumulated other comprehensive loss.

NOTE 12. SEGMENT INFORMATION

We define segment results as income (loss) before interest expense, interest income, goodwill impairment charges, other operating income (expense), non-operating pension income, other income and income taxes. We have three operating segments: Chlor Alkali Products and Vinyls, Epoxy and Winchester. The three operating segments reflect the organization used by our management for purposes of allocating resources and assessing performance. Chlorine used in our Epoxy segment is transferred at cost from the Chlor Alkali Products and Vinyls segment. Sales and profits are recognized in the Chlor Alkali Products and Vinyls segment for all caustic soda generated and sold by Olin. Sales are attributed to geographic areas based on customer location.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales:	($ in millions)
Chlor Alkali Products and Vinyls	$755.1	$876.3	$2,166.2	$2,657.7
Epoxy	476.1	511.6	1,350.7	1,554.4
Winchester	206.4	188.7	587.0	510.8
Total sales	$1,437.6	$1,576.6	$4,103.9	$4,722.9
Income (loss) before taxes:
Chlor Alkali Products and Vinyls	$37.8	$112.7	$(53.5)	$303.8
Epoxy	14.9	24.2	13.6	38.6
Winchester	21.0	13.9	47.5	33.1
Corporate/other:
Environmental (expense) income	(12.5)	0.8	(17.9)	(18.2)
Other corporate and unallocated costs	(43.7)	(43.4)	(112.2)	(117.8)
Restructuring charges	(1.3)	(4.9)	(4.7)	(12.7)
Goodwill impairment	(699.8)	—	(699.8)	—
Other operating (expense) income	(0.2)	0.1	(0.1)	0.3
Interest expense	(74.6)	(63.9)	(207.1)	(179.2)
Interest income	0.1	0.2	0.4	0.7
Non-operating pension income	4.9	4.1	14.4	12.2
Other income	—	—	—	11.2
Income (loss) before taxes	$(753.4)	$43.8	$(1,019.4)	$72.0

Environmental (expense) income for the nine months ended September 30, 2019 included $4.8 million of an environmental insurance-related settlement gain.

For the nine months ended September 30, 2019, other income included a gain of $11.2 million on the sale of our equity interest in a non-consolidated affiliate.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales by geography:	($ in millions)
Chlor Alkali Products and Vinyls
United States	$596.8	$613.7	$1,581.0	$1,818.7
Europe	22.5	27.2	79.5	104.9
Other foreign	135.8	235.4	505.7	734.1
Total Chlor Alkali Products and Vinyls	755.1	876.3	2,166.2	2,657.7
Epoxy
United States	161.9	177.7	443.2	517.2
Europe	166.9	199.6	501.7	657.6
Other foreign	147.3	134.3	405.8	379.6
Total Epoxy	476.1	511.6	1,350.7	1,554.4
Winchester
United States	182.1	174.5	534.8	462.6
Europe	1.8	2.8	6.6	7.9
Other foreign	22.5	11.4	45.6	40.3
Total Winchester	206.4	188.7	587.0	510.8
Total
United States	940.8	965.9	2,559.0	2,798.5
Europe	191.2	229.6	587.8	770.4
Other foreign	305.6	381.1	957.1	1,154.0
Total sales	$1,437.6	$1,576.6	$4,103.9	$4,722.9

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales by product line:	($ in millions)
Chlor Alkali Products and Vinyls
Caustic soda	$373.0	$421.7	$1,053.4	$1,344.8
Chlorine, chlorine-derivatives and other co-products	382.1	454.6	1,112.8	1,312.9
Total Chlor Alkali Products and Vinyls	755.1	876.3	2,166.2	2,657.7
Epoxy
Aromatics and allylics	198.3	237.9	582.7	716.5
Epoxy resins	277.8	273.7	768.0	837.9
Total Epoxy	476.1	511.6	1,350.7	1,554.4
Winchester
Commercial	152.4	131.0	415.1	341.0
Military and law enforcement	54.0	57.7	171.9	169.8
Total Winchester	206.4	188.7	587.0	510.8
Total sales	$1,437.6	$1,576.6	$4,103.9	$4,722.9

NOTE 13. STOCK-BASED COMPENSATION

Stock-based compensation granted includes stock options, performance stock awards, restricted stock awards and deferred directors’ compensation. Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in millions)
Stock-based compensation	$3.4	$4.2	$9.7	$8.5
Mark-to-market adjustments	0.6	(1.4)	(2.5)	(1.0)
Total expense	$4.0	$2.8	$7.2	$7.5

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

The Delayed Draw Term Loan Facility is available on a delayed basis in up to three draws to be made on or prior to November 29, 2020. The Delayed Draw Term Loan Facility includes principal amortization amounts payable beginning the quarter ending after the facility is fully drawn at a rate of 5.0% per annum for the first two years, increasing to 7.5% per annum for the following year and to 10.0% per annum for the last two years. The Senior Revolving Credit Facility includes a $100.0 million letter of credit subfacility. At September 30, 2020, we had $799.6 million available under our $800.0 million Senior Revolving Credit Facility because we had issued $0.4 million of letters of credit.

For the nine months ended September 30, 2020, we recognized interest expense of $1.6 million for the write-off of unamortized deferred debt issuance costs related to the reduction of commitments under the Senior Secured Credit Facility. For the nine months ended September 30, 2020, we paid debt issuance costs of $9.9 million for the issuance of the 2025 Notes and amendments to our Senior Secured Credit Facility and Receivables Financing Agreement.

Under the Senior Secured Credit Facility, we may select various floating rate borrowing options. The actual interest rate paid on borrowings under the Senior Secured Credit Facility is based on a pricing grid which is dependent upon the net leverage ratio as calculated under the terms of the applicable facility for the prior fiscal quarter.  The Senior Secured Credit Facility includes various customary restrictive covenants, including restrictions related to the ratio of secured debt to earnings before interest expense, taxes, depreciation and amortization (secured leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  The calculation of secured debt in our secured leverage ratio excludes borrowings under the Receivables Financing Agreement, up to a maximum of $250.0 million. As of September 30, 2020, the only secured borrowings included in the secured leverage ratio were $153.0 million for our Go Zone and Recovery Zone bonds. Compliance with these covenants is determined quarterly. We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of September 30, 2020, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As a result of our restrictive covenant related to the secured leverage ratio, the maximum additional borrowings available to us could be limited in the future.  The limitation, if an amendment or waiver from our lenders is not obtained, could restrict our ability to borrow the maximum amounts available under the Senior Revolving Credit Facility and the Receivables Financing Agreement.  As of September 30, 2020, there were no covenants or other restrictions that limited our ability to borrow.

Subsequent Event

On October 15, 2020, Olin redeemed $600.0 million of the outstanding 9.75% senior notes due 2023 (2023 Notes). The 2023 Notes were redeemed at 102.438% of the principal amount of the 2023 Notes, resulting in a redemption premium of $14.6 million. The 2023 Notes were redeemed by drawing $500.0 million of the Delayed Draw Term Loan Facility along with utilizing $114.6 million of cash on hand.

NOTE 15. CONTRIBUTING EMPLOYEE OWNERSHIP PLAN

The Contributing Employee Ownership Plan (CEOP) is a defined contribution plan available to essentially all domestic employees.  We provide a contribution to an individual retirement contribution account maintained with the CEOP equal to an amount of between 5.0% and 7.5% of the employee’s eligible compensation.  The defined contribution plan expense for the three months ended September 30, 2020 and 2019 was $6.5 million and $6.9 million, respectively, and for the nine months ended September 30, 2020 and 2019 was $21.5 million and $23.2 million, respectively.

Company matching contributions are invested in the same investment allocation as the employee’s contribution.  Our matching contributions for eligible employees for the three months ended September 30, 2020 and 2019 were $0.8 million and $4.0 million, respectively, and for the nine months ended September 30, 2020 and 2019 were $2.3 million and $11.9 million, respectively. Effective January 1, 2020, we suspended the match on all salaried and non-bargaining hourly employees’ contributions, and moved to a discretionary contribution model with contributions contingent upon company-wide financial performance.

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

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$2.8	$2.7	$0.2	$0.2
Interest cost	18.8	23.7	0.3	0.4
Expected return on plans’ assets	(35.5)	(35.5)	—	—
Recognized actuarial loss	11.2	6.8	0.3	0.5
Net periodic benefit (income) cost	$(2.7)	$(2.3)	$0.8	$1.1

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$8.5	$8.5	$0.9	$0.8
Interest cost	56.3	71.0	1.0	1.3
Expected return on plans’ assets	(106.7)	(106.3)	—	—
Recognized actuarial loss	33.5	20.2	1.5	1.6
Net periodic benefit (income) cost	$(8.4)	$(6.6)	$3.4	$3.7

We made cash contributions to our international qualified defined benefit pension plans of $1.3 million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 17. INCOME TAXES

The effective tax rate for the three months ended September 30, 2020 included a benefit associated with prior year tax positions and an expense from a net increase in the valuation allowance related to foreign tax credits. These factors resulted in a net $1.7 million tax expense. For the three months ended September 30, 2020, a tax benefit of $10.8 million was recognized associated with the $699.8 million goodwill impairment charge.  After giving consideration to these items, including the goodwill impairment charge on Olin’s loss before taxes, the effective tax rate for the three months ended September 30, 2020 of 14.0% was lower than the 21% U.S. federal statutory rate primarily due to foreign income inclusions and a net increase in the valuation allowance related to losses in foreign jurisdictions partially offset by state taxes, foreign income taxes and favorable permanent salt depletion deductions. The effective tax rate for the three months ended September 30, 2019 included a benefit associated with the finalization of the Internal Revenue Service (IRS) review of years 2013 to 2015 U.S. income tax claims, a benefit associated with stock-based compensation, a benefit associated with prior year tax positions, a benefit from foreign tax law changes, a benefit from the remeasurement of deferred taxes due to a decrease in our state effective tax rates, an expense from a change in tax contingencies and an expense from a net increase in the valuation allowance related to state deferred tax assets. These factors resulted in a net $24.0 million tax benefit. After giving consideration to these items, the effective tax rate for the three months ended September 30, 2019 of 53.9% was higher than the 21% U.S. federal statutory rate, primarily due to state taxes, foreign income taxes and foreign income inclusions and a net increase in the valuation allowance related to losses in foreign jurisdictions, partially offset by favorable permanent salt depletion deductions.

The effective tax rate for the nine months ended September 30, 2020 included a benefit associated with prior year tax positions, an expense associated with stock-based compensation, an expense from a net increase in the valuation allowance related to foreign tax credits and an expense from a change in tax contingencies. These factors resulted in a net $2.8 million tax expense. For the nine months ended September 30, 2020, a tax benefit of $10.8 million was recognized associated with the $699.8 million goodwill impairment charge.  After giving consideration to these items, including the goodwill impairment charge on Olin’s loss before taxes, the effective tax rate for the nine months ended September 30, 2020 of 23.3% was higher than the 21% U.S. federal statutory rate primarily due to state taxes, foreign income taxes and favorable permanent salt depletion deductions, partially offset by foreign income inclusions and a net increase in the valuation allowance related to losses in foreign jurisdictions. The effective tax rate for the nine months ended September 30, 2019 included a benefit associated with the finalization of the IRS review of years 2013 to 2015 U.S. income tax claims, a benefit associated with stock-based compensation, a benefit associated with prior year tax positions, a benefit from foreign tax law changes, a benefit from the remeasurement of deferred taxes due to a decrease in our state effective tax rates, a benefit from a net decrease in the valuation allowance related to state deferred tax assets and an expense from a change in tax contingencies. These factors resulted in a net $24.3 million tax benefit. After giving consideration to these items, the effective tax rate for the nine months ended September 30, 2019 of 42.2% was higher than the 21% U.S. federal statutory rate primarily due to state taxes, foreign income taxes and foreign income inclusions and a net increase in the valuation allowance related to losses in foreign jurisdictions, partially offset by favorable permanent salt depletion deductions.

As of September 30, 2020, we had $22.7 million of gross unrecognized tax benefits, which would have a net $22.6 million impact on the effective tax rate, if recognized. As of September 30, 2019, we had $22.3 million of gross unrecognized tax benefits, of which $21.8 million would have impacted the effective tax rate, if recognized. The amount of unrecognized tax benefits was as follows:

	September 30,
	2020	2019
	($ in millions)
Balance at beginning of year	$22.8	$33.8
Increases for prior year tax positions	2.1	1.6
Decreases for prior year tax positions	(3.5)	(14.3)
Increases for current year tax positions	1.3	1.4
Settlements with taxing authorities	—	(0.2)
Balance at end of period	$22.7	$22.3

As of September 30, 2020, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $3.8 million over the next twelve months. The anticipated reduction primarily relates to settlements with taxing authorities and the expiration of federal, state and foreign statutes of limitation.

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

We actively manage currency exposures that are associated with net monetary asset positions, currency purchases and sales commitments denominated in foreign currencies and foreign currency denominated assets and liabilities created in the normal course of business. We enter into forward sales and purchase contracts to manage currency risk to offset our net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of our operations. At September 30, 2020, we had outstanding forward contracts to buy foreign currency with a notional value of $186.1 million and to sell foreign currency with a notional value of $127.7 million. All of the currency derivatives expire within one year and are for U.S. dollar (USD) equivalents. The counterparties to the forward contracts are large financial institutions; however, the risk of loss to us in the event of nonperformance by a counterparty could be significant to our financial position or results of operations. At December 31, 2019, we had outstanding forward contracts to buy foreign currency with a notional value of $140.6 million and to sell foreign currency with a notional value of $99.2 million. At September 30, 2019, we had outstanding forward contracts to buy foreign currency with a notional value of $105.6 million and to sell foreign currency with a notional value of $98.5 million.

Cash Flow Hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the change in fair value of the derivative is recognized as a component of other comprehensive income (loss) until the hedged item is recognized in earnings.

We had the following notional amounts of outstanding commodity contracts that were entered into to hedge forecasted purchases:

	September 30, 2020	December 31, 2019	September 30, 2019
	($ in millions)
Natural gas	$46.8	$62.9	$56.6
Ethane	38.2	51.5	48.3
Metals	118.5	60.2	62.7
Total notional	$203.5	$174.6	$167.6

As of September 30, 2020, the counterparties to these commodity contracts were Wells Fargo Bank, N.A., Citibank, N.A., JPMorgan Chase Bank, National Association, Intesa Sanpaolo S.p.A. and Bank of America Corporation, all of which are major financial institutions.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, ethane, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in our manufacturing process. At September 30, 2020, we had open derivative contract positions through 2027. If all open futures contracts had been settled on September 30, 2020, we would have recognized a pretax gain of $24.2 million.

If commodity prices were to remain at September 30, 2020 levels, approximately $13.4 million of deferred gains, net of tax, would be reclassified into earnings during the next twelve months. The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

We use interest rate swaps as a means of minimizing cash flow fluctuations that may arise from volatility in interest rates of our variable-rate borrowings. In April 2016, we entered into three tranches of forward starting interest rate swaps whereby we agreed to pay fixed rates to the counterparties who, in turn, pay us floating rates on $1,100.0 million, $900.0 million, and $400.0 million of our underlying floating-rate debt obligations. Each tranche’s term length was for twelve months beginning on December 31, 2016, 2017 and 2018, respectively. We designated the swaps as cash flow hedges of the risk of changes in interest payments associated with our variable-rate borrowings. In July 2019, we terminated the remaining interest rate swap. For the three and nine months ended September 30, 2019, $1.8 million and $4.3 million, respectively, of income was recorded to interest expense on the accompanying condensed statements of operations related to these swap agreements.

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

In April 2016, we entered into interest rate swaps on $250.0 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to the counterparties who, in turn, pay us fixed rates.  In October 2016, we entered into interest rate swaps on an additional $250.0 million of our underlying fixed-rate debt obligations, whereby we agreed to pay variable rates to the counterparties who, in turn, pay us fixed rates.  We designated the April 2016 and October 2016 interest rate swap agreements as fair value hedges of the risk of changes in the value of fixed-rate debt due to changes in interest rates for a portion of our fixed-rate borrowings. In August 2019, we terminated the April 2016 and October 2016 interest rate swaps. For the three and nine months ended September 30, 2019, $0.9 million and $2.6 million, respectively, of expense was recorded to interest expense on the accompanying condensed statements of operations related to these swap agreements.

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

The following table summarizes the location and fair value of the derivative instruments on our condensed balance sheets. The table disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis before giving effect to master netting arrangements:

	September 30, 2020	December 31, 2019	September 30, 2019
	($ in millions)
Asset derivatives:
Other current assets
Derivatives designated as hedging instruments:
Commodity contracts - gains	$20.6	$1.8	$—
Commodity contracts - losses	(2.9)	(0.5)	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts - gains	2.4	1.1	1.0
Foreign exchange contracts - losses	(1.0)	(0.5)	(0.2)
Total other current assets	19.1	1.9	0.8
Other assets
Derivatives designated as hedging instruments:
Commodity contracts - gains	6.7	0.8	0.1
Commodity contracts - losses	(0.1)	(0.1)	—
Total other assets	6.6	0.7	0.1
Total asset derivatives(1)	$25.7	$2.6	$0.9
Liability derivatives:
Accrued liabilities
Derivatives designated as hedging instruments:
Commodity contracts - losses	$0.1	$18.0	$19.1
Commodity contracts - gains	—	(0.2)	(0.8)
Derivatives not designated as hedging instruments:
Foreign exchange contracts - losses	1.4	1.4	1.2
Foreign exchange contracts - gains	(0.8)	(0.2)	(0.3)
Total accrued liabilities	0.7	19.0	19.2
Other liabilities
Derivatives designated as hedging instruments:
Commodity contracts - losses	—	1.8	3.0
Commodity contracts - gains	—	—	(0.3)
Total other liabilities	—	1.8	2.7
Total liability derivatives(1)	$0.7	$20.8	$21.9

(1)	Does not include the impact of cash collateral received from or provided to counterparties.

The following table summarizes the effects of derivative instruments on our condensed statements of operations:

		Amount of Gain (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Gain (Loss)	2020	2019	2020	2019
Derivatives – Cash Flow Hedges		($ in millions)
Recognized in other comprehensive loss:
Commodity contracts	———	$26.0	$(12.4)	$20.8	$(40.1)
Interest rate contracts	———	—	0.1	—	(1.0)
		$26.0	$(12.3)	$20.8	$(41.1)
Reclassified from accumulated other comprehensive loss into income:
Interest rate contracts	Interest expense	$—	$1.8	$—	$4.3
Commodity contracts	Cost of goods sold	(0.1)	(10.8)	(21.0)	(21.8)
		$(0.1)	$(9.0)	$(21.0)	$(17.5)
Derivatives – Fair Value Hedges
Interest rate contracts	Interest expense	$—	$(0.9)	$—	$(2.6)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Selling and administration	$9.6	$(1.4)	$16.7	$(4.4)

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

Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceeds a specific threshold. If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability. As of September 30, 2020, December 31, 2019 and September 30, 2019, this threshold was not exceeded. In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.

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

Determining which hierarchical level an asset or liability falls within requires significant judgment. We evaluate our hierarchy disclosures each quarter. The following table summarizes the assets and liabilities measured at fair value in the condensed balance sheets:

	Fair Value Measurements
Balance at September 30, 2020	Level 1	Level 2	Level 3	Total
Assets	($ in millions)
Commodity contracts	$—	$24.3	$—	$24.3
Foreign exchange contracts	—	1.4	—	1.4
Total assets	$—	$25.7	$—	$25.7
Liabilities
Commodity contracts	$—	$0.1	$—	$0.1
Foreign exchange contracts	—	0.6	—	0.6
Total liabilities	$—	$0.7	$—	$0.7
Balance at December 31, 2019
Assets
Commodity contracts	$—	$2.0	$—	$2.0
Foreign exchange contracts	—	0.6	—	0.6
Total assets	$—	$2.6	$—	$2.6
Liabilities
Commodity contracts	$—	$19.6	$—	$19.6
Foreign exchange contracts	—	1.2	—	1.2
Total liabilities	$—	$20.8	$—	$20.8
Balance at September 30, 2019
Assets
Commodity contracts	$—	$0.1	$—	$0.1
Foreign exchange contracts	—	0.8	—	0.8
Total assets	$—	$0.9	$—	$0.9
Liabilities
Commodity contracts	$—	$21.0	$—	$21.0
Foreign exchange contracts	—	0.9	—	0.9
Total liabilities	$—	$21.9	$—	$21.9

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

	Fair Value Measurements				Amount recorded on balance sheets
	Level 1	Level 2	Level 3	Total
	($ in millions)
Balance at September 30, 2020	$—	$3,925.7	$153.0	$4,078.7	$3,960.7
Balance at December 31, 2019	—	3,417.5	153.0	3,570.5	3,340.8
Balance at September 30, 2019	—	3,399.6	153.0	3,552.6	3,340.1

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by ASC 820. For the three months ended September 30, 2020, the carrying value of the Chlor Alkali Products and Vinyls and Epoxy reporting units’ goodwill was remeasured to fair value on a nonrecurring basis. The fair value of each reporting unit was calculated utilizing an income approach. The income approach uses a discounted cash flow model that requires various observable and nonobservable inputs, such as prices, volumes, expenses, capital expenditures, discount rates and projected long-term growth rates and terminal values. The resulting fair value Level 3 estimates were less than the reporting units’ carrying value which resulted in pre-tax goodwill impairment charge of $699.8 million. As part of our impairment analysis, the fair value of all reporting units was reconciled to the company’s market capitalization. See Note 7 “Goodwill and Intangibles” for additional information on the goodwill impairment. There were no other assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2020, December 31, 2019 and September 30, 2019.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Background

We are a leading vertically-integrated global manufacturer and distributor of chemical products and a leading United States (U.S.) manufacturer of ammunition. Our operations are concentrated in three business segments: Chlor Alkali Products and Vinyls, Epoxy and Winchester. All of our business segments are capital intensive manufacturing businesses. Chlor Alkali Products and Vinyls operating rates are closely tied to the general economy. Each segment has a commodity element to it, and therefore, our ability to influence pricing is quite limited on the portion of the segment’s business that is strictly commodity.

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

Executive Summary

COVID-19

The 2019 Novel Coronavirus (COVID-19) global pandemic, and the various governmental, business and consumer responses to this pandemic, significantly impacted our results during 2020. We have taken measures to protect the health and safety of our employees, work with our customers and suppliers to minimize potential disruptions and support our communities during this global pandemic. Our operations are among businesses that have been considered “essential” by government and public health authorities. We are following all federal, state and local health department guidelines and the costs associated with these safety procedures were not material.  We continue to safely maintain plant operations and focus on business continuity. All Olin manufacturing facilities worldwide continue to operate, with the exception of those undergoing planned maintenance turnarounds.

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

We have initiated several on-going actions that we believe will partially mitigate the impact of economic decline on our financial performance, but also enhance our position, financially and structurally, to take advantage of the eventual global economic recovery. Several of these actions and our liquidity resources are summarized below:

•	Our cash and cash equivalents as of September 30, 2020 were $282.7 million. We have no required bond repayments until August 2022.

•
In May 2020, we entered into a $1,300.0 million senior secured credit facility (Senior Secured Credit Facility) that amended our existing $2,000.0 million senior credit facility, which provides additional flexibility under our restrictive compliance covenants. The facility includes a senior secured revolving credit facility (Senior Revolving Credit Facility) with aggregate commitments in an amount equal to $800.0 million, of which we have $799.6 million available to us at September 30, 2020, and a senior secured delayed-draw term loan facility (Delayed Draw Term Loan Facility) with aggregate commitments of $500.0 million, which can be used for general corporate purposes. In October 2020, we drew the $500.0 million and used the proceeds to call a portion of the 9.75% senior notes due 2023 (2023 Notes).

•	In May 2020, we issued $500.0 million 9.50% senior notes due 2025 (2025 Notes). Proceeds from the 2025 Notes provided additional liquidity and were used for general corporate purposes.

•
During 2020, we amended our Receivables Financing Agreement to expand the borrowing capacity to $250.0 million and had borrowed $125.0 million as of September 30, 2020. We also have the ability to increase our accounts receivable factoring arrangements, which ultimately can accelerate the timing of cash receipts and enhance our cash position. The Receivables Financing Agreement and accounts receivable factoring arrangements do not impact our Senior Secured Credit Facility debt ratio covenants.

•
We are executing a strategy to improve our working capital and manage our balance sheet to maximize our financial flexibility. During 2020, Olin expects to reduce working capital by approximately $150 million, which includes an approximately $75 million investment in working capital to support Lake City operations.

•	We are forecasting capital spending to be in the $275 million range in 2020, which is approximately $110 million lower than prior year levels.

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

2020 Overview

Net loss was $736.8 million and $936.9 million for the three and nine months ended September 30, 2020, respectively, compared to net income of $44.2 million and $65.9 million, respectively, for the comparable prior year periods. The net loss for both the three and nine months ended September 30, 2020 included a goodwill impairment charge of $699.8 million. The negative results as compared to the prior year were also due to lower Chlor Alkali Products and Vinyls and Epoxy segments results, primarily due to lower pricing and volumes. Partially offsetting the lower Chemicals segment results were higher Winchester segment results.

Chlor Alkali Products and Vinyls reported segment income of $37.8 million and segment loss of $53.5 million for the three and nine months ended September 30, 2020, respectively. Chlor Alkali Products and Vinyls segment results were lower than in the comparable prior year periods primarily due to lower pricing, primarily caustic soda and ethylene dichloride (EDC), and lower volumes. These decreases were partially offset by lower costs, including raw materials and operating costs. Chlor Alkali Products and Vinyls segment results included depreciation and amortization expense of $112.1 million and $122.2 million for the three months ended September 30, 2020 and 2019, respectively, and $339.1 million and $360.8 million for the nine months ended September 30, 2020 and 2019, respectively.

During 2019, North America caustic soda price contract indices decreased $90 per ton and caustic soda export price indices decreased approximately $160 per metric ton. During the first half of 2020, North America caustic soda price contract indices increased $65 per ton and caustic soda export price indices increased approximately $130 per metric ton. During the third quarter of 2020, North America caustic soda price contract indices decreased $40 per ton and caustic soda export price indices decreased $110 per metric ton. During August 2020, a caustic soda price increase of $40 per ton and a chlorine price increase of $80 per ton were announced. In October 2020, an additional chlorine price increase of $100 per ton was announced. These price increases are in the process of being implemented and while the extent to which these price increases are achieved is uncertain, the majority of the benefits, if realized, would impact fourth quarter 2020 and first quarter 2021 results.

Epoxy reported segment income of $14.9 million and $13.6 million for the three and nine months ended September 30, 2020, respectively. Epoxy segment results were lower than in the comparable prior year periods primarily due to lower product prices and volumes, partially offset by lower costs, primarily raw materials. Epoxy segment results included depreciation and amortization expense of $23.9 million and $26.9 million for the three months ended September 30, 2020 and 2019, respectively, and $67.0 million and $79.2 million for the nine months ended September 30, 2020 and 2019, respectively.

Winchester reported segment income of $21.0 million and $47.5 million for the three and nine months ended September 30, 2020, respectively. Winchester segment results were higher than in the comparable prior year periods primarily due to higher commercial ammunition volumes and higher product prices. These improvements were partially offset by $5.7 million and $12.3 million for the three and nine months ended September 30, 2020, respectively, of transition costs related to the Lake City U.S. Army Ammunition Plant (Lake City) contract. Winchester segment results included depreciation and amortization expense of $5.0 million and $5.2 million for the three months ended September 30, 2020 and 2019, respectively, and $14.7 million and $15.2 million for the nine months ended September 30, 2020 and 2019, respectively.

Subsequent Events

On October 1, 2020, Winchester assumed full management and operational control of the Lake City facility in Independence, Missouri.  The U.S. Army selected Winchester to operate and manage the Lake City facility in September 2019.  The contract has an initial term of seven years and may be extended by the U.S. Army for up to three additional years.

On October 15, 2020, Olin redeemed $600.0 million of the outstanding 9.75% senior notes due 2023. The 2023 Notes were redeemed at 102.438% of the principal amount of the 2023 Notes, resulting in a redemption premium of $14.6 million. The 2023 Notes were redeemed by drawing $500.0 million of the Delayed Draw Term Loan Facility along with utilizing $114.6 million of cash on hand.

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in millions, except per share data)
Sales	$1,437.6	$1,576.6	$4,103.9	$4,722.9
Cost of goods sold	1,307.4	1,357.6	3,917.3	4,168.6
Gross margin	130.2	219.0	186.6	554.3
Selling and administration	112.7	110.8	309.1	314.8
Restructuring charges	1.3	4.9	4.7	12.7
Goodwill impairment	699.8	—	699.8	—
Other operating (expense) income	(0.2)	0.1	(0.1)	0.3
Operating (loss) income	(683.8)	103.4	(827.1)	227.1
Interest expense	74.6	63.9	207.1	179.2
Interest income	0.1	0.2	0.4	0.7
Non-operating pension income	4.9	4.1	14.4	12.2
Other income	—	—	—	11.2
Income (loss) before taxes	(753.4)	43.8	(1,019.4)	72.0
Income tax (benefit) provision	(16.6)	(0.4)	(82.5)	6.1
Net (loss) income	$(736.8)	$44.2	$(936.9)	$65.9
Net (loss) income per common share:
Basic	$(4.67)	$0.27	$(5.94)	$0.40
Diluted	$(4.67)	$0.27	$(5.94)	$0.40

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Sales for the three months ended September 30, 2020 were $1,437.6 million compared to $1,576.6 million in the same period last year, a decrease of $139.0 million, or 9%. Chlor Alkali Products and Vinyls sales decreased by $121.2 million, primarily due to lower caustic soda and EDC pricing and lower volumes. Epoxy sales decreased by $35.5 million, primarily due to lower product prices. Winchester sales increased by $17.7 million compared to the prior year, primarily due to increased commercial ammunition volumes and prices.

Gross margin decreased $88.8 million for the three months ended September 30, 2020 compared to the prior year. Chlor Alkali Products and Vinyls gross margin decreased by $76.6 million, primarily due to lower caustic soda and EDC pricing and lower volumes, partially offset by lower costs, including raw materials and operating costs. Epoxy gross margin decreased by $12.4 million, primarily due to lower product prices and an unfavorable product mix, partially offset by lower costs, primarily raw materials. Winchester gross margin increased by $12.9 million, primarily due to higher commercial ammunition volumes and prices. Gross margin was also impacted by higher environmental costs of $13.3 million.  Gross margin as a percentage of sales decreased to 9% in 2020 from 14% in 2019.

Selling and administration expenses for the three months ended September 30, 2020 were $112.7 million, an increase of $1.9 million from the prior year. The increase was primarily due to transition costs relating to the Lake City contract of $5.7 million. These costs were partially offset by lower salaries and benefits of $2.5 million and lower travel-related expenses of $1.9 million. Selling and administration expenses for the three months ended September 30, 2020 and 2019 included costs associated with the Information Technology Project of $25.5 million and $24.5 million, respectively. Selling and administration expenses as a percentage of sales increased to 8% in 2020 from 7% in 2019.

Restructuring charges for the three months ended September 30, 2020 and 2019 of $1.3 million and $4.9 million, respectively, were primarily associated with the March 2016 closure of 433,000 tons of chlor alkali capacity across three separate locations.

Goodwill impairment includes non-cash pretax impairment charges of $557.6 million related to the Chlor Alkali Products and Vinyls segment and $142.2 million million related to the Epoxy segment.

Interest expense increased by $10.7 million for the three months ended September 30, 2020, primarily due to a higher level of debt outstanding and higher interest rates. Interest expense for the three months ended September 30, 2020 and 2019 was reduced by capitalized interest of $1.3 million and $3.0 million, respectively. Interest expense for the three months ended September 30, 2019 included $4.4 million of accretion expense related to the 2020 ethylene payment discount.

Non-operating pension income includes all components of pension and other postretirement income (costs) other than service costs.

The effective tax rate for the three months ended September 30, 2020 included a benefit associated with prior year tax positions and an expense from a net increase in the valuation allowance related to foreign tax credits. These factors resulted in a net $1.7 million tax expense. For the three months ended September 30, 2020, a tax benefit of $10.8 million was recognized associated with the $699.8 million goodwill impairment charge.  After giving consideration to these items, including the goodwill impairment charge on Olin’s loss before taxes, the effective tax rate for the three months ended September 30, 2020 of 14.0% was lower than the 21% U.S. federal statutory rate primarily due to foreign income inclusions and a net increase in the valuation allowance related to losses in foreign jurisdictions partially offset by state taxes, foreign income taxes and favorable permanent salt depletion deductions. The effective tax rate for the three months ended September 30, 2019 included a benefit associated with the finalization of the Internal Revenue Service (IRS) review of years 2013 to 2015 U.S. income tax claims, a benefit associated with stock-based compensation, a benefit associated with prior year tax positions, a benefit from foreign tax law changes, a benefit from the remeasurement of deferred taxes due to a decrease in our state effective tax rates, an expense from a change in tax contingencies and an expense from a net increase in the valuation allowance related to state deferred tax assets. These factors resulted in a net $24.0 million tax benefit. After giving consideration to these items, the effective tax rate for the three months ended September 30, 2019 of 53.9% was higher than the 21% U.S. federal statutory rate, primarily due to state taxes, foreign income taxes and foreign income inclusions and a net increase in the valuation allowance related to losses in foreign jurisdictions, partially offset by favorable permanent salt depletion deductions.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Sales for the nine months ended September 30, 2020 were $4,103.9 million compared to $4,722.9 million in the same period last year, a decrease of $619.0 million, or 13%. Chlor Alkali Products and Vinyls sales decreased by $491.5 million, primarily due to lower caustic soda and EDC pricing and lower volumes. Epoxy sales decreased by $203.7 million, primarily due to lower product prices and lower volumes. Winchester sales increased by $76.2 million compared to the prior year primarily due to increased commercial ammunition volumes.

Gross margin decreased $367.7 million for the nine months ended September 30, 2020 compared to the prior year. Chlor Alkali Products and Vinyls gross margin decreased by $361.4 million, primarily due to lower caustic soda and EDC pricing and lower volumes, partially offset by lower costs, primarily raw materials. Epoxy gross margin decreased by $32.2 million, primarily due to lower product prices and volumes, partially offset by lower raw material costs. Winchester gross margin increased by $26.5 million, primarily due to higher sales volumes. Gross margin as a percentage of sales decreased to 5% in 2020 from 12% in 2019.

Selling and administration expenses for the nine months ended September 30, 2020 were $309.1 million, a decrease of $5.7 million from the prior year. The decrease was primarily due to lower salaries and benefits of $6.8 million, lower management incentive compensation expense of $6.1 million, which includes mark-to-market adjustments on stock-based compensation expense, and lower travel-related expenses of $6.1 million. These decreases were partially offset by transition costs relating to the Lake City contract contract of $12.3 million. Selling and administration expenses for the nine months ended September 30, 2020 and 2019 included costs associated with the Information Technology Project of $60.6 million and $60.1 million, respectively. Selling and administration expenses as a percentage of sales increased to 8% in 2020 from 7% in 2019.

Restructuring charges for the nine months ended September 30, 2020 and 2019 of $4.7 million and $12.7 million, respectively, were primarily associated with the March 2016 closure of 433,000 tons of chlor alkali capacity across three separate locations.

Goodwill impairment includes non-cash pretax impairment charges of $557.6 million related to the Chlor Alkali Products and Vinyls segment and $142.2 million related to the Epoxy segment.

Interest expense increased by $27.9 million for the nine months ended September 30, 2020, primarily due to a higher level of debt outstanding and higher interest rates. Interest expense for the nine months ended September 30, 2020 and 2019 included $4.0 million and $12.6 million, respectively, of accretion expense related to the 2020 ethylene payment discount. Interest expense for the nine months ended September 30, 2020 and 2019 was reduced by capitalized interest of $5.5 million and $8.7 million, respectively.

Non-operating pension income includes all components of pension and other postretirement income (costs) other than service costs.

Other income for the nine months ended September 30, 2019 included a gain of $11.2 million on the sale of our equity interest in a non-consolidated affiliate.

The effective tax rate for the nine months ended September 30, 2020 included a benefit associated with prior year tax positions, an expense associated with stock-based compensation, an expense from a net increase in the valuation allowance related to foreign tax credits and an expense from a change in tax contingencies. These factors resulted in a net $2.8 million tax expense. For the nine months ended September 30, 2020, a tax benefit of $10.8 million was recognized associated with the $699.8 million goodwill impairment charge.  After giving consideration to these items, including the goodwill impairment charge on Olin’s loss before taxes, the effective tax rate for the nine months ended September 30, 2020 of 23.3% was higher than the 21% U.S. federal statutory rate primarily due to state taxes, foreign income taxes and favorable permanent salt depletion deductions, partially offset by foreign income inclusions and a net increase in the valuation allowance related to losses in foreign jurisdictions. The effective tax rate for the nine months ended September 30, 2019 included a benefit associated with the finalization of the IRS review of years 2013 to 2015 U.S. income tax claims, a benefit associated with stock-based compensation, a benefit associated with prior year tax positions, a benefit from foreign tax law changes, a benefit from the remeasurement of deferred taxes due to a decrease in our state effective tax rates, a benefit from a net decrease in the valuation allowance related to state deferred tax assets and an expense from a change in tax contingencies. These factors resulted in a net $24.3 million tax benefit. After giving consideration to these items, the effective tax rate for the nine months ended September 30, 2019 of 42.2% was higher than the 21% U.S. federal statutory rate primarily due to state taxes, foreign income taxes and foreign income inclusions and a net increase in the valuation allowance related to losses in foreign jurisdictions, partially offset by favorable permanent salt depletion deductions.

Segment Results

We define segment results as income (loss) before interest expense, interest income, goodwill impairment charges, other operating income (expense), non-operating pension income, other income and income taxes. We have three operating segments: Chlor Alkali Products and Vinyls, Epoxy and Winchester. The three operating segments reflect the organization used by our management for purposes of allocating resources and assessing performance. Chlorine used in our Epoxy segment is transferred at cost from the Chlor Alkali Products and Vinyls segment. Sales and profits are recognized in the Chlor Alkali Products and Vinyls segment for all caustic soda generated and sold by Olin.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales:	($ in millions)
Chlor Alkali Products and Vinyls	$755.1	$876.3	$2,166.2	$2,657.7
Epoxy	476.1	511.6	1,350.7	1,554.4
Winchester	206.4	188.7	587.0	510.8
Total sales	$1,437.6	$1,576.6	$4,103.9	$4,722.9
Income (loss) before taxes:
Chlor Alkali Products and Vinyls	$37.8	$112.7	$(53.5)	$303.8
Epoxy	14.9	24.2	13.6	38.6
Winchester	21.0	13.9	47.5	33.1
Corporate/other:
Environmental (expense) income(1)	(12.5)	0.8	(17.9)	(18.2)
Other corporate and unallocated costs(2)	(43.7)	(43.4)	(112.2)	(117.8)
Restructuring charges	(1.3)	(4.9)	(4.7)	(12.7)
Goodwill impairment	(699.8)	—	(699.8)	—
Other operating (expense) income	(0.2)	0.1	(0.1)	0.3
Interest expense(3)	(74.6)	(63.9)	(207.1)	(179.2)
Interest income	0.1	0.2	0.4	0.7
Non-operating pension income	4.9	4.1	14.4	12.2
Other income(4)	—	—	—	11.2
Income (loss) before taxes	$(753.4)	$43.8	$(1,019.4)	$72.0

(1)	Environmental (expense) income for the nine months ended September 30, 2019 included $4.8 million of an environmental insurance-related settlement gain.

(2)
In 2017, we began a multi-year implementation of new enterprise resource planning, manufacturing and engineering systems, and related infrastructure (collectively, the Information Technology Project). Other corporate and unallocated costs included costs associated with the implementation of the Information Technology Project for the three months ended September 30, 2020 and 2019 of $25.5 million and $24.5 million, respectively, and for the nine months ended September 30, 2020 and 2019 of $60.6 million and $60.1 million, respectively.

(3)
Interest expense included $4.4 million for the three months ended September 30, 2019, and $4.0 million and $12.6 million for the nine months ended September 30, 2020 and 2019, respectively, related to the 2020 ethylene payment discount.

(4)	Other income for the nine months ended September 30, 2019 included a gain of $11.2 million on the sale of our equity interest in a non-consolidated affiliate.

Chlor Alkali Products and Vinyls

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Chlor Alkali Products and Vinyls sales for the three months ended September 30, 2020 were $755.1 million compared to $876.3 million for the same period in 2019, a decrease of $121.2 million, or 14%. The sales decrease was primarily due to lower caustic soda and EDC pricing and lower volumes.

Chlor Alkali Products and Vinyls segment income was $37.8 million for the three months ended September 30, 2020 compared to $112.7 million for the same period in 2019, a decrease of $74.9 million, or 66%. The decrease in Chlor Alkali Products and Vinyls segment results was primarily due to lower product prices ($88.5 million), primarily caustic soda and EDC, and lower volumes ($23.8 million). Partially offsetting these decreases were lower raw material costs ($21.4 million) and lower maintenance turnaround and operating costs ($16.0 million). Chlor Alkali Products and Vinyls segment results included depreciation and amortization expense of $112.1 million and $122.2 million for the three months ended September 30, 2020 and 2019, respectively.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Chlor Alkali Products and Vinyls sales for the nine months ended September 30, 2020 were $2,166.2 million compared to $2,657.7 million for the same period in 2019, a decrease of $491.5 million, or 18%. The sales decrease was primarily due to lower caustic soda and EDC pricing and lower volumes.

Chlor Alkali Products and Vinyls segment loss was $53.5 million for the nine months ended September 30, 2020 compared to segment income of $303.8 million for the same period in 2019, a decrease of $357.3 million, or 118%. The decrease in Chlor Alkali Products and Vinyls segment results was primarily due to lower product prices ($346.8 million), primarily caustic soda and EDC, and lower volumes ($133.2 million), primarily caustic soda. Partially offsetting these decreases were lower raw material costs ($76.9 million) and lower maintenance turnaround and operating costs ($45.8 million). Chlor Alkali Products and Vinyls segment results included depreciation and amortization expense of $339.1 million and $360.8 million for the nine months ended September 30, 2020 and 2019, respectively.

Epoxy

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Epoxy sales for the three months ended September 30, 2020 were $476.1 million compared to $511.6 million for the same period in 2019, a decrease of $35.5 million, or 7%. The sales decrease was primarily due to lower product prices ($62.6 million) partially offset by increased volumes ($25.8 million) and a favorable effect of foreign currency translation ($1.3 million).

Epoxy segment income was $14.9 million for the three months ended September 30, 2020 compared to $24.2 million for the same period in 2019, a decrease of $9.3 million, or 38%. The decrease in segment results was primarily due to lower product prices ($62.6 million) and an unfavorable product mix ($9.1 million), partially offset by lower raw material costs ($67.7 million), primarily benzene and propylene. Epoxy results were also negatively impacted by higher operating costs ($5.3 million). A significant percentage of our Euro denominated sales are of products manufactured within Europe.  As a result, the impact of foreign currency translation on revenue is primarily offset by the impact of foreign currency translation on raw materials and manufacturing costs also denominated in Euros.  Epoxy segment results included depreciation and amortization expense of $23.9 million and $26.9 million for the three months ended September 30, 2020 and 2019, respectively.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Epoxy sales for the nine months ended September 30, 2020 were $1,350.7 million compared to $1,554.4 million for the same period in 2019, a decrease of $203.7 million, or 13%. The sales decrease was primarily due to lower product prices ($170.6 million), decreased volumes ($16.8 million) and an unfavorable effect of foreign currency translation ($16.3 million).

Epoxy segment income was $13.6 million for the nine months ended September 30, 2020 compared to $38.6 million for the same period in 2019, a decrease of $25.0 million, or 65%. The decrease in segment results was primarily due to lower product prices ($170.6 million) and decreased volumes and an unfavorable product mix ($23.8 million), partially offset by lower raw material costs ($142.3 million), primarily benzene and propylene. The Epoxy segment earnings were also negatively affected by a first quarter force majeure declaration by a European phenol supplier, which reduced epoxy resin and epoxy resin precursor production, and Epoxy manufacturing plant closures and operating reductions in Asia due to COVID-19 ($10.0 million). Epoxy results were also positively impacted by lower operating costs ($37.1 million). A significant percentage of our Euro denominated sales are of products manufactured within Europe.  As a result, the impact of foreign currency translation on revenue is primarily offset by the impact of foreign currency translation on raw materials and manufacturing costs also denominated in Euros.  Epoxy segment results included depreciation and amortization expense of $67.0 million and $79.2 million for the nine months ended September 30, 2020 and 2019, respectively.

Winchester

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Winchester sales were $206.4 million for the three months ended September 30, 2020 compared to $188.7 million for the same period in 2019, an increase of $17.7 million, or 9%. The increase was due to higher ammunition sales to commercial customers ($21.4 million), partially offset by lower sales to military customers and law enforcement agencies ($3.7 million).

Winchester segment income was $21.0 million for the three months ended September 30, 2020 compared to $13.9 million for the same period in 2019, an increase of $7.1 million, or 51%. The increase in segment results was due to higher product pricing ($7.5 million) and increased sales volumes ($6.2 million). These improvements were partially offset by transition costs relating to the Lake City contract ($5.7 million) and higher operating costs ($0.9 million). Winchester segment income included depreciation and amortization expense of $5.0 million and $5.2 million for the three months ended September 30, 2020 and 2019, respectively.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Winchester sales were $587.0 million for the nine months ended September 30, 2020 compared to $510.8 million for the same period in 2019, an increase of $76.2 million, or 15%. The increase was due to higher ammunition sales to commercial customers ($74.1 million) and military customers and law enforcement agencies ($2.1 million).

Winchester segment income was $47.5 million for the nine months ended September 30, 2020 compared to $33.1 million for the same period in 2019, an increase of $14.4 million, or 44%. The increase in segment results was due to increased sales volumes ($16.8 million) and higher product pricing ($10.5 million). These improvements were partially offset by transition costs relating to the Lake City contract ($12.3 million) and higher operating costs ($0.6 million). Winchester segment income included depreciation and amortization expense of $14.7 million and $15.2 million for the nine months ended September 30, 2020 and 2019, respectively.

Corporate/Other

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

For the three months ended September 30, 2020, charges to income for environmental investigatory and remedial activities were $12.5 million compared to credits to income of $0.8 million for the three months ended September 30, 2019. These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the three months ended September 30, 2020, other corporate and unallocated costs were $43.7 million compared to $43.4 million for the three months ended September 30, 2019, an increase of $0.3 million. The increase was primarily due to higher legal and legal-related settlement expenses of $1.9 million, partially offset by a favorable effect of foreign currency translation of $1.2 million, lower salary and benefit costs of $0.8 million and lower travel-related expenses of $0.7 million. Other corporate and unallocated costs included costs associated with the implementation of the Information Technology Project for the three months ended September 30, 2020 and 2019 of $25.5 million and $24.5 million, respectively.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

For the nine months ended September 30, 2020, charges to income for environmental investigatory and remedial activities were $17.9 million compared to $18.2 million for the nine months ended September 30, 2019. These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites. The nine months ended September 30, 2019 includes a $4.8 million environmental insurance-related settlement gain.

For the nine months ended September 30, 2020, other corporate and unallocated costs were $112.2 million compared to $117.8 million for the nine months ended September 30, 2019, a decrease of $5.6 million. The decrease was primarily due to lower salary and benefit costs of $3.3 million, decreased management incentive expense of $2.2 million, which includes mark-to-market adjustments on stock-based compensation expense, lower travel-related expenses of $1.8 million and a favorable effect of foreign currency translation of $1.3 million. These decreases were partially offset by higher legal and legal-related settlement expenses of $2.6 million. Other corporate and unallocated costs included costs associated with the implementation of the Information Technology Project for the nine months ended September 30, 2020 and 2019 of $60.6 million and $60.1 million, respectively.

Outlook

The COVID-19 global pandemic, and the various governmental, business and consumer responses to this pandemic, significantly impacted our results during 2020. The spread of the pandemic and the associated response has caused significant disruptions in the U.S. and global economies, resulting in the disruption of the supply and demand fundamentals of our Chemicals businesses. We still believe there is a high degree of economic uncertainty in the global markets in which we participate and we believe the steps we have taken and will continue to take to enhance our capital structure and liquidity have strengthened our ability to operate through the current conditions. We continue to work with our customers, employees, suppliers and communities to address the impacts of COVID-19 and we continue to assess possible implications to our business, supply chain and customers; however, we are unable to estimate the full effects of the COVID-19 outbreak on our financial condition, liquidity, results of operations, suppliers, industry, and work force.

The Chlor Alkali Products and Vinyls and Epoxy businesses remain challenged by the current economic conditions. Fourth quarter 2020 results for the Chemicals businesses are forecast lower than the third quarter 2020 due to expected lower volumes, partially offset by higher selling prices. In the fourth quarter, we expect sequential chlorine, epoxy resins, bleach, ethylene dichloride and chlorinated organics pricing improvement, partially offset by lower caustic soda pricing. We also expect volumes in fourth quarter 2020 to be sequentially lower than third quarter 2020 based on customer year-end inventory reductions.

We expect our Winchester segment to benefit from improved commercial ammunition pricing during the fourth quarter of 2020 compared to the third quarter of 2020. We also expect to benefit from the Lake City contract beginning in the fourth quarter. During 2020, we expect to incur approximately $15 million of transition costs and approximately $75 million associated with an initial working capital investment for the Lake City contract. The contract is expected to increase Winchester’s annual revenue by $450 million to $550 million and segment earnings by approximately $50 million.

Other Corporate and Unallocated costs in 2020 are expected to be comparable to the $156.3 million in 2019. Costs associated with the Information Technology Project in 2020 are also expected to be comparable to 2019. The Information Technology Project was substantially completed during the third quarter 2020.

During 2020, we anticipate environmental expenses to be in the $20 million to $25 million range compared to $25.3 million in 2019, excluding the $4.8 million of insurance recoveries. We do not believe that there will be additional recoveries of environmental costs incurred and expensed in prior periods during 2020.

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

In 2020, we currently expect our capital spending to be in the $275 million range, including the investment associated with the Information Technology Project of approximately $40 million. We expect 2020 depreciation and amortization expense to be in the $575 million range.

We currently believe the 2020 effective tax rate will be in the 25% range, excluding the impact of the third quarter 2020 goodwill impairment charge. We expect cash taxes could be a source of cash up to $10 million, as refunds from prior years’ U.S. federal taxes are partially offset by tax payments in foreign jurisdictions.

Environmental Matters

Environmental provisions charged (credited) to income, which are included in costs of goods sold, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in millions)
Provisions charged (credited) to income	$12.5	$(0.8)	$17.9	$23.0
Recoveries for costs incurred and expensed	—	—	—	(4.8)
Environmental expense (income)	$12.5	$(0.8)	$17.9	$18.2

Provisions charged (credited) to income for the nine months ended September 30, 2019 include $4.8 million of recoveries associated with resolving outstanding third party claims against the proceeds from a 2018 environmental insurance settlement.

Our liabilities for future environmental expenditures were as follows:

	September 30,
	2020	2019
	($ in millions)
Balance at beginning of year	$139.0	$125.6
Charges to income	17.9	23.0
Remedial and investigatory spending	(10.1)	(8.7)
Foreign currency translation adjustments	(0.1)	0.2
Balance at end of period	$146.7	$140.1

Environmental investigatory and remediation activities spending was associated with former waste disposal sites and past manufacturing operations. Spending in 2020 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be approximately $14 million. Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we expect to incur to protect our interests against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $9.0 million at September 30, 2020. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and operation, maintenance and monitoring (OM&M) expenses that, in our experience, we expect to incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M. Charges to income for investigatory and remedial efforts were material to our operating results in 2019 and may be material to our operating results in 2020.

The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $146.7 million, $139.0 million and $140.1 million at September 30, 2020, December 31, 2019 and September 30, 2019, respectively, of which $129.7 million, $122.0 million and $123.1 million, respectively, were classified as other noncurrent liabilities. These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities.

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

Legal Matters and Contingencies

Olin and Oxy Vinyls, L.P. (Oxy) have a long-term chlorine supply agreement, which is the subject of a pricing dispute. The dispute is pending in the United States District Court for the Southern District of Texas, and we currently anticipate trial will be scheduled for fourth quarter 2020 or first quarter 2021. Any additional losses related to this contract dispute are not currently estimable because of unresolved questions of fact and law but, if resolved unfavorably to Olin, they could have a material adverse effect on our results of operations.

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

We, and our subsidiaries, are defendants in various other legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities. As of September 30, 2020, December 31, 2019 and September 30, 2019, our condensed balance sheets included accrued liabilities for these other legal actions of $13.0 million, $12.4 million and $13.2 million, respectively. These liabilities do not include costs associated with legal representation. Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these other legal actions will materially adversely affect our financial position, cash flows or results of operations. In connection with the October 5, 2015 acquisition of Dow’s U.S. Chlor Alkali and Vinyl, Global Chlorinated Organics and Global Epoxy businesses, the prior owner of the businesses retained liabilities related to litigation to the extent arising prior to October 5, 2015.

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

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data

	Nine Months Ended September 30,
	2020	2019
Provided By (Used For)	($ in millions)
Net operating activities	$305.3	$416.6
Capital expenditures	(223.3)	(271.8)
Payments under long-term supply contracts	(536.8)	—
Proceeds from disposition of non-consolidated affiliate	—	20.0
Net investing activities	(760.1)	(251.8)
Long-term debt borrowings, net	620.7	80.9
Common stock repurchased and retired	—	(135.6)
Debt issuance costs	(9.9)	(14.4)
Net financing activities	516.6	(166.1)

Operating Activities

For the nine months ended September 30, 2020, cash provided by operating activities decreased by $111.3 million from the nine months ended September 30, 2019, primarily due to a decrease in operating results, partially offset by a decrease in the investment in working capital from the prior year. For the nine months ended September 30, 2020, working capital decreased $179.2 million compared to an increase of $79.9 million for the nine months ended September 30, 2019. Receivables decreased by $57.0 million from December 31, 2019, primarily as a result of lower sales during 2020. Inventories decreased by $90.5 million from December 31, 2019, primarily as a result of lower raw material costs and lower Winchester inventory due to improved commercial ammunition demand. Accounts payable and accrued liabilities increased $52.9 million as a result of specific actions taken by management to improve Olin’s working capital. During 2020, Olin expects to reduce working capital by approximately $150 million, which includes an approximately $75 million investment in working capital to support Lake City operations.

Investing Activities

Capital spending of $223.3 million for the nine months ended September 30, 2020 was $48.5 million lower than the corresponding period in 2019. For the total year 2020, we expect our capital spending to be in the $275 million range, which is expected to include $40 million for the Information Technology Project. For the total year 2020, depreciation and amortization expense is forecast to be in the $575 million range.

During 2017, we began a multi-year implementation of the Information Technology Project. The project standardizes business processes across the Chemicals businesses with the objective of maximizing cost effectiveness, efficiency and control across our global operations. The project is substantially completed. Total capital spending is forecast to be $220 million and associated expenses are forecast to be $190 million, including duplicate information technology costs being incurred during the transition.  Our results for the nine months ended September 30, 2020 included $36.8 million of capital spending and $60.6 million of expenses associated with this project. Our results for the nine months ended September 30, 2019 included $53.3 million of capital spending and $60.1 million of expenses associated with this project.

For the nine months ended September 30, 2020, a payment of $461.0 million was made associated with long-term supply contracts to reserve additional ethylene at producer economics from Dow and a payment of $75.8 million was made associated with the resolution of a dispute over the allocation to Olin of certain capital costs incurred at our Plaquemine, LA site after the Closing Date of the Acquisition.

On January 1, 2019, we sold our 9.1% limited partnership interest in Bay Gas for $20.0 million. The sale closed on February 7, 2019 which resulted in a gain of $11.2 million.

Financing Activities

For the nine months ended September 30, 2020, we had long-term debt borrowings, net of $620.7 million, which primarily included $497.5 million from the issuance of the 2025 Notes and $125.0 million under our Receivables Financing Agreement.

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

For the nine months ended September 30, 2019, we repurchased and retired 6.0 million shares with a total cost of $135.6 million.

For the nine months ended September 30, 2020, we paid debt issuance costs of $9.9 million, primarily for the issuance of the 2025 Notes and amendments to our Senior Secured Credit Facility and Receivables Financing Agreement. For the nine months ended September 30, 2019, we paid debt issuance costs of $14.4 million, primarily for the issuance of the 2029 Notes and the 2019 refinancing of our senior credit facility.

We issued less than 0.1 million and 0.1 million shares representing stock options exercised for the nine months ended September 30, 2020 and 2019, respectively, with a total value of $0.5 million and $1.5 million, respectively.

The percent of total debt to total capitalization increased to 72.9% as of September 30, 2020 from 58.0% as of December 31, 2019 as a result of a higher level of debt outstanding and lower shareholders’ equity primarily resulting from the goodwill impairment charge.

In the first three quarters of 2020 and 2019, we paid a quarterly dividend of $0.20 per share. Dividends paid for the nine months ended September 30, 2020 and 2019, were $94.7 million and $98.5 million, respectively. On October 22, 2020, our board of directors declared a dividend of $0.20 per share on our common stock, payable on December 10, 2020 to shareholders of record on November 10, 2020.

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

On October 15, 2020, Olin redeemed $600.0 million of the outstanding 9.75% senior notes due 2023. The 2023 Notes were redeemed at 102.438% of the principal amount of the 2023 Notes, resulting in a redemption premium of $14.6 million.

The 2023 Notes were redeemed by drawing $500.0 million of the Delayed Draw Term Loan Facility along with utilizing $114.6 million of cash on hand.

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

The Senior Revolving Credit Facility includes a $100.0 million letter of credit subfacility. At September 30, 2020, we had $799.6 million available under our $800.0 million Senior Revolving Credit Facility because we had issued $0.4 million of letters of credit.  The Delayed Draw Term Loan Facility is available on a delayed basis in up to three draws to be made on or prior to November 29, 2020.

Under the Senior Secured Credit Facility, we may select various floating-rate borrowing options. The actual interest rate paid on borrowings under the Senior Secured Credit Facility is based on a pricing grid which is dependent upon the net leverage ratio as calculated under the terms of the applicable facility for the prior fiscal quarter.  The Senior Secured Credit Facility includes various customary restrictive covenants, including restrictions related to the ratio of secured debt to earnings before interest expense, taxes, depreciation and amortization (secured leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  The calculation of secured debt in our secured leverage ratio excludes borrowings under the Receivables Financing Agreement, up to a maximum of $250.0 million. As of September 30, 2020, the only secured borrowings included in the secured leverage ratio were $153.0 million for our Go Zone and Recovery Zone bonds. Compliance with these covenants is determined quarterly. We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of September 30, 2020, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As a result of our restrictive covenant related to the secured leverage ratio, the maximum additional borrowings available to us could be limited in the future.  The limitation, if an amendment or waiver from our lenders is not obtained, could restrict our ability to borrow the maximum amounts available under the Senior Revolving Credit Facility and the Receivables Financing Agreement.  As of September 30, 2020, there were no covenants or other restrictions that limited our ability to borrow.

The overall increase in cash for the nine months ended September 30, 2020 primarily reflects our borrowings under the 2025 Notes and Receivables Financing Agreement and a decrease in working capital, partially offset by our payments under long-term supply contracts, capital spending and dividends paid. We believe, based on current and projected levels of cash flow from our operations, together with our cash and cash equivalents on hand and the availability to borrow under our Senior Revolving Credit Facility, Delayed Draw Term Loan Facility, Receivables Financing Agreement and AR Facilities, we have sufficient liquidity to meet our short-term and long-term needs to make required payments of interest on our debt, fund our operating needs, working capital and our capital expenditure requirements.

On April 26, 2018, our board of directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $500.0 million.  This program will terminate upon the purchase of $500.0 million of our common stock. There were no shares repurchased for the nine months ended September 30, 2020. For the nine months ended September 30, 2019, 6.0 million shares were repurchased and retired at a cost of $135.6 million. As of September 30, 2020, we had repurchased a total of $195.9 million of our common stock, representing 10.1 million shares, and $304.1 million of common stock remained authorized to be repurchased.

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

On July 16, 2019, our existing $250.0 million Receivables Financing Agreement was extended to July 15, 2022 and downsized to $10.0 million with the option to expand (Receivables Financing Agreement). During the nine months ended September 30, 2020, we amended the Receivables Financing Agreement to expand the borrowing capacity to $250.0 million. The Receivables Financing Agreement includes a minimum borrowing requirement of 50% of the facility limit or available borrowing capacity, whichever is lesser, beginning on October 1, 2020. The administrative agent for our Receivables Financing Agreement is PNC Bank, National Association.  Under the Receivables Financing Agreement, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the Receivables Financing Agreement incorporates the secured leverage covenant that is contained in the Senior Secured Credit Facility. As of September 30, 2020, $325.1 million of our trade receivables were pledged as collateral. As of September 30, 2020, we had $125.0 million drawn with $115.8 million of additional borrowing capacity available under the Receivables Financing Agreement. As of December 31, 2019 and September 30, 2019, we had zero drawn under the Receivables Financing Agreement.

Olin also has trade accounts receivable factoring arrangements (AR Facilities) and pursuant to the terms of the AR Facilities, certain of our subsidiaries may sell their accounts receivable up to a maximum of $315.0 million. We will continue to service the outstanding accounts sold. These receivables qualify for sales treatment under ASC 860 and, accordingly, the proceeds are included in net cash provided by operating activities in the condensed statements of cash flows. The gross amount of receivables sold for the nine months ended September 30, 2020 and 2019 totaled $614.9 million and $778.9 million, respectively.  The factoring discount paid under the AR Facilities is recorded as interest expense on the condensed statements of operations. The factoring discount was $0.2 million and $0.8 million for the three months ended September 30, 2020 and 2019, respectively, and $1.2 million and $2.3 million for the nine months ended September 30, 2020 and 2019, respectively. The agreements are without recourse and therefore no recourse liability has been recorded as of September 30, 2020, December 31, 2019 and September 30, 2019.  As of September 30, 2020, December 31, 2019 and September 30, 2019, $93.1 million, $63.1 million and $107.4 million, respectively, of receivables qualifying for sales treatment were outstanding and will continue to be serviced by us.

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

For the nine months ended September 30, 2020, cash provided by operating activities decreased by $111.3 million from the nine months ended September 30, 2019, primarily due to a decrease in operating results, partially offset by a decrease in the investment in working capital from the prior year. For the nine months ended September 30, 2020, working capital decreased $179.2 million compared to an increase of $79.9 million for the nine months ended September 30, 2019. Receivables decreased by $57.0 million from December 31, 2019, primarily as a result of lower sales during 2020. Inventories decreased by $90.5 million from December 31, 2019, primarily as a result of lower raw material costs and lower Winchester inventory due to improved commercial ammunition demand. Accounts Payable and Accrued Liabilities increased $52.9 million as a result of specific actions taken by management to improve Olin’s working capital. During 2020, Olin expects to reduce working capital by approximately $150 million, which includes an approximately $75 million investment in working capital to support Lake City operations.

Capital spending of $223.3 million for the nine months ended September 30, 2020 was $48.5 million lower than the corresponding period in 2019. For the total year 2020, we expect our capital spending to be in the $275 million range, which is expected to include $40 million for the Information Technology Project. For the total year 2020, depreciation and amortization expense is forecast to be in the $575 million range.

At September 30, 2020, we had total letters of credit of $79.1 million outstanding, of which $0.4 million were issued under our Senior Revolving Credit Facility. The letters of credit were used to support certain long-term debt, certain workers compensation insurance policies, certain plant closure and post-closure obligations, certain international payment obligations and certain international pension funding requirements.

Our current debt structure is used to fund our business operations. As of September 30, 2020, we had long-term borrowings, including the current installment and finance lease obligations, of $3,960.7 million, of which $280.9 million were at variable rates. Included within long-term borrowings on the condensed balance sheets were deferred debt issuance costs, unamortized bond original issue discount and deferred losses on fair value interest rate swaps. Commitments from banks under our Senior Revolving Credit Facility, Delayed Draw Term Loan Facility, Receivables Financing Agreement and AR Facilities are additional sources of liquidity.

Supplemental Guarantor Financial Information

Olin Corporation (the Parent Issuer) issued $500.0 million aggregate principal amount of 9.50% senior notes due 2025, $500.0 million aggregate principal amount of 5.125% senior notes due 2027, $750.0 million aggregate principal amount of 5.625% senior notes due 2029 and $550.0 million aggregate principal amount of 5.00% senior notes due 2030 (collectively, the Senior Notes) which are wholly and unconditionally guaranteed by Sunbelt Chlor Alkali Partnership, Olin Chlorine 7, LLC, Blue Cube Operations, LLC, Pioneer America LLC, Olin Winchester, LLC and Winchester Ammunition, Inc. (collectively, the Subsidiary Guarantors) and Blue Cube Spinco LLC (the Subsidiary Issuer). The Subsidiary Guarantors and Subsidiary Issuer are fully consolidated subsidiaries of the Parent Issuer. The Subsidiary Issuer issued $720.0 million aggregate principal amount of 9.75% senior notes due 2023 and $500.0 million aggregate principal amount of 10.00% senior notes due 2025 (collectively, the Blue Cube Notes), which are wholly and unconditionally guaranteed by Olin Corporation (the Parent Guarantor) along with the Subsidiary Guarantors. All guarantees are joint and several. This financial information is being presented in relation to the guarantees of the payment of principal, interest and premium (if any) on the Senior Notes and Blue Cube Notes.

The guarantees are subject to release upon the occurrence of certain customary release covenants, including, but not limited to, (i) the sale or other disposition, including the sale of substantially all of the assets or the capital stock, of the applicable subsidiary guarantor, (ii) the release, discharge or other termination of the debt (or the guarantee thereof) which triggered the applicable guarantee requirement, (iii) the legal defeasance, covenant defeasance or discharge of the applicable indenture or (iv) the subsidiary guarantor no longer being a restricted subsidiary under the applicable indenture. There are no significant organizational structure factors, limitations on enforceability of the guarantees, additional restrictions imposed on dividends or other significant factors that would affect payments to the holders of the Senior Notes or Blue Cube Notes.

The following tables present summarized financial information of the Parent Guarantor, Subsidiary Guarantors, Parent Issuer and Subsidiary Issuer on a combined basis after elimination of (i) intercompany transactions and balances among the guarantors and issuers and (ii) equity (loss) in earnings from and investments in any subsidiary that is a non-guarantor subsidiary or issuer.

Nine Months Ended September 30, 2020
Summarized Statement of Operations	($ in millions)
Sales	$3,039.6
Gross margin	93.1
Operating loss	(734.9)
Loss before income taxes	(919.7)
Net loss	(833.5)

	September 30, 2020	December 31, 2019
Summarized Balance Sheets	($ in millions)
Assets
Other current assets	$903.7	$884.5
Non-current assets due from non-guarantor subsidiaries	288.8	420.4
Other non-current assets	5,505.7	6,259.1
Liabilities
Current liabilities due to non-guarantor subsidiaries	$761.6	$738.0
Other current liabilities	782.4	718.7
Other non-current liabilities	5,078.4	5,118.4

Off-Balance Sheet Arrangements

Purchasing commitments are utilized in our normal course of business for our projected needs. We have supply contracts with various third parties for certain raw materials including ethylene, electricity, propylene and benzene. These agreements are maintained through long-term cost based contracts that provide us with a reliable supply of key raw materials.

New Accounting Standards

In March 2020, the U.S. Securities and Exchange Commission issued final rule 33-10762, “Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities.” In October 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-09, “Amendments Pursuant to SEC Release No. 33-10762,” which amends ASC 470, Debt, for this rule. This rule simplifies the disclosure requirements related to registered securities under Rule 3-10 of Regulation S-X by modifying criteria to qualify for an exception to the requirement that an entity file separate financial statements for subsidiary issuers and guarantors. The rule also reduces and, in some cases, eliminates the disclosures an entity must provide in lieu of the subsidiary’s audited financial statements and allows disclosures to be summarized and included within Management’s Discussion and Analysis of Financial Condition and Results of Operations. The rule requires certain enhanced narrative disclosures, including the terms and conditions of the guarantees and how the legal obligations of the issuer and guarantor, as well as other factors, may affect payments to holders of the debt securities. The final rule is effective on January 4, 2021, with earlier application permitted. We adopted the provisions of this rule during the third quarter of 2020 which did not have a material impact on our consolidated financial statements. The adoption of this rule resulted in summarizing our supplemental guarantor financial information in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” which creates a new topic, ASC 848 “Reference Rate Reform.”  This update provides optional guidance to ease the potential accounting burden associated with transition away from reference rates that are expected to be discontinued at the end of 2021, at which time financial institutions will no longer be required to report information that is currently used to determine the London Interbank Offered Rate (LIBOR) and other reference rates.  This update allows companies to treat contract amendments to existing contracts for the purpose of establishing a new reference rate as continuations of those contracts without additional analysis, as long as the modification was made to establish a new reference rate.  This update applies prospectively to contract modifications.  The optional guidance was effective on March 12, 2020 and can be adopted beginning January 1, 2020 or any date thereafter until December 31, 2022, at which time the optional guidance can no longer be applied to contract amendments to existing contracts. We adopted the provisions of this update on January 1, 2020 and will apply this guidance prospectively to contract modifications that are entered into for the purpose of establishing a new reference rate.  We are currently evaluating the prospective impact on our consolidated financial statements; however, for the three and nine months ended September 30, 2020, the adoption of this update did not have a material impact on our consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” which amends ASC 350. This update will simplify the measurement of goodwill impairment by eliminating Step 2 from the goodwill impairment test. This update will require an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The update does not modify the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This update is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The guidance in this update is applied on a prospective basis, with earlier application permitted. We adopted this update on January 1, 2020, see Note 7 “Goodwill and Intangibles” for additional information.

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

Energy costs, including electricity and natural gas, and certain raw materials used in our production processes are subject to price volatility. Depending on market conditions, we may enter into futures contracts, forward contracts, commodity swaps and put and call option contracts in order to reduce the impact of commodity price fluctuations. As of September 30, 2020, we maintained open positions on commodity contracts with a notional value totaling $203.5 million ($174.6 million at December 31, 2019 and $167.6 million at September 30, 2019). Assuming a hypothetical 10% increase in commodity prices which are currently hedged, as of September 30, 2020, we would experience a $20.4 million ($17.5 million at December 31, 2019 and $16.8 million at September 30, 2019) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.

We transact business in various foreign currencies other than the USD which exposes us to movements in exchange rates which may impact revenue and expenses, assets and liabilities and cash flows. Our significant foreign currency exposure is denominated with European currencies, primarily the Euro, although exposures also exist in other currencies of Asia Pacific, Latin America, Middle East and Africa. For all derivative positions, we evaluated the effects of a 10% shift in exchange rates between those currencies and the USD, holding all other assumptions constant. Unfavorable currency movements of 10% would negatively affect the fair values of the derivatives held to hedge currency exposures by $24.6 million. These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Our current debt structure is used to fund business operations, and commitments from banks under our Senior Revolving Credit Facility, Delayed Draw Term Loan, Receivables Financing Agreement and AR Facilities are additional sources of liquidity. As of September 30, 2020, December 31, 2019 and September 30, 2019, we had long-term borrowings, including current installments and finance lease obligations, of $3,960.7 million, $3,340.8 million and $3,340.1 million, respectively, of which $280.9 million, $155.9 million and $155.9 million at September 30, 2020, December 31, 2019 and September 30, 2019, respectively, were issued at variable rates. Included within long-term borrowings on the condensed balance sheets were deferred debt issuance costs, unamortized bond original issue discount and deferred losses on fair value interest rate swaps.

Assuming no changes in the $280.9 million of variable-rate debt levels from September 30, 2020, we estimate that a hypothetical change of 100-basis points in the LIBOR interest rates would impact annual interest expense by $2.8 million.

Our interest rate swaps reduced interest expense by $0.9 million and $1.7 million for the three and nine months ended September 30, 2019, respectively.

If the actual changes in commodities, foreign currency, or interest pricing is substantially different than expected, the net impact of commodity risk, foreign currency risk, or interest rate risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

Item 4. Controls and Procedures.

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

In 2017, we began a multi-year implementation of new enterprise resource planning, manufacturing, and engineering systems. The project includes the required information technology infrastructure (collectively, the Information Technology Project).  Implementing the Information Technology Project involves significant changes in business processes and extensive organizational training.  During the third quarter of 2020, we implemented portions of the Information Technology Project to support and integrate significant processes, some of which relate to internal control over financial reporting and disclosure controls and procedures.  We believe we have taken and will continue to take the necessary steps to implement, monitor and maintain appropriate internal controls during the Information Technology Project transition period.  In connection with the Information Technology Project, we expect there will be a significant redesign of our business processes, some of which relate to internal control over financial reporting and disclosure controls.  Other than the aforementioned Information Technology Project, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not Applicable.

(b)	Not Applicable.

(c)
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2020	—	$—	—
August 1-31, 2020	—	—	—
September 1-30, 2020	—	—	—
Total				304,075,829	(1)

(1)
On April 26, 2018, our board of directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $500.0 million.  This program will terminate upon the purchase of $500.0 million of our common stock. Through September 30, 2020, 10,072,741 shares had been repurchased at a total value of $195,924,171 and $304,075,829 of common stock remained available for purchase under the program.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

Exhibit	Exhibit Description
4.1	Seventh Supplemental Indenture dated September 30, 2020 between Olin Corporation and U. S. Bank National Association, as trustee, governing the Senior Notes
4.2
Second Supplemental Indenture dated September 18, 2020 between Blue Cube Spinco LLC, as issuer, Olin Corporation, as guarantor, and U. S. Bank National Association, as trustee, governing the 9.75% Senior Notes due 2023

4.3
Second Supplemental Indenture dated September 18, 2020 between Blue Cube Spinco LLC, as issuer, Olin Corporation, as guarantor, and U. S. Bank National Association, as trustee, governing the 10.00% Senior Notes due 2025

4.4	First Supplemental Indenture dated September 30, 2020 between Olin Corporation and U. S. Bank National Association, as trustee, governing the 9.50% Senior Notes due 2025
10.1	Amendment to Cooperation Agreement dated October 1, 2020 among Olin Corporation and Sachem Head Capital Management LP—Exhibit 10.1 to Olin’s Form 8-K filed October 2, 2020*
11	Computation of Per Share Earnings (included in Note 8 “Earnings Per Share” to Notes to Condensed Financial Statements in Item 1)
22	List of Guarantors and Subsidiary Issuers of Guaranteed Securities as of September 30, 2020
31.1	Section 302 Certification Statement of Chief Executive Officer
31.2	Section 302 Certification Statement of Chief Financial Officer
32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded in the Exhibit 101 Interactive Data Files)
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

Date: November 5, 2020