Form 10-Q
period 2021-03-31
OLIN Corp
filed 2021-04-28
CIK 74303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

As of March 31, 2021, 159,205,037 shares of the registrant’s common stock were outstanding.

Part I — Financial Information

Item 1.  Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets
(In millions, except per share data)
(Unaudited)

	March 31, 2021	December 31, 2020	March 31, 2020
Assets
Current assets:
Cash and cash equivalents	$259.9	$189.7	$194.5
Receivables, net	963.7	770.9	802.9
Income taxes receivable	13.4	15.1	19.9
Inventories, net	679.5	674.7	667.5
Other current assets	96.5	66.7	54.5
Total current assets	2,013.0	1,717.1	1,739.3
Property, plant and equipment (less accumulated depreciation of $3,804.4, $3,719.8 and $3,373.8)	3,073.4	3,171.0	3,282.7
Operating lease assets, net	383.6	360.7	366.5
Deferred income taxes	11.1	11.2	39.6
Other assets	1,171.0	1,191.3	1,205.3
Intangible assets, net	381.0	399.4	431.4
Goodwill	1,420.1	1,420.2	2,119.6
Total assets	$8,453.2	$8,270.9	$9,184.4
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$42.1	$26.3	$2.0
Accounts payable	716.6	729.2	668.1
Income taxes payable	13.4	10.7	7.4
Current operating lease liabilities	78.7	74.7	76.6
Accrued liabilities	367.4	358.0	811.8
Total current liabilities	1,218.2	1,198.9	1,565.9
Long-term debt	3,706.0	3,837.5	3,489.5
Operating lease liabilities	310.5	291.6	295.0
Accrued pension liability	699.8	733.3	778.0
Deferred income taxes	492.3	443.2	449.9
Other liabilities	329.8	315.6	317.0
Total liabilities	6,756.6	6,820.1	6,895.3
Commitments and contingencies
Shareholders’ equity:
Common stock, $1.00 par value per share: authorized, 240.0 shares; issued and outstanding, 159.2, 158.0 and 157.8 shares	159.2	158.0	157.8
Additional paid-in capital	2,164.3	2,137.8	2,122.8
Accumulated other comprehensive loss	(683.7)	(689.9)	(821.1)
Retained earnings (accumulated deficit)	56.8	(155.1)	829.6
Total shareholders’ equity	1,696.6	1,450.8	2,289.1
Total liabilities and shareholders’ equity	$8,453.2	$8,270.9	$9,184.4

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Operations
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Sales	$1,918.8	$1,425.1
Operating expenses:
Cost of goods sold	1,423.8	1,374.2
Selling and administration	106.9	96.7
Restructuring charges	6.9	1.7
Operating income (loss)	381.2	(47.5)
Interest expense	84.5	63.1
Interest income	0.1	0.1
Non-operating pension income	9.3	4.6
Income (loss) before taxes	306.1	(105.9)
Income tax provision (benefit)	62.5	(25.9)
Net income (loss)	$243.6	$(80.0)
Net income (loss) per common share:
Basic	$1.54	$(0.51)
Diluted	$1.51	$(0.51)
Average common shares outstanding:
Basic	158.6	157.8
Diluted	160.8	157.8

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$243.6	$(80.0)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	(11.4)	(9.0)
Unrealized gains (losses) on derivative contracts, net	7.0	(17.9)
Amortization of prior service costs and actuarial losses, net	10.6	9.2
Total other comprehensive income (loss), net of tax	6.2	(17.7)
Comprehensive income (loss)	$249.8	$(97.7)

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Common Stock
Balance at beginning of year	$158.0	$157.7
Common stock issued for:
Stock options exercised	1.2	—
Other transactions	—	0.1
Balance at end of period	$159.2	$157.8
Additional Paid-In Capital
Balance at beginning of year	$2,137.8	$2,122.1
Common stock issued for:
Stock options exercised	24.5	0.5
Other transactions	1.4	2.8
Stock-based compensation	0.6	(2.6)
Balance at end of period	$2,164.3	$2,122.8
Accumulated Other Comprehensive Loss
Balance at beginning of year	$(689.9)	$(803.4)
Other comprehensive income (loss)	6.2	(17.7)
Balance at end of period	$(683.7)	$(821.1)
Retained Earnings
Balance at beginning of year	$(155.1)	$941.1
Net income (loss)	243.6	(80.0)
Common stock dividends paid	(31.7)	(31.5)
Balance at end of period	$56.8	$829.6
Total Shareholders’ Equity	$1,696.6	$2,289.1

Dividends declared per share of common stock	$0.20	$0.20
The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net income (loss)	$243.6	$(80.0)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used for) operating activities:
Stock-based compensation	2.0	0.2
Depreciation and amortization	145.2	146.5
Deferred income taxes	51.6	(6.5)
Qualified pension plan contributions	(0.1)	(0.1)
Qualified pension plan income	(7.3)	(2.8)
Change in:
Receivables	(207.1)	(66.1)
Income taxes receivable/payable	4.6	(18.3)
Inventories	(10.7)	24.3
Other current assets	12.2	(32.7)
Accounts payable and accrued liabilities	(3.3)	(7.7)
Other assets	8.2	—
Other noncurrent liabilities	11.2	(2.0)
Other operating activities	1.0	(2.7)
Net operating activities	251.1	(47.9)
Investing Activities
Capital expenditures	(51.2)	(95.9)
Net investing activities	(51.2)	(95.9)
Financing Activities
Long-term debt:
Borrowings	365.0	225.0
Repayments	(485.2)	(75.4)
Stock options exercised	25.7	0.5
Dividends paid	(31.7)	(31.5)
Debt issuance costs	(3.1)	(0.4)
Net financing activities	(129.3)	118.2
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(0.8)
Net increase (decrease) in cash and cash equivalents	70.2	(26.4)
Cash and cash equivalents, beginning of year	189.7	220.9
Cash and cash equivalents, end of period	$259.9	$194.5
Cash paid for interest and income taxes:
Interest, net	$98.2	$58.5
Income taxes, net of refunds	$4.7	$2.5
Non-cash investing activities:
Decrease in capital expenditures included in accounts payable and accrued liabilities	$28.9	$25.4

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

We have prepared the condensed financial statements included herein, without audit, pursuant to the rules and regulations of the United States (U.S.) Securities and Exchange Commission (SEC). The preparation of the financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. In our opinion, these financial statements reflect all adjustments (consisting only of normal accruals), which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures are appropriate. We recommend that you read these condensed financial statements in conjunction with the financial statements, accounting policies and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020. Certain reclassifications were made to prior year amounts to conform to the 2021 presentation.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (ASU 2020-04) which creates a new topic, Accounting Standards Codification (ASC) 848 “Reference Rate Reform.”  Subsequent to the issuance of ASU 2020-04, ASC 848 was amended by ASU 2021-01, “Scope” which amended and clarified the application and scope of the aforementioned update. This update provides optional guidance to ease the potential accounting burden associated with transition away from reference rates that are expected to be discontinued at the end of 2021, at which time financial institutions will no longer be required to report information that is currently used to determine the London Interbank Offered Rate (LIBOR) and other reference rates.  This update allows companies to treat contract amendments to existing contracts for the purpose of establishing a new reference rate as continuations of those contracts without additional analysis, as long as the modification was made to establish a new reference rate.  This update applies prospectively to contract modifications.  The optional guidance was effective on March 12, 2020 and can be adopted beginning January 1, 2020 or any date thereafter until December 31, 2022, at which time the optional guidance can no longer be applied to contract amendments to existing contracts. We adopted the provisions of this update on January 1, 2020 and will apply this guidance prospectively to contract modifications that are entered into for the purpose of establishing a new reference rate.  We are currently evaluating the prospective impact on our consolidated financial statements; however, for the three months ended March 31, 2021, this update did not have a material impact on our consolidated financial statements.

NOTE 3. RESTRUCTURING CHARGES

On March 15, 2021, we announced that we had made the decision to permanently close approximately 50% of our diaphragm-grade chlor alkali capacity, representing 200,000 tons, at our McIntosh, AL facility (McIntosh Plan). The closure was completed in the first quarter of 2021. For the three months ended March 31, 2021, we recorded pretax restructuring charges of $4.4 million for lease and other contract termination costs related to this action. We expect to incur additional restructuring charges through 2022 of approximately $5 million related to this action.

On January 18, 2021, we announced that we had made the decision to permanently close our trichloroethylene and anhydrous hydrogen chloride liquefaction facilities in Freeport, TX (collectively, Freeport 2021 Plan), before the end of 2021. For the three months ended March 31, 2021, we recorded pretax restructuring charges of $1.3 million for facility exit costs related to these actions. We expect to incur additional restructuring charges through 2023 of approximately $23 million related to these actions.

On December 11, 2019, we announced that we had made the decision to permanently close a chlor alkali plant with a capacity of 230,000 tons and our vinylidene chloride (VDC) production facility, both in Freeport, TX (collectively, Freeport 2019 Plan).  The VDC facility was closed during fourth quarter of 2020. The related chlor alkali plant closure is expected to be completed in second quarter of 2021.  For the three months ended March 31, 2021, we recorded pretax restructuring charges of $0.8 million for facility exit costs related to these actions. We expect to incur additional restructuring charges through 2025 of approximately $45 million related to these actions.

On March 21, 2016, we announced that we had made the decision to close a combined total of 433,000 tons of chlor alkali capacity across three separate locations (collectively, Chlor Alkali 2016 Plan). Associated with this action, we have permanently closed our Henderson, NV chlor alkali plant with 153,000 tons of capacity and have reconfigured the site to manufacture bleach and distribute caustic soda and hydrochloric acid. Also, the capacity of our Niagara Falls, NY chlor alkali plant has been reduced from 300,000 tons to 240,000 tons and the chlor alkali capacity at our Freeport, TX facility was reduced by 220,000 tons. This 220,000 ton reduction was entirely from diaphragm cell capacity. For the three months ended March 31, 2021 and 2020, we recorded pretax restructuring charges of $0.4 million and $1.7 million, respectively, for facility exit costs, employee severance and related benefit costs and lease and other contract termination costs related to these actions. We expect to incur additional restructuring charges through 2021 of approximately $2 million related to these capacity reductions.

The following table summarizes the 2021 and 2020 activities by major component of these restructuring actions and the remaining balances of accrued restructuring costs as of March 31, 2021 and 2020:

	Employee severance and related benefit costs	Lease and other contract termination costs	Facility exit costs	Total
	($ in millions)
Balance at January 1, 2020	$—	$3.1	$—	$3.1
Restructuring charges	0.1	0.1	1.5	1.7
Amounts utilized	(0.1)	(0.2)	(1.5)	(1.8)
Balance at March 31, 2020	$—	$3.0	$—	$3.0
Balance at January 1, 2021	$1.8	$1.7	$—	$3.5
Restructuring charges	—	4.6	2.3	6.9
Amounts utilized	(0.4)	(0.1)	(2.3)	(2.8)
Balance at March 31, 2021	$1.4	$6.2	$—	$7.6

The following table summarizes the cumulative restructuring charges of these restructuring actions by major component through March 31, 2021:

	Chlor Alkali Products and Vinyls				Total
	McIntosh Plan	Freeport 2021 Plan	Freeport 2019 Plan	Chlor Alkali 2016 Plan
	($ in millions)
Write-off of equipment and facility	$—	$—	$58.9	$78.1	$137.0
Employee severance and related benefit costs	—	—	2.1	6.7	8.8
Facility exit costs	—	1.3	2.5	52.2	56.0
Employee relocation costs	—	—	—	1.7	1.7
Lease and other contract termination costs	4.4	—	—	42.4	46.8
Total cumulative restructuring charges	$4.4	$1.3	$63.5	$181.1	$250.3

As of March 31, 2021, we have incurred cash expenditures of $105.7 million and non-cash charges of $137.0 million related to these restructuring actions. The remaining balance of $7.6 million is expected to be paid out through 2031.

NOTE 4. ACCOUNTS RECEIVABLES

We maintain a $250.0 million Receivables Financing Agreement (Receivables Financing Agreement) that is scheduled to mature July 15, 2022. The Receivables Financing Agreement includes a minimum borrowing requirement of 50% of the facility limit or available borrowing capacity, whichever is lesser. The administrative agent for our Receivables Financing Agreement is PNC Bank, National Association.  Under the Receivables Financing Agreement, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the Receivables Financing Agreement incorporates the secured leverage covenant that is contained in the $1,615.0 million senior secured credit facility. As of March 31, 2021, $393.9 million of our trade receivables were pledged as collateral. As of March 31, 2021, we had $125.0 million drawn with $125.0 million of additional borrowing capacity available under the Receivables Financing Agreement. As of December 31, 2020 and March 31, 2020, we had $125.0 million and $150.0 million, respectively, drawn under the Receivables Financing Agreement.

Olin also has trade accounts receivable factoring arrangements (AR Facilities) and pursuant to the terms of the AR Facilities, certain of our domestic subsidiaries may sell their accounts receivable up to a maximum of $228.0 million and certain of our foreign subsidiaries may sell their accounts receivable up to a maximum of €35.3 million. We will continue to service the outstanding accounts sold.  These receivables qualify for sales treatment under ASC 860 “Transfers and Servicing” and, accordingly, the proceeds are included in net cash provided by operating activities in the condensed statements of cash flows.  The following table summarizes the AR Facilities activity:

	March 31,
	2021	2020
	($ in millions)
Balance at beginning of year	$48.8	$63.1
Gross receivables sold	312.0	262.0
Payments received from customers on sold accounts	(218.3)	(256.2)
Balance at end of period	$142.5	$68.9

The factoring discount paid under the AR Facilities is recorded as interest expense on the condensed statements of operations. The factoring discount was $0.4 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively. The agreements are without recourse and therefore no recourse liability had been recorded as of March 31, 2021, December 31, 2020 or March 31, 2020.

Our condensed balance sheets included an allowance for doubtful accounts receivables of $12.2 million, $12.3 million and $11.8 million and other receivables of $60.3 million, $62.4 million and $89.2 million at March 31, 2021, December 31, 2020 and March 31, 2020, respectively, which were included in receivables, net.

NOTE 5. INVENTORIES

Inventories consisted of the following:

	March 31, 2021	December 31, 2020	March 31, 2020
	($ in millions)
Supplies	$113.9	$113.8	$108.6
Raw materials	123.1	116.3	75.6
Work in process	134.3	133.2	106.4
Finished goods	366.2	359.6	419.5
Inventories excluding LIFO reserve	737.5	722.9	710.1
LIFO reserve	(58.0)	(48.2)	(42.6)
Inventories, net	$679.5	$674.7	$667.5

Inventories are valued at the lower of cost and net realizable value. For U.S. inventories, inventory costs are determined principally by the last-in, first-out (LIFO) method of inventory accounting while for international inventories, inventory costs are determined principally by the first-in, first-out (FIFO) method of inventory accounting. Cost for other inventories has been determined principally by the average-cost method (primarily operating supplies, spare parts and maintenance parts). Elements of costs in inventories included raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at March 31, 2021 reflect certain estimates relating to inventory quantities and costs at December 31, 2021. The replacement cost of our inventories would have been approximately $58.0 million, $48.2 million and $42.6 million higher than reported at March 31, 2021, December 31, 2020 and March 31, 2020, respectively.

NOTE 6. OTHER ASSETS

Included in other assets were the following:

	March 31, 2021	December 31, 2020	March 31, 2020
	($ in millions)
Supply contracts	$1,106.2	$1,122.9	$1,165.7
Other	64.8	68.4	39.6
Other assets	$1,171.0	$1,191.3	$1,205.3

We have entered into various arrangements for the long-term supply of ethylene and electricity. A payment of $461.0 million was made during the second quarter of 2020 associated with a previously executed option to reserve additional ethylene at producer economics from The Dow Chemical Company (Dow). The original liability was discounted and recorded at present value as of March 31, 2017. For the three months ended March 31, 2020, $4.0 million of interest expense was recorded for accretion on the 2020 payment liability discount.

Amortization expense of $17.5 million and $22.3 million for the three months ended March 31, 2021 and 2020, respectively, was recognized within cost of goods sold related to our long-term supply contracts and is reflected in depreciation and amortization on the condensed statements of cash flows. The long-term supply contracts are monitored for impairment each reporting period.

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill were as follows:

	Chlor Alkali Products and Vinyls	Epoxy	Total
	($ in millions)
Balance at January 1, 2020	$1,832.7	$287.0	$2,119.7
Foreign currency translation adjustment	(0.1)	—	(0.1)
Balance at March 31, 2020	$1,832.6	$287.0	$2,119.6
Balance at January 1, 2021(1)	$1,275.3	$144.9	$1,420.2
Foreign currency translation adjustment	(0.1)	—	(0.1)
Balance at March 31, 2021(1)	$1,275.2	$144.9	$1,420.1

(1)     The Chlor Alkali Products and Vinyls, Epoxy and total goodwill balances are net of $557.6 million, $142.2 million and $699.8 million of accumulated impairment losses recorded during the third quarter of 2020.

Intangible assets consisted of the following:

	March 31, 2021			December 31, 2020			March 31, 2020
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
	($ in millions)
Customers, customer contracts and relationships	$677.2	$(323.5)	$353.7	$681.0	$(312.5)	$368.5	$671.7	$(272.5)	$399.2
Trade name	—	—	—	—	—	—	7.0	(6.3)	0.7
Acquired technology	94.3	(68.2)	26.1	95.0	(65.3)	29.7	84.8	(54.5)	30.3
Other	1.8	(0.6)	1.2	1.8	(0.6)	1.2	1.8	(0.6)	1.2
Total intangible assets	$773.3	$(392.3)	$381.0	$777.8	$(378.4)	$399.4	$765.3	$(333.9)	$431.4

NOTE 8. EARNINGS PER SHARE

Basic and diluted net income (loss) per share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted net income (loss) per share reflects the dilutive effect of stock-based compensation.

	Three Months Ended March 31,
	2021	2020
Computation of Net Income (Loss) per Share	(In millions, except per share data)
Net income (loss)	$243.6	$(80.0)
Basic shares	158.6	157.8
Basic net income (loss) per share	$1.54	$(0.51)
Diluted shares:
Basic shares	158.6	157.8
Stock-based compensation	2.2	—
Diluted shares	160.8	157.8
Diluted net income (loss) per share	$1.51	$(0.51)

The computation of dilutive shares does not include 3.2 million and 10.5 million shares for the three months ended March 31, 2021 and 2020, respectively, as their effect would have been anti-dilutive.

NOTE 9. ENVIRONMENTAL

We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites. Environmental provisions charged to income, which are included in costs of goods sold, were as follows:

	Three Months Ended March 31,
	2021	2020
	($ in millions)
Provisions charged to income	$2.5	$2.6
Recoveries for costs incurred and expensed	(2.2)	—
Environmental expense	$0.3	$2.6

Environmental expense for the three months ended March 31, 2021 includes $2.2 million of insurance recoveries for environmental costs incurred and expensed in prior periods.  The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $147.2 million, $147.2 million and $139.1 million at March 31, 2021, December 31, 2020 and March 31, 2020, respectively, of which $128.2 million, $128.2 million and $122.1 million, respectively, were classified as other noncurrent liabilities.

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

NOTE 10. COMMITMENTS AND CONTINGENCIES

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

We, and our subsidiaries, are defendants in various other legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities. As of March 31, 2021, December 31, 2020 and March 31, 2020, our condensed balance sheets included accrued liabilities for these other legal actions of $13.8 million, $13.5 million and $12.0 million, respectively. These liabilities do not include costs associated with legal representation. Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these other legal actions will materially adversely affect our financial position, cash flows or results of operations.

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

There were no shares repurchased for both the three months ended March 31, 2021 and 2020. As of March 31, 2021, we had repurchased a total of $195.9 million of our common stock, representing 10.1 million shares, and $304.1 million of common stock remained authorized to be repurchased.

We issued 1.2 million and less than 0.1 million shares representing stock options exercised for the three months ended March 31, 2021 and 2020, respectively, with a total value of $25.7 million and $0.5 million, respectively.

The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation Adjustment (net of taxes)	Unrealized (Losses) Gains on Derivative Contracts (net of taxes)	Pension and Other Postretirement Benefits (net of taxes)	Accumulated Other Comprehensive Loss
	($ in millions)
Balance at January 1, 2020	$(8.4)	$(13.6)	$(781.4)	$(803.4)
Unrealized losses	(9.0)	(35.1)	—	(44.1)
Reclassification adjustments of losses into income	—	11.6	11.9	23.5
Tax benefit (provision)	—	5.6	(2.7)	2.9
Net change	(9.0)	(17.9)	9.2	(17.7)
Balance at March 31, 2020	$(17.4)	$(31.5)	$(772.2)	$(821.1)
Balance at January 1, 2021	$19.4	$21.4	$(730.7)	$(689.9)
Unrealized (losses) gains	(11.4)	122.0	—	110.6
Reclassification adjustments of (gains) losses into income	—	(112.8)	13.7	(99.1)
Tax provision	—	(2.2)	(3.1)	(5.3)
Net change	(11.4)	7.0	10.6	6.2
Balance at March 31, 2021	$8.0	$28.4	$(720.1)	$(683.7)

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

	Three Months Ended March 31,
	2021	2020
Sales:	($ in millions)
Chlor Alkali Products and Vinyls	$867.0	$759.9
Epoxy	662.6	477.2
Winchester	389.2	188.0
Total sales	$1,918.8	$1,425.1
Income (loss) before taxes:
Chlor Alkali Products and Vinyls	$271.1	$(34.3)
Epoxy	65.2	11.7
Winchester	85.1	10.5
Corporate/other:
Environmental expense	(0.3)	(2.6)
Other corporate and unallocated costs	(33.0)	(31.1)
Restructuring charges	(6.9)	(1.7)
Interest expense	(84.5)	(63.1)
Interest income	0.1	0.1
Non-operating pension income	9.3	4.6
Income (loss) before taxes	$306.1	$(105.9)

	Three Months Ended March 31,
	2021	2020
Sales by geography:	($ in millions)
Chlor Alkali Products and Vinyls
United States	$577.0	$533.9
Europe	29.5	30.2
Other foreign	260.5	195.8
Total Chlor Alkali Products and Vinyls	867.0	759.9
Epoxy
United States	158.3	158.8
Europe	320.0	194.4
Other foreign	184.3	124.0
Total Epoxy	662.6	477.2
Winchester
United States	365.0	174.1
Europe	3.8	2.5
Other foreign	20.4	11.4
Total Winchester	389.2	188.0
Total
United States	1,100.3	866.8
Europe	353.3	227.1
Other foreign	465.2	331.2
Total sales	$1,918.8	$1,425.1

	Three Months Ended March 31,
	2021	2020
Sales by product line:	($ in millions)
Chlor Alkali Products and Vinyls
Caustic soda	$347.0	$360.2
Chlorine, chlorine-derivatives and other co-products	520.0	399.7
Total Chlor Alkali Products and Vinyls	867.0	759.9
Epoxy
Aromatics and allylics	312.0	217.4
Epoxy resins	350.6	259.8
Total Epoxy	662.6	477.2
Winchester
Commercial	261.0	127.1
Military and law enforcement	128.2	60.9
Total Winchester	389.2	188.0
Total sales	$1,918.8	$1,425.1

NOTE 13. STOCK-BASED COMPENSATION

Stock-based compensation granted includes stock options, performance stock awards, restricted stock awards and deferred directors’ compensation. Stock-based compensation expense (benefit) was as follows:

	Three Months Ended March 31,
	2021	2020
	($ in millions)
Stock-based compensation	$4.7	$2.0
Mark-to-market adjustments	8.1	(3.0)
Total expense (benefit)	$12.8	$(1.0)

The fair value of each stock option granted, which typically vests ratably over three years, but not less than one year, was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Grant date	2021
Dividend yield	2.76%
Risk-free interest rate	0.94%
Expected volatility of Olin common stock	44%
Expected life (years)	7.0
Weighted-average grant fair value (per option)	$9.91
Weighted-average exercise price	$28.99
Options granted	1,087,000

Dividend yield was based on our current dividend yield as of the option grant date. Risk-free interest rate was based on zero coupon U.S. Treasury securities rates for the expected life of the options. Expected volatility of Olin common stock was based on our historical stock price movements, as we believe that historical experience is the best available indicator of the expected volatility. Expected life of the option grant was based on historical exercise and cancellation patterns, as we believe that historical experience is the best estimate of future exercise patterns.

Performance share awards are denominated in shares of our stock and are paid half in cash and half in stock. Payouts for performance share awards are based on two criteria: (1) 50% of the award is based on Olin’s total shareholder returns (TSR) over the applicable three-year performance cycle in relation to the TSR over the same period among a portfolio of public companies which are selected in concert with outside compensation consultants and (2) 50% of the award is based on Olin’s net income over the applicable three-year performance cycle in relation to the net income goal for such period as set by the compensation committee of Olin’s board of directors. The expense associated with performance shares is recorded based on our estimate of our performance relative to the respective target. The fair value of each performance stock award based on net income was estimated on the date of grant, using the current stock price. The fair value of each performance stock award based on TSR was estimated on the date of grant, using a Monte Carlo simulation model with the following weighted average assumptions:

Grant date	2021
Risk-free interest rate	0.23%
Expected volatility of Olin common stock	55%
Expected average volatility of peer companies	50%
Average correlation coefficient of peer companies	0.50
Expected life (years)	3.0
Grant date fair value (TSR based award)	$39.96
Grant date fair value (net income based award)	$28.99
Awards granted	248,700

Risk-free interest rate was based on zero coupon U.S. Treasury securities rates for the expected life of the performance stock awards. Expected volatility of Olin common stock and peer companies was based on historical stock price movements, as we believe that historical experience is the best available indicator of the expected volatility. The average correlation coefficient of peer companies was determined based on historical trends of Olin’s common stock price compared to the peer companies. Expected life of the performance stock award grant was based on historical exercise and cancellation patterns, as we believe that historical experience is the best estimate of future exercise patterns.

NOTE 14. DEBT

On March 31, 2021, Olin redeemed $315.0 million of the outstanding 10.00% senior notes due 2025 (2025 Notes). The 2025 Notes were redeemed at 105.0% of the principal amount of the 2025 Notes, resulting in a redemption premium of $15.8 million. The 2025 Notes were redeemed by drawing $315.0 million of the Delayed Draw Term Loan along with utilizing $15.8 million of cash on hand.

On January 15, 2021, Olin redeemed the remaining $120.0 million of the outstanding 9.75% senior notes due 2023 (2023 Notes). The 2023 Notes were redeemed at 102.438% of the principal amount of the 2023 Notes, resulting in a redemption premium of $2.9 million. The remaining 2023 Notes were redeemed by utilizing $122.9 million of cash on hand.

On February 24, 2021, we entered into a $1,615.0 million senior secured credit facility (Senior Secured Credit Facility) that amended our existing $1,300.0 million senior secured credit facility. The Senior Secured Credit Facility includes a senior secured delayed-draw term loan facility with aggregate commitments of $315.0 million (Delayed Draw Term Loan), a senior secured term loan facility with aggregate commitments of $500.0 million (2020 Term Loan and together with the Delayed Draw Term Loan, the Senior Secured Term Loans) and a senior secured revolving credit facility with aggregate commitments in an amount equal to $800.0 million (Senior Revolving Credit Facility). The maturity date for the Senior Secured Credit Facility is July 16, 2024. The amendment modified the pricing grid for the Senior Secured Credit Facility by reducing applicable interest rates on the borrowings under the facility.

On March 30, 2021, Olin drew the entire $315.0 million of the Delayed Draw Term Loan. The Senior Secured Term Loans include principal amortization amounts payable beginning June 30, 2021 at a rate of 1.25% per quarter through the end of 2022, increasing to 1.875% per quarter during 2023 and 2.50% per quarter thereafter until maturity. The Senior Revolving Credit Facility includes a $100.0 million letter of credit subfacility. At March 31, 2021, we had $799.6 million available under our $800.0 million Senior Revolving Credit Facility because we had issued $0.4 million of letters of credit.

Annual maturities of long-term debt at March 31, 2021, including finance lease obligations, are $31.6 million in 2021, $366.9 million in 2022, $62.1 million in 2023, $753.3 million in 2024, $688.1 million in 2025 and a total of $1,883.0 million thereafter.

For the three months ended March 31, 2021, we recognized interest expense of $4.8 million for the write-off of unamortized deferred debt issuance costs and deferred losses on fair value interest rate swaps related to the partial redemption of the 2025 Notes. For the three months ended March 31, 2021, we paid debt issuance costs of $3.1 million for the amendments to our Senior Secured Credit Facility.

Under the Senior Secured Credit Facility, we may select various floating rate borrowing options. The actual interest rate paid on borrowings under the Senior Secured Credit Facility is based on a pricing grid which is dependent upon the net leverage ratio as calculated under the terms of the applicable facility for the prior fiscal quarter.  The Senior Secured Credit Facility includes various customary restrictive covenants, including restrictions related to the ratio of secured debt to earnings before interest expense, taxes, depreciation and amortization (secured leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  The calculation of secured debt in our secured leverage ratio excludes borrowings under the Receivables Financing Agreement, up to a maximum of $250.0 million. As of March 31, 2021, the only secured borrowings included in the secured leverage ratio were $815.0 million for our Senior Secured Term Loans and $153.0 million for our Go Zone and Recovery Zone bonds. Compliance with these covenants is determined quarterly. We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of March 31, 2021, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As a result of our restrictive covenant related to the secured leverage ratio, the maximum additional borrowings available to us could be limited in the future.  The limitation, if an amendment or waiver from our lenders is not obtained, could restrict our ability to borrow the maximum amounts available under the Senior Revolving Credit Facility and the Receivables Financing Agreement.  As of March 31, 2021, there were no covenants or other restrictions that limited our ability to borrow.

Subsequent Event

On April 14, 2021, Olin notified bondholders that we intend to redeem the remaining $185.0 million of the outstanding 2025 Notes. The 2025 Notes are expected to be redeemed at 105.0% of the principal amount of the 2025 Notes, resulting in a redemption premium of $9.3 million. The outstanding 2025 Notes are expected to be redeemed by utilizing cash on hand.

NOTE 15. CONTRIBUTING EMPLOYEE OWNERSHIP PLAN

The Contributing Employee Ownership Plan (CEOP) is a defined contribution plan available to essentially all domestic employees.  We provide a contribution to an individual retirement contribution account maintained with the CEOP equal to an amount of between 5.0% and 7.5% of the employee’s eligible compensation.  The defined contribution plan expense for the three months ended March 31, 2021 and 2020 was $8.7 million and $8.2 million, respectively.

Company matching contributions are invested in the same investment allocation as the employee’s contribution.  Our matching contributions for eligible employees for the three months ended March 31, 2021 and 2020 were $3.2 million and $0.8 million, respectively. Effective January 1, 2020, we suspended the match on all salaried and non-bargaining hourly employees’ contributions, and moved to a discretionary contribution model with contributions contingent upon company-wide financial performance. During 2020, we did not make a discretionary matching contribution. Effective January 1, 2021, we reinstated the match on all salaried and non-bargaining hourly employees’ contributions, which provides for a maximum 3% matching contribution based on the level of participant contributions.

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

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$3.0	$3.0	$0.4	$0.3
Interest cost	12.8	18.7	0.3	0.4
Expected return on plans’ assets	(36.1)	(35.6)	—	—
Amortization of prior service cost	(0.1)	—	—	—
Recognized actuarial loss	13.1	11.2	0.7	0.7
Net periodic benefit (income) cost	$(7.3)	$(2.7)	$1.4	$1.4

We made cash contributions to our international qualified defined benefit pension plans of $0.1 million for both the three months ended March 31, 2021 and 2020.

NOTE 17. INCOME TAXES

The effective tax rate for the three months ended March 31, 2021 included a benefit associated with prior year tax positions, a benefit associated with stock-based compensation, an expense from remeasurement of deferred taxes due to an increase in our state effective tax rates and an expense from a change in tax contingencies. These factors resulted in a net $1.3 million tax benefit. After giving consideration to these items the effective tax rate for the three months ended March 31, 2021 of 20.8% was lower than the 21% U.S. federal statutory rate primarily due to a net decrease in the valuation allowance related to utilization of losses in foreign jurisdictions and favorable permanent salt depletion deductions, partially offset by state taxes, foreign income inclusions and foreign income taxes. The effective tax rate for the three months ended March 31, 2020 included an expense associated with stock-based compensation, an expense associated with prior year tax positions and an expense from a change in tax contingencies. These factors resulted in a net $1.2 million tax expense. After giving consideration to these items, the effective tax rate for the three months ended March 31, 2020 of 25.6% was higher than the 21% U.S. federal statutory rate primarily due to state taxes, foreign income taxes and favorable permanent salt depletion deductions, partially offset by foreign income inclusions and a net increase in the valuation allowance related to losses in foreign jurisdictions.

As of March 31, 2021, we had $21.6 million of gross unrecognized tax benefits, which would have a net $21.5 million impact on the effective tax rate, if recognized. As of March 31, 2020, we had $21.5 million of gross unrecognized tax benefits, of which $21.3 million would have impacted the effective tax rate, if recognized. The amount of unrecognized tax benefits was as follows:

	March 31,
	2021	2020
	($ in millions)
Balance at beginning of year	$21.3	$22.8
Decreases for prior year tax positions	—	(1.8)
Increases for current year tax positions	0.3	0.5
Balance at end of period	$21.6	$21.5

As of March 31, 2021, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $6.9 million over the next twelve months. The anticipated reduction primarily relates to settlements with taxing authorities and the expiration of federal, state and foreign statutes of limitation.

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

Tax Years
U.S. federal income tax	2016 - 2020
U.S. state income tax	2012 - 2020
Canadian federal income tax	2013 - 2020
Brazil	2015 - 2020
Germany	2015 - 2020
China	2014 - 2020
The Netherlands	2015 - 2020

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

We actively manage currency exposures that are associated with net monetary asset positions, currency purchases and sales commitments denominated in foreign currencies and foreign currency denominated assets and liabilities created in the normal course of business. We enter into forward sales and purchase contracts to manage currency risk to offset our net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of our operations. At March 31, 2021, we had outstanding forward contracts to buy foreign currency with a notional value of $212.3 million and to sell foreign currency with a notional value of $110.8 million. All of the currency derivatives expire within one year and are for U.S. dollar (USD) equivalents. The counterparties to the forward contracts are large financial institutions; however, the risk of loss to us in the event of nonperformance by a counterparty could be significant to our financial position or results of operations. At December 31, 2020, we had outstanding forward contracts to buy foreign currency with a notional value of $169.9 million and to sell foreign currency with a notional value of $113.6 million. At March 31, 2020, we had outstanding forward contracts to buy foreign currency with a notional value of $162.3 million and to sell foreign currency with a notional value of $84.8 million.

Cash Flow Hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the change in fair value of the derivative is recognized as a component of other comprehensive income (loss) until the hedged item is recognized in earnings.

We had the following notional amounts of outstanding commodity contracts that were entered into to hedge forecasted purchases:

	March 31, 2021	December 31, 2020	March 31, 2020
	($ in millions)
Natural gas	$56.8	$74.1	$75.4
Ethane	47.0	51.8	59.1
Metals	134.3	88.2	122.9
Total notional	$238.1	$214.1	$257.4

As of March 31, 2021, the counterparties to these commodity contracts were Wells Fargo Bank, N.A., Citibank, N.A., JPMorgan Chase Bank, National Association, Intesa Sanpaolo S.p.A. and Bank of America Corporation, all of which are major financial institutions.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, ethane, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in our manufacturing process. At March 31, 2021, we had open derivative contract positions through 2027. If all open futures contracts had been settled on March 31, 2021, we would have recognized a pretax gain of $37.6 million.

If commodity prices were to remain at March 31, 2021 levels, approximately $21.4 million of deferred gains, net of tax, would be reclassified into earnings during the next twelve months. The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

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

In August 2019, we terminated the interest rate swaps designated as fair value hedges which resulted in a loss of $2.3 million that will be deferred as an offset to the carrying value of the related debt and will be recognized to interest expense. In March 2021, we redeemed a portion of the 2025 Notes, which resulted in recognition of a portion of the outstanding deferred fair value interest rate swap loss of $1.1 million. For the three months ended March 31, 2021 and 2020, $1.2 million and $0.1 million, respectively, of expense was recorded to interest expense on the accompanying condensed statements of operations related to these swap agreements.

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

The following table summarizes the location and fair value of the derivative instruments on our condensed balance sheets. The table disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis before giving effect to master netting arrangements:

	March 31, 2021	December 31, 2020	March 31, 2020
	($ in millions)
Asset derivatives:
Other current assets
Derivatives designated as hedging instruments:
Commodity contracts - gains	$29.6	$25.0	$—
Commodity contracts - losses	(1.1)	(3.1)	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts - gains	0.6	2.5	3.3
Foreign exchange contracts - losses	(0.2)	(0.2)	(0.1)
Total other current assets	28.9	24.2	3.2
Other assets
Derivatives designated as hedging instruments:
Commodity contracts - gains	9.7	7.4	0.1
Commodity contracts - losses	(0.1)	(0.2)	—
Total other assets	9.6	7.2	0.1
Total asset derivatives(1)	$38.5	$31.4	$3.3
Liability derivatives:
Accrued liabilities
Derivatives designated as hedging instruments:
Commodity contracts - losses	$0.3	$1.4	$36.0
Commodity contracts - gains	—	(1.3)	(1.0)
Derivatives not designated as hedging instruments:
Foreign exchange contracts - losses	3.4	—	4.8
Foreign exchange contracts - gains	(0.7)	—	(1.5)
Total accrued liabilities	3.0	0.1	38.3
Other liabilities
Derivatives designated as hedging instruments:
Commodity contracts - losses	0.3	0.8	6.6
Commodity contracts - gains	(0.1)	(0.2)	(0.4)
Total other liabilities	0.2	0.6	6.2
Total liability derivatives(1)	$3.2	$0.7	$44.5

(1)     Does not include the impact of cash collateral received from or provided to counterparties.

The following table summarizes the effects of derivative instruments on our condensed statements of operations:

		Amount of Gain (Loss)
		Three Months Ended March 31,
	Location of Gain (Loss)	2021	2020
Derivatives – Cash Flow Hedges		($ in millions)
Recognized in other comprehensive loss:
Commodity contracts	———	$122.0	$(35.1)
Reclassified from accumulated other comprehensive loss into income:
Commodity contracts	Cost of goods sold	$112.8	$(11.6)
Derivatives – Fair Value Hedges
Interest rate contracts	Interest expense	$(1.2)	$(0.1)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Selling and administration	$(2.0)	$6.5

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

Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceeds a specific threshold. If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability. As of March 31, 2021, December 31, 2020 and March 31, 2020, this threshold was not exceeded. In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.

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

Determining which hierarchical level an asset or liability falls within requires significant judgment. We evaluate our hierarchy disclosures each quarter. The following table summarizes the assets and liabilities measured at fair value in the condensed balance sheets:

	Fair Value Measurements
Balance at March 31, 2021	Level 1	Level 2	Level 3	Total
Assets	($ in millions)
Commodity contracts	$—	$38.1	$—	$38.1
Foreign exchange contracts	—	0.4	—	0.4
Total Assets	$—	$38.5	$—	$38.5
Liabilities
Commodity contracts	$—	$0.5	$—	$0.5
Foreign exchange contracts	—	2.7	—	2.7
Total Liabilities	$—	$3.2	$—	$3.2
Balance at December 31, 2020
Assets
Commodity contracts	$—	$29.1	$—	$29.1
Foreign exchange contracts	—	2.3	—	2.3
Total Assets	$—	$31.4	$—	$31.4
Liabilities
Commodity contracts	$—	$0.7	$—	$0.7
Total Liabilities	$—	$0.7	$—	$0.7
Balance at March 31, 2020
Assets
Commodity contracts	$—	$0.1	$—	$0.1
Foreign exchange contracts	—	3.2	—	3.2
Total Assets	$—	$3.3	$—	$3.3
Liabilities
Commodity contracts	$—	$41.2	$—	$41.2
Foreign exchange contracts	—	3.3	—	3.3
Total Liabilities	$—	$44.5	$—	$44.5

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

Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments. Since our long-term debt instruments may not be actively traded, the inputs used to measure the fair value of our long-term debt are based on current market rates for debt of similar risk and maturities and is classified as Level 2 in the fair value measurement hierarchy. As of March 31, 2021, December 31, 2020 and March 31, 2020, the fair value measurements of debt were $4,011.5 million, $4,177.2 million and $3,322.3 million, respectively.

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by ASC 820. There were no assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2021, December 31, 2020 and March 31, 2020.

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

Our Chlor Alkali Products and Vinyls segment is partially a commodity business where all supplier products are similar and price is the major supplier selection criterion. Pricing for these products is subject to a variety of factors, some of which are outside of our control. Our Chlor Alkali Products and Vinyls segment produces some of the most widely used chemicals in the world that can be upgraded into a wide variety of downstream chemical products used in many end-markets. Changes in supply/demand can be abrupt and significant and, given capacity in our Chlor Alkali Products and Vinyls segment, can lead to significant changes in our overall profitability.

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

Executive Summary

Winter Storm Uri

Olin’s Freeport, TX facility was affected by Winter Storm Uri and was forced to halt production due to the lack of electrical power, natural gas, and other raw materials. All of Olin’s Freeport operations were impacted. In addition, production at Olin’s Plaquemine, LA; St. Gabriel, LA; Oxford, MS; and McIntosh, AL facilities were also negatively impacted. As a result, by February 18, 2021, Olin declared Force Majeure on all chemical product shipments from North America. As of March 31, 2021, our facilities had returned to operation.

The first quarter 2021 included a net pretax favorable impact of $99.9 million associated with Winter Storm Uri due to Olin’s customary financial hedges and contracts maintained to provide protection from rapid and dramatic changes in energy costs, partially offset by unabsorbed fixed manufacturing costs and storm-related maintenance costs.

2021 Overview

Net income for the three months ended March 31, 2021 was $243.6 million, compared to net loss of $80.0 million for the comparable prior year period. The increase in results from the prior year was due to improved operating results across all our business segments.

Chlor Alkali Products and Vinyls reported segment income of $271.1 million for the three months ended March 31, 2021. The first quarter 2021 segment income included a favorable impact of $121.4 million associated with Winter Storm Uri due to customary financial hedges and contracts maintained to provide protection from rapid and dramatic changes in energy costs, partially offset by unabsorbed fixed manufacturing costs and storm-related maintenance costs. Chlor Alkali Products and Vinyls segment results without Winter Storm Uri were higher than in the comparable prior year period primarily due to higher pricing, primarily ethylene dichloride (EDC), vinyl chloride monomer (VCM), chlorine and chlorinated organics. The segment results also improved due to lower costs, including raw materials and operating costs. Chlor Alkali Products and Vinyls segment results included depreciation and amortization expense of $115.8 million and $118.5 million for the three months ended March 31, 2021 and 2020, respectively.

Epoxy reported segment income of $65.2 million for the three months ended March 31, 2021. The first quarter 2021 segment results included an unfavorable impact of $21.5 million associated with Winter Storm Uri due to unabsorbed fixed manufacturing costs and storm-related maintenance costs. Epoxy segment results without Winter Storm Uri were higher than in the comparable prior year period primarily due to higher product prices, partially offset by higher raw materials costs, primarily benzene and propylene. Epoxy segment results included depreciation and amortization expense of $22.1 million and $21.5 million for the three months ended March 31, 2021 and 2020, respectively.

Winchester reported segment income of $85.1 million for the three months ended March 31, 2021. On October 1, 2020, Winchester assumed full management and operational control of the Lake City U.S. Army Ammunition Plant (Lake City) in Independence, MO. Winchester segment results were higher than in the comparable prior year period primarily due to higher volumes, which includes ammunition produced at Lake City, and higher commercial ammunition pricing. Winchester segment results included depreciation and amortization expense of $5.6 million and $5.0 million for the three months ended March 31, 2021 and 2020, respectively.

On January 15, 2021, Olin redeemed the remaining $120.0 million of the outstanding 9.75% senior notes due 2023 (2023 Notes). The 2023 Notes were redeemed at 102.438% of the principal amount of the 2023 Notes, resulting in a redemption premium of $2.9 million. The remaining 2023 Notes were redeemed by utilizing $122.9 million of cash on hand.

On March 31, 2021, Olin redeemed $315.0 million of the outstanding 10.00% senior notes due 2025 (2025 Notes). The 2025 Notes were redeemed at 105.0% of the principal amount of the 2025 Notes, resulting in a redemption premium of $15.8 million. The 2025 Notes were redeemed by drawing $315.0 million of the Delayed Draw Term Loan along with utilizing $15.8 million of cash on hand.

Subsequent Event

On April 14, 2021, Olin notified bondholders that we intend to redeem the remaining $185.0 million of the outstanding 2025 Notes. The 2025 Notes are expected to be redeemed at 105.0% of the principal amount of the 2025 Notes, resulting in a redemption premium of $9.3 million. The outstanding 2025 Notes are expected to be redeemed by utilizing cash on hand.

Consolidated Results of Operations

	Three Months Ended March 31,
	2021	2020
	($ in millions, except per share data)
Sales	$1,918.8	$1,425.1
Cost of goods sold	1,423.8	1,374.2
Gross margin	495.0	50.9
Selling and administration	106.9	96.7
Restructuring charges	6.9	1.7
Operating income (loss)	381.2	(47.5)
Interest expense	84.5	63.1
Interest income	0.1	0.1
Non-operating pension income	9.3	4.6
Income (loss) before taxes	306.1	(105.9)
Income tax provision (benefit)	62.5	(25.9)
Net income (loss)	$243.6	$(80.0)
Net income (loss) per common share:
Basic	$1.54	$(0.51)
Diluted	$1.51	$(0.51)

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Sales for the three months ended March 31, 2021 were $1,918.8 million compared to $1,425.1 million in the same period last year, an increase of $493.7 million, or 35%. Chlor Alkali Products and Vinyls sales increased by $107.1 million, primarily due to higher pricing, primarily EDC, VCM, chlorine and chlorinated organics. Epoxy sales increased by $185.4 million, primarily due to higher product prices. Our chemicals businesses segment sales volumes in the first quarter 2021 were negatively impacted by Winter Storm Uri. Winchester sales increased by $201.2 million compared to the prior year primarily due to higher commercial and military sales volumes, which included ammunition produced at Lake City, and increased commercial ammunition pricing.

Gross margin increased $444.1 million for the three months ended March 31, 2021 compared to the prior year. Chlor Alkali Products and Vinyls gross margin increased by $305.1 million, primarily due to the effect of Winter Storm Uri, higher pricing and lower raw material and operating costs. Epoxy gross margin increased by $54.6 million, primarily due to higher product prices, partially offset by higher raw material costs and the effect of Winter Storm Uri. Winchester gross margin increased by $81.0 million, primarily due to higher sales volumes, which included ammunition produced at Lake City, and increased commercial ammunition pricing. Gross margin as a percentage of sales increased to 26% in 2021 from 4% in 2020.

Selling and administration expenses for the three months ended March 31, 2021 were $106.9 million, an increase of $10.2 million from the prior year. The increase was primarily due to higher variable incentive compensation expense of $18.1 million, which includes mark-to-market adjustments on stock-based compensation expense, and selling and administration expenses associated with Lake City operations of $6.6 million. These increases were partially offset by the absence of costs associated with the implementation of new enterprise resource planning, manufacturing and engineering systems, and related infrastructure (Information Technology Project) of $14.7 million, which was completed in late 2020. Selling and administration expenses as a percentage of sales decreased to 6% in 2021 from 7% in 2020.

Restructuring charges for the three months ended March 31, 2021 and 2020 were $6.9 million and $1.7 million, respectively. The increase in charges were primarily due to the March 2021 decision to permanently close approximately 50% of our diaphragm-grade chlor alkali capacity, representing 200,000 tons, at our McIntosh, AL facility.

Interest expense increased by $21.4 million for the three months ended March 31, 2021. Interest expense for the three months ended March 31, 2021 included $18.7 million of bond redemption premiums and $4.8 million for write-off of deferred debt issuance costs and recognition of deferred fair value interest rate swap losses related to financing transactions during first quarter 2021. Interest expense for the three months ended March 31, 2020 included $4.0 million of accretion expense related to the 2020 ethylene payment discount. Interest expense for the three months ended March 31, 2021 and 2020 was reduced by capitalized interest of $1.2 million and $3.4 million, respectively. Without these items, interest expense decreased $0.3 million, primarily due to lower interest rates, partially offset by a higher level of debt outstanding.

Non-operating pension income includes all components of pension and other postretirement income (costs) other than service costs.

The effective tax rate for the three months ended March 31, 2021 included a benefit associated with prior year tax positions, a benefit associated with stock-based compensation, an expense from remeasurement of deferred taxes due to an increase in our state effective tax rates and an expense from a change in tax contingencies. These factors resulted in a net $1.3 million tax benefit. After giving consideration to these items the effective tax rate for the three months ended March 31, 2021 of 20.8% was lower than the 21% U.S. federal statutory rate primarily due to a net decrease in the valuation allowance related to utilization of losses in foreign jurisdictions and favorable permanent salt depletion deductions, partially offset by state taxes, foreign income inclusions and foreign income taxes. The effective tax rate for the three months ended March 31, 2020 included an expense associated with stock-based compensation, an expense associated with prior year tax positions and an expense from a change in tax contingencies. These factors resulted in a net $1.2 million tax expense. After giving consideration to these items, the effective tax rate for the three months ended March 31, 2020 of 25.6% was higher than the 21% U.S. federal statutory rate primarily due to state taxes, foreign income taxes and favorable permanent salt depletion deductions, partially offset by foreign income inclusions and a net increase in the valuation allowance related to losses in foreign jurisdictions.

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

	Three Months Ended March 31,
	2021	2020
Sales:	($ in millions)
Chlor Alkali Products and Vinyls	$867.0	$759.9
Epoxy	662.6	477.2
Winchester	389.2	188.0
Total sales	$1,918.8	$1,425.1
Income (loss) before taxes:
Chlor Alkali Products and Vinyls	$271.1	$(34.3)
Epoxy	65.2	11.7
Winchester	85.1	10.5
Corporate/other:
Environmental expense(1)	(0.3)	(2.6)
Other corporate and unallocated costs(2)	(33.0)	(31.1)
Restructuring charges	(6.9)	(1.7)
Interest expense(3)	(84.5)	(63.1)
Interest income	0.1	0.1
Non-operating pension income	9.3	4.6
Income (loss) before taxes	$306.1	$(105.9)

(1)Environmental expense for the three months ended March 31, 2021 includes $2.2 million of insurance recoveries for environmental costs incurred and expensed in prior periods.

(2)In 2017, we began a multi-year implementation of new enterprise resource planning, manufacturing and engineering systems, and related infrastructure (collectively, the Information Technology Project) that concluded in late 2020. Other corporate and unallocated costs included costs associated with the implementation of the Information Technology Project for the three months ended March 31, 2020 of $14.7 million.

(3)Interest expense for the three months ended March 31, 2021 included $18.7 million of bond redemption premiums and $4.8 million for write-off of deferred debt issuance costs and recognition of deferred fair value interest rate swap losses related to financing transactions during first quarter 2021. Interest expense included $4.0 million for the three months ended March 31, 2020 related to the 2020 ethylene payment discount.

Chlor Alkali Products and Vinyls

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Chlor Alkali Products and Vinyls sales for the three months ended March 31, 2021 were $867.0 million compared to $759.9 million for the same period in 2020, an increase of $107.1 million, or 14%. The sales increase was primarily due to higher pricing, primarily EDC, chlorine and chlorinated organics. Chlor Alkali Products and Vinyls sales increase was also due to higher VCM sales as a result of our primary VCM contract transitioning from a toll manufacturing arrangement to a direct customer sale agreement beginning on January 1, 2021. These increases were partially offset by lower volumes, which were impacted during the first quarter of 2021 by Winter Storm Uri.

Chlor Alkali Products and Vinyls segment income was $271.1 million for the three months ended March 31, 2021 compared to segment loss of $34.3 million for the same period in 2020, an increase of $305.4 million, or 890%. The increase in Chlor Alkali Products and Vinyls segment results was primarily due to higher product prices ($147.4 million), primarily EDC, VCM, chlorine and chlorinated organics, the favorable impact of Winter Storm Uri ($121.4 million), and lower raw material and operating costs ($36.6 million). The impact of Winter Storm Uri includes a net one-time benefit associated with Olin’s customary financial hedges and contracts maintained to provide protection from rapid and dramatic changes in energy costs, partially offset by unabsorbed fixed manufacturing costs and storm-related maintenance costs. Chlor Alkali Products and Vinyls segment results included depreciation and amortization expense of $115.8 million and $118.5 million for the three months ended March 31, 2021 and 2020, respectively.

Epoxy

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Epoxy sales for the three months ended March 31, 2021 were $662.6 million compared to $477.2 million for the same period in 2020, an increase of $185.4 million, or 39%. The sales increase was primarily due to higher product prices ($103.5 million), increased volumes ($54.8 million) and a favorable effect of foreign currency translation ($27.1 million). Sales volumes in the first quarter 2021 were negatively impacted by Winter Storm Uri.

Epoxy segment income was $65.2 million for the three months ended March 31, 2021 compared to $11.7 million for the same period in 2020, an increase of $53.5 million, or 457%. The increase in segment results was primarily due to higher product prices ($103.5 million), partially offset by higher raw material costs ($28.6 million), primarily benzene and propylene, the unfavorable impact of Winter Storm Uri ($21.5 million) and higher operating costs ($9.9 million). The impact of Winter Storm Uri includes unabsorbed fixed manufacturing costs and storm-related maintenance costs. The Epoxy segment earnings in 2020 were negatively affected by a first quarter force majeure declaration by a European phenol supplier, which reduced epoxy resin and epoxy resin precursor production, and Epoxy manufacturing plant closures and operating reductions in Asia due to COVID-19 ($10.0 million). A significant percentage of our Euro denominated sales are of products manufactured within Europe. As a result, the impact of foreign currency translation on revenue is primarily offset by the impact of foreign currency translation on raw materials and manufacturing costs also denominated in Euros. Epoxy segment results included depreciation and amortization expense of $22.1 million and $21.5 million for the three months ended March 31, 2021 and 2020, respectively.

Winchester

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Winchester sales were $389.2 million for the three months ended March 31, 2021 compared to $188.0 million for the same period in 2020, an increase of $201.2 million, or 107%. The increase was due to higher ammunition sales to commercial customers ($133.9 million) and military customers ($64.0 million), both of which includes ammunition produced at Lake City, and law enforcement agencies ($3.3 million).

Winchester segment income was $85.1 million for the three months ended March 31, 2021 compared to $10.5 million for the same period in 2020, an increase of $74.6 million, or 710%. The increase in segment results was due to increased sales volumes ($46.4 million), which includes ammunition produced at Lake City, and higher product pricing ($32.1 million), partially offset by higher commodity and operating costs ($6.7 million). Segment results in 2020 were also impacted by transition costs relating to the Lake City contract ($2.8 million). Winchester segment income included depreciation and amortization expense of $5.6 million and $5.0 million for the three months ended March 31, 2021 and 2020, respectively.

Corporate/Other

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

For the three months ended March 31, 2021, charges to income for environmental investigatory and remedial activities were $0.3 million, which includes $2.2 million of insurance recoveries for environmental costs incurred and expensed in prior periods. Without these recoveries, charges to income for environmental investigatory and remedial activities for the three months ended March 31, 2021 would have been $2.5 million, compared to $2.6 million for the three months ended March 31, 2020. These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the three months ended March 31, 2021, other corporate and unallocated costs were $33.0 million compared to $31.1 million for the three months ended March 31, 2020, an increase of $1.9 million. The increase was primarily due to higher variable incentive costs of $17.1 million, which includes mark-to-market adjustments on stock-based compensation expense, partially offset by the absence of costs associated with the implementation of the Information Technology Project of $14.7 million.

Outlook

In 2021, we expect to continue to implement and benefit from Olin’s new operating model of optimizing value across our chemicals businesses. Olin drove sequential pricing improvement in the first quarter of 2021 for our chlorine and almost all chlorine derivatives, including epoxy resins. During 2021, we expect to continue to deliver ECU pricing improvement compared to 2020, partially offset by lower volumes as we continue to selectively sell less into poor quality markets and remain disciplined in our approach to both sides of the ECU. In 2021, we expect year over year improvement in both Chlor Alkali Products and Vinyls and Epoxy segment results. During 2021, productivity efforts are also expected to result in lower operating costs.

Winchester 2021 segment income is expected to improve from 2020 segment income of $92.3 million due to higher commercial product pricing and increased sales volumes, which includes ammunition produced at Lake City. During 2020, Winchester segment results included transition costs related to the Lake City contract of $13.5 million.

Other Corporate and Unallocated costs in 2021 are expected to be lower than the $154.3 million in 2020, primarily due to 2020 results including $73.9 million of costs associated with the Information Technology Project. The Information Technology Project was concluded in late 2020. Partially offsetting these lower costs in 2021 will be higher variable incentive costs, including mark-to-market adjustments on stock-based compensation expense.

During 2021, we anticipate environmental expenses in the $20 million to $25 million range compared to $20.9 million in 2020.

We expect non-operating pension income in 2021 to be in the $30 million to $35 million range compared to $18.9 million in 2020. Based on our plan assumptions and estimates, we will not be required to make any cash contributions to our domestic qualified defined benefit pension plan in 2021. We have several international qualified defined benefit pension plans for which we anticipate cash contributions of less than $5 million in 2021.

In 2021, we currently expect our capital spending to be in the $200 million range, which would be approximately $100 million lower than 2020 levels. We expect 2021 depreciation and amortization expense to be in the $575 million to $600 million range.

We currently believe the 2021 effective tax rate will be in the 20% to 25% range, while we expect cash taxes will be in the 10% to 15% range, which primarily reflects the utilization of tax loss carryforwards.

Environmental Matters

Environmental provisions charged to income, which are included in costs of goods sold, were as follows:

	Three Months Ended March 31,
	2021	2020
	($ in millions)
Provisions charged to income	$2.5	$2.6
Recoveries for costs incurred and expensed	(2.2)	—
Environmental expense	$0.3	$2.6

Environmental expense for the three months ended March 31, 2021 includes $2.2 million of insurance recoveries for environmental costs incurred and expensed in prior periods.

Our liabilities for future environmental expenditures were as follows:

	March 31,
	2021	2020
	($ in millions)
Balance at beginning of year	$147.2	$139.0
Charges to income	2.5	2.6
Remedial and investigatory spending	(2.5)	(2.3)
Foreign currency translation adjustments	—	(0.2)
Balance at end of period	$147.2	$139.1

Environmental investigatory and remediation activities spending was associated with former waste disposal sites and past manufacturing operations. Spending in 2021 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be approximately $19 million. Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we expect to incur to protect our interests against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $9.0 million at March 31, 2021. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and operation, maintenance and monitoring (OM&M) expenses that, in our experience, we expect to incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M. Charges to income for investigatory and remedial efforts were material to our operating results in 2020 and may be material to our operating results in 2021.

The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $147.2 million, $147.2 million and $139.1 million at March 31, 2021, December 31, 2020 and March 31, 2020, respectively, of which $128.2 million, $128.2 million and $122.1 million, respectively, were classified as other noncurrent liabilities. These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities.

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

Legal Matters and Contingencies

Discussion of legal matters and contingencies can be referred to under Item 1, within Note 10, “Commitments and Contingencies.”

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data

	Three Months Ended March 31,
	2021	2020
Provided By (Used For)	($ in millions)
Net operating activities	$251.1	$(47.9)
Capital expenditures	(51.2)	(95.9)
Net investing activities	(51.2)	(95.9)
Long-term debt (repayments) borrowings, net	(120.2)	149.6
Stock options exercised	25.7	0.5
Debt issuance costs	(3.1)	(0.4)
Net financing activities	(129.3)	118.2

Operating Activities

For the three months ended March 31, 2021, cash provided by operating activities increased by $299.0 million from the three months ended March 31, 2020, primarily due to an increase in operating results, partially offset by working capital increases to support operations. For the three months ended March 31, 2021, working capital increased $204.3 million compared to an increase of $100.5 million for the three months ended March 31, 2020. The working capital increase during the first quarter reflects normal seasonal working capital growth. Receivables increased by $207.1 million from December 31, 2020, primarily as a result of higher sales during the first quarter of 2021, partially offset by an increase in receivables sold under our accounts receivable factoring arrangements. For the three months ended March 31, 2021, our days sales outstanding (DSO), which is calculated by dividing period end accounts receivable by average daily sales for the period, improved from the comparable prior year period.

Investing Activities

Capital spending of $51.2 million for the three months ended March 31, 2021 was $44.7 million lower than the corresponding period in 2020. For the total year 2021, we expect our capital spending to be in the $200 million range, which would be approximately $100 million lower than 2020 levels. For the total year 2021, depreciation and amortization expense is forecast to be in the $575 million to $600 million range.

During 2017, we began a multi-year implementation of the Information Technology Project. The project standardizes business processes across the Chemicals businesses with the objective of maximizing cost effectiveness, efficiency and control across our global operations. The project was completed in late 2020. Our results for the three months ended March 31, 2020 included $20.4 million of capital spending and $14.7 million of expenses associated with this project.

Financing Activities

For the three months ended March 31, 2021, we had long-term debt repayments, net of long-term debt borrowings of $120.2 million.

On March 31, 2021, Olin redeemed $315.0 million of the outstanding 2025 Notes. The 2025 Notes were redeemed at 105.0% of the principal amount of the 2025 Notes, resulting in a redemption premium of $15.8 million. The 2025 Notes were redeemed by drawing $315.0 million of the Delayed Draw Term Loan along with utilizing $15.8 million of cash on hand.

On January 15, 2021, Olin redeemed the remaining $120.0 million of the outstanding 2023 Notes. The 2023 Notes were redeemed at 102.438% of the principal amount of the 2023 Notes, resulting in a redemption premium of $2.9 million. The remaining 2023 Notes were redeemed by utilizing $122.9 million of cash on hand.

For the three months ended March 31, 2020, we had long-term debt borrowings, net of long-term debt repayments of $149.6 million, which primarily related to $150.0 million borrowed under our Receivables Financing Agreement.

For the three months ended March 31, 2021, we paid debt issuance costs of $3.1 million for the amendments to our Senior Secured Credit Facility.

We issued 1.2 million and less than 0.1 million shares representing stock options exercised for the three months ended March 31, 2021 and 2020, respectively, with a total value of $25.7 million and $0.5 million, respectively.

The percent of total debt to total capitalization decreased to 68.8% as of March 31, 2021 from 72.7% as of December 31, 2020 as a result of a lower level of debt outstanding and higher shareholders’ equity primarily resulting from our operating results.
In the first quarters of 2021 and 2020, we paid a quarterly dividend of $0.20 per share. Dividends paid for the three months ended March 31, 2021 and 2020, were $31.7 million and $31.5 million, respectively. On April 21, 2021, our board of directors declared a dividend of $0.20 per share on our common stock, payable on June 10, 2021 to shareholders of record on May 10, 2021.

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

In 2021, we are targeting a reduction in our outstanding debt of approximately $1.0 billion using cash generated from operations. On April 14, 2021, Olin notified bondholders that we intend to redeem the remaining $185.0 million of the outstanding 2025 Notes. The 2025 Notes are expected to be redeemed at 105.0% of the principal amount of the 2025 Notes, resulting in a redemption premium of $9.3 million. The outstanding 2025 Notes are expected to be redeemed by utilizing cash on hand.

On March 31, 2021, Olin redeemed $315.0 million of the outstanding 2025 Notes. The 2025 Notes were redeemed at 105.0% of the principal amount of the 2025 Notes, resulting in a redemption premium of $15.8 million. The 2025 Notes were redeemed by drawing $315.0 million of the Delayed Draw Term Loan along with utilizing $15.8 million of cash on hand.

On January 15, 2021, Olin redeemed the remaining $120.0 million of the outstanding 2023 Notes. The 2023 Notes were redeemed at 102.438% of the principal amount of the 2023 Notes, resulting in a redemption premium of $2.9 million. The remaining 2023 Notes were redeemed by utilizing $122.9 million of cash on hand.

On February 24, 2021, we entered into a $1,615.0 million senior secured credit facility (Senior Secured Credit Facility) that amended our existing $1,300.0 million senior secured credit facility. The Senior Secured Credit Facility includes a senior delayed-draw term loan facility with aggregate commitments of $315.0 million (Delayed Draw Term Loan ), a senior secured term loan facility with aggregate commitments of $500.0 million (2020 Term Loan and together with the Delayed Draw Term Loan, the Senior Secured Term Loans) and a senior secured revolving credit facility with aggregate commitments in an amount equal to $800.0 million (Senior Revolving Credit Facility). The maturity date for the Senior Secured Credit Facility is July 16, 2024. The amendment modified the pricing grid for the Senior Secured Credit Facility by reducing applicable interest rates on the borrowings under the facility.

On March 30, 2021, Olin drew the entire $315.0 million of the Delayed Draw Term Loan. The Senior Secured Term Loans include principal amortization amounts payable beginning June 30, 2021 at a rate of 1.25% per quarter through the end of 2022, 1.875% per quarter during 2023 and 2.50% per quarter thereafter until maturity.
The Senior Revolving Credit Facility includes a $100.0 million letter of credit subfacility. At March 31, 2021, we had $799.6 million available under our $800.0 million Senior Revolving Credit Facility because we had issued $0.4 million of letters of credit.

Under the Senior Secured Credit Facility, we may select various floating-rate borrowing options. The actual interest rate paid on borrowings under the Senior Secured Credit Facility is based on a pricing grid which is dependent upon the net leverage ratio as calculated under the terms of the applicable facility for the prior fiscal quarter.  The Senior Secured Credit Facility includes various customary restrictive covenants, including restrictions related to the ratio of secured debt to earnings before interest expense, taxes, depreciation and amortization (secured leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  The calculation of secured debt in our secured leverage ratio excludes borrowings under the Receivables Financing Agreement, up to a maximum of $250.0 million. As of March 31, 2021, the only secured borrowings included in the secured leverage ratio were $815.0 million for our Senior Secured Term Loans and $153.0 million for our Go Zone and Recovery Zone bonds. Compliance with these covenants is determined quarterly. We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of March 31, 2021, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As a result of our restrictive covenant related to the secured leverage ratio, the maximum additional borrowings available to us could be limited in the future.  The limitation, if an amendment or waiver from our lenders is not obtained, could restrict our ability to borrow the maximum amounts available under the Senior Revolving Credit Facility and the Receivables Financing Agreement.  As of March 31, 2021, there were no covenants or other restrictions that limited our ability to borrow.

The overall increase in cash for the three months ended March 31, 2021 primarily reflects our operating results, partially offset by debt repayments, capital spending, and dividends paid. We believe, based on current and projected levels of cash flow from our operations, together with our cash and cash equivalents on hand and the availability to borrow under our Senior Revolving Credit Facility, Receivables Financing Agreement and AR Facilities, we have sufficient liquidity to meet our short-term and long-term needs to make required payments of interest on our debt, fund our operating needs, working capital and our capital expenditure requirements.

On April 26, 2018, our board of directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $500.0 million.  This program will terminate upon the purchase of $500.0 million of our common stock. There were no shares repurchased for both the three months ended March 31, 2021 and 2020. As of March 31, 2021, we had repurchased a total of $195.9 million of our common stock, representing 10.1 million shares, and $304.1 million of common stock remained authorized to be repurchased.

We maintain a $250.0 million Receivables Financing Agreement that is scheduled to mature July 15, 2022. The Receivables Financing Agreement includes a minimum borrowing requirement of 50% of the facility limit or available borrowing capacity, whichever is lesser. The administrative agent for our Receivables Financing Agreement is PNC Bank, National Association.  Under the Receivables Financing Agreement, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the Receivables Financing Agreement incorporates the secured leverage covenant that is contained in the $1,615.0 million senior secured credit facility. As of March 31, 2021, $393.9 million of our trade receivables were pledged as collateral. As of March 31, 2021, we had $125.0 million drawn with $125.0 million of additional borrowing capacity available under the Receivables Financing Agreement. As of December 31, 2020 and March 31, 2020, we had $125.0 million and $150.0 million, respectively, drawn under the Receivables Financing Agreement.

Olin also has trade accounts receivable factoring arrangements (AR Facilities) and pursuant to the terms of the AR Facilities, certain of our domestic subsidiaries may sell their accounts receivable up to a maximum of $228.0 million and certain of our foreign subsidiaries may sell their accounts receivable up to a maximum of €35.3 million. We will continue to service the outstanding accounts sold. These receivables qualify for sales treatment under ASC 860 and, accordingly, the proceeds are included in net cash provided by operating activities in the condensed statements of cash flows. The gross amount of receivables sold for the three months ended March 31, 2021 and 2020 totaled $312.0 million and $262.0 million, respectively. The factoring discount paid under the AR Facilities is recorded as interest expense on the condensed statements of operations. The factoring discount was $0.4 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively. The agreements are without recourse and therefore no recourse liability has been recorded as of March 31, 2021, December 31, 2020 and March 31, 2020. As of March 31, 2021, December 31, 2020 and March 31, 2020, $142.5 million, $48.8 million and $68.9 million, respectively, of receivables qualifying for sales treatment were outstanding and will continue to be serviced by us.

For the three months ended March 31, 2021, cash provided by operating activities increased by $299.0 million from the three months ended March 31, 2020, primarily due to an increase in operating results, partially offset by working capital increases to support operations. For the three months ended March 31, 2021, working capital increased $204.3 million compared to an increase of $100.5 million for the three months ended March 31, 2020. The working capital increase during the first quarter reflects normal seasonal working capital growth. Receivables increased by $207.1 million from December 31, 2020, primarily as a result of higher sales during the first quarter of 2021, partially offset by an increase in receivables sold under our accounts receivable factoring arrangements. For the three months ended March 31, 2021, our DSO improved from the comparable prior year period.

Capital spending of $51.2 million for the three months ended March 31, 2021 was $44.7 million lower than the corresponding period in 2020. For the total year 2021, we expect our capital spending to be in the $200 million range, which would be approximately $100 million lower than 2020 levels. For the total year 2021, depreciation and amortization expense is forecast to be in the $575 million to $600 million range.

At March 31, 2021, we had total letters of credit of $88.6 million outstanding, of which $0.4 million were issued under our Senior Revolving Credit Facility. The letters of credit were used to support certain long-term debt, certain workers compensation insurance policies, certain plant closure and post-closure obligations, certain international payment obligations and certain international pension funding requirements.

Our current debt structure is used to fund our business operations. As of March 31, 2021, we had long-term borrowings, including the current installment and finance lease obligations, of $3,748.1 million, of which $1,095.9 million were at variable rates. Included within long-term borrowings on the condensed balance sheets were deferred debt issuance costs, unamortized bond original issue discount and deferred losses on fair value interest rate swaps. Commitments from banks under our Senior Revolving Credit Facility, Receivables Financing Agreement and AR Facilities are additional sources of liquidity.

Supplemental Guarantor Financial Information

Olin Corporation (the Parent Issuer) issued $500.0 million aggregate principal amount of 9.50% senior notes due 2025, $500.0 million aggregate principal amount of 5.125% senior notes due 2027, $750.0 million aggregate principal amount of 5.625% senior notes due 2029 and $550.0 million aggregate principal amount of 5.00% senior notes due 2030 (collectively, the Senior Notes) which are wholly and unconditionally guaranteed by Sunbelt Chlor Alkali Partnership, Olin Chlorine 7, LLC, Blue Cube Operations, LLC, Pioneer America LLC, Olin Winchester, LLC and Winchester Ammunition, Inc. (collectively, the Subsidiary Guarantors) and Blue Cube Spinco LLC (the Subsidiary Issuer). The Subsidiary Guarantors and Subsidiary Issuer are fully consolidated subsidiaries of the Parent Issuer. The Subsidiary Issuer issued $500.0 million aggregate principal amount of 10.00% senior notes due 2025 (Blue Cube Notes), which are wholly and unconditionally guaranteed by Olin Corporation (the Parent Guarantor) along with the Subsidiary Guarantors. All guarantees are joint and several. This financial information is being presented in relation to the guarantees of the payment of principal, interest and premium (if any) on the Senior Notes and Blue Cube Notes.

The guarantees are subject to release upon the occurrence of certain customary release covenants, including, but not limited to, (i) the sale or other disposition, including the sale of substantially all of the assets or the capital stock, of the applicable subsidiary guarantor, (ii) the release, discharge or other termination of the debt (or the guarantee thereof) which triggered the applicable guarantee requirement, (iii) the legal defeasance, covenant defeasance or discharge of the applicable indenture or (iv) the subsidiary guarantor no longer being a restricted subsidiary under the applicable indenture. There are no significant organizational structure factors, limitations on enforceability of the guarantees, additional restrictions imposed on dividends or other significant factors that would affect payments to the holders of the Senior Notes or Blue Cube Note.

The following tables present summarized financial information of the Parent Guarantor, Subsidiary Guarantors, Parent Issuer and Subsidiary Issuer on a combined basis after elimination of (i) intercompany transactions and balances among the guarantors and issuers and (ii) equity (loss) in earnings from and investments in any subsidiary that is a non-guarantor subsidiary or issuer.

Three Months Ended March 31, 2021
Summarized Statement of Operations	($ in millions)
Sales	$1,360.3
Gross margin	407.5
Operating income	330.6
Income before income taxes	258.3
Net income	199.8

	March 31, 2021	December 31, 2020
Summarized Balance Sheets	($ in millions)
Assets
Other current assets	$1,205.9	$947.0
Other non-current assets	5,375.9	5,549.0
Liabilities
Current liabilities due to non-guarantor subsidiaries	$475.4	$508.7
Other current liabilities	912.7	898.1
Other non-current liabilities	4,811.5	4,910.1

Off-Balance Sheet Arrangements

Purchasing commitments are utilized in our normal course of business for our projected needs. We have supply contracts with various third parties for certain raw materials including ethylene, electricity, propylene and benzene. These agreements are maintained through long-term cost based contracts that provide us with a reliable supply of key raw materials.

New Accounting Pronouncements

Discussion of new accounting pronouncements can be referred to under Item 1, within Note 2, “Recent Accounting Pronouncements.”

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

Energy costs, including electricity and natural gas, and certain raw materials used in our production processes are subject to price volatility. Depending on market conditions, we may enter into futures contracts, forward contracts, commodity swaps and put and call option contracts in order to reduce the impact of commodity price fluctuations. As of March 31, 2021, we maintained open positions on commodity contracts with a notional value totaling $238.1 million ($214.1 million at December 31, 2020 and $257.4 million at March 31, 2020). Assuming a hypothetical 10% increase in commodity prices which are currently hedged, as of March 31, 2021, we would experience a $23.8 million ($21.4 million at December 31, 2020 and $25.7 million at March 31, 2020) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.

We transact business in various foreign currencies other than the USD which exposes us to movements in exchange rates which may impact revenue and expenses, assets and liabilities and cash flows. Our significant foreign currency exposure is denominated with European currencies, primarily the Euro, although exposures also exist in other currencies of Asia Pacific, Latin America, Middle East and Africa. For all derivative positions, we evaluated the effects of a 10% shift in exchange rates between those currencies and the USD, holding all other assumptions constant. Unfavorable currency movements of 10% would negatively affect the fair values of the derivatives held to hedge currency exposures by $32.3 million. These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Our current debt structure is used to fund business operations, and commitments from banks under our Senior Revolving Credit Facility, Receivables Financing Agreement and AR Facilities are additional sources of liquidity. As of March 31, 2021, December 31, 2020 and March 31, 2020, we had long-term borrowings, including current installments and finance lease obligations, of $3,748.1 million, $3,863.8 million and $3,491.5 million, respectively, of which $1,095.9 million, $780.9 million and $305.9 million at March 31, 2021, December 31, 2020 and March 31, 2020, respectively, were issued at variable rates. Included within long-term borrowings on the condensed balance sheets were deferred debt issuance costs, unamortized bond original issue discount and deferred losses on fair value interest rate swaps.

Assuming no changes in the $1,095.9 million of variable-rate debt levels from March 31, 2021, we estimate that a hypothetical change of 100-basis points in the LIBOR interest rates would impact annual interest expense by $11.0 million.

Our interest rate swaps increased interest expense by $1.2 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

If the actual changes in commodities, foreign currency, or interest pricing is substantially different than expected, the net impact of commodity risk, foreign currency risk, or interest rate risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

Item 4. Controls and Procedures.

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risks, uncertainties and assumptions involved in our forward-looking statements, many of which are discussed in more detail in our filings with the SEC, including without limitation the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020, include, but are not limited to the following:

Business, Industry and Operational Risks

•sensitivity to economic, business and market conditions in the United States and overseas, including economic instability or a downturn in the sectors served by us;

•declines in average selling prices in the chlor alkali industry and the supply/demand balance for our products, including the impact of excess industry capacity or an imbalance in demand for our chlor alkali products;

•unsuccessful implementation of our operating model, which prioritizes Electrochemical Unit (ECU) margins over sales volumes;

•our reliance on a limited number of suppliers for specified feedstock and services and our reliance on third-party transportation;

•failure to control costs or to achieve targeted cost reductions;

•higher-than-expected raw material, energy, transportation and/or logistics costs;

•the occurrence of unexpected manufacturing interruptions and outages, including those occurring as a result of labor disruptions and production hazards;

•the failure or an interruption of our information technology systems;

•our substantial amount of indebtedness and significant debt service obligations;

•the negative impact from the COVID-19 pandemic and the global response to the pandemic;

•weak industry conditions affecting our ability to comply with the financial maintenance covenants in our senior secured credit facility;

•the loss of a substantial customer for either chlorine or caustic soda could cause an imbalance in customer demand for these products;

•failure to attract, retain and motivate key employees;

•risks associated with our international sales and operations, including economic, political or regulatory changes;

•the effects of any declines in global equity markets on asset values and any declines in interest rates or other significant assumptions used to value the liabilities in our pension plan;

•adverse conditions in the credit and capital markets, limiting or preventing our ability to borrow or raise capital;

•our long-range plan assumptions not being realized causing a non-cash impairment charge of long-lived assets;

Legal, Environmental and Regulatory Risks

•new regulations or public policy changes regarding the transportation of hazardous chemicals and the security of chemical manufacturing facilities;

•changes in, or failure to comply with, legislation or government regulations or policies, including changes within the international markets in which we operate;

•unexpected litigation outcomes;

•costs and other expenditures in excess of those projected for environmental investigation and remediation or other legal proceedings; and

•various risks associated with our Lake City U.S. Army Ammunition Plant contract, including performance and compliance with governmental contract provisions.

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

Not Applicable.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)    Not Applicable.

(b)    Not Applicable.

(c)
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2021	—	$—	—
February 1-28, 2021	—	—	—
March 1-31, 2021	—	—	—
Total				304,075,829	(1)

(1)On April 26, 2018, our board of directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $500.0 million.  This program will terminate upon the purchase of $500.0 million of our common stock. Through March 31, 2021, 10,072,741 shares had been repurchased at a total value of $195,924,171 and $304,075,829 of common stock remained available for purchase under the program.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

Exhibit	Exhibit Description
3.1	Bylaws of Olin Corporation as amended effective April 22, 2021—Exhibit 3.1 to Olin’s Form 8-K filed April 23, 2021*
4.1
Amendment No. 6 dated February 24, 2021 to Receivables Financing Arrangement and Reaffirmation of Performance Guaranty dated December 20, 2016 among Olin Corporation, Olin Finance Company, LLC, PNC Bank, National Association, PNC Capital Markets LLC and the Lender parties thereto

4.2
Tenth Amendment to Amended and Restated Credit and Funding Agreement, dated as of February 24, 2021, among Olin Corporation, the Lenders (as defined therein), and PNC Bank, National Association, as Administrative Agent—Exhibit 4.1 to Olin’s Form 8-K filed March 1, 2021*

10.1
Third Amendment to Credit Agreement, dated as of February 24, 2021, among Olin Corporation, the guarantors party thereto, the Lenders and Issuing Banks (as defined therein) and Bank of America, N.A., as Administrative Agent—Exhibit 10.1 to Olin’s Form 8-K filed March 1, 2021*

10.2	Olin Corporation 2021 Long Term Incentive Plan—Exhibit 10.1 to Olin’s Form 8-K/A filed April 26, 2021*
11	Computation of Per Share Earnings (included in Note 8 “Earnings Per Share” to Notes to Condensed Financial Statements in Item 1)
22	List of Guarantors and Subsidiary Issuers of Guaranteed Securities as of March 31, 2021
31.1	Section 302 Certification Statement of Chief Executive Officer
31.2	Section 302 Certification Statement of Chief Financial Officer
32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded in the Exhibit 101 Interactive Data Files)
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

Date: April 28, 2021