Form 10-Q
period 2021-09-30
OLIN Corp
filed 2021-10-22
CIK 74303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

As of September 30, 2021, 159,377,460 shares of the registrant’s common stock were outstanding.

Part I — Financial Information

Item 1.  Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets
(In millions, except per share data)
(Unaudited)

	September 30, 2021	December 31, 2020	September 30, 2020
Assets
Current assets:
Cash and cash equivalents	$306.1	$189.7	$282.7
Receivables, net	1,041.7	770.9	714.9
Income taxes receivable	3.0	15.1	22.0
Inventories, net	826.8	674.7	608.4
Other current assets	127.7	66.7	44.5
Total current assets	2,305.3	1,717.1	1,672.5
Property, plant and equipment (less accumulated depreciation of $3,997.2, $3,719.8 and $3,602.4)	2,934.5	3,171.0	3,179.8
Operating lease assets, net	386.8	360.7	376.0
Deferred income taxes	104.9	11.2	36.3
Other assets	1,152.4	1,191.3	1,177.0
Intangible assets, net	348.5	399.4	404.9
Goodwill	1,420.3	1,420.2	1,420.1
Total assets	$8,652.7	$8,270.9	$8,266.6
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$201.1	$26.3	$1.2
Accounts payable	811.7	729.2	614.7
Income taxes payable	62.1	10.7	14.2
Current operating lease liabilities	78.1	74.7	76.2
Accrued liabilities	434.0	358.0	335.8
Total current liabilities	1,587.0	1,198.9	1,042.1
Long-term debt	2,823.5	3,837.5	3,959.5
Operating lease liabilities	314.7	291.6	305.0
Accrued pension liability	654.2	733.3	766.5
Deferred income taxes	526.8	443.2	410.9
Other liabilities	358.6	315.6	313.5
Total liabilities	6,264.8	6,820.1	6,797.5
Commitments and contingencies
Shareholders’ equity:
Common stock, $1.00 par value per share: authorized, 240.0 shares; issued and outstanding, 159.4, 158.0 and 157.9 shares	159.4	158.0	157.9
Additional paid-in capital	2,133.1	2,137.8	2,129.9
Accumulated other comprehensive loss	(643.8)	(689.9)	(728.2)
Retained earnings (accumulated deficit)	739.2	(155.1)	(90.5)
Total shareholders’ equity	2,387.9	1,450.8	1,469.1
Total liabilities and shareholders’ equity	$8,652.7	$8,270.9	$8,266.6

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Operations
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales	$2,340.1	$1,437.6	$6,480.2	$4,103.9
Operating expenses:
Cost of goods sold	1,679.8	1,307.4	4,815.8	3,917.3
Selling and administration	107.2	112.7	314.7	309.1
Restructuring charges	3.6	1.3	24.5	4.7
Goodwill impairment	—	699.8	—	699.8
Other operating expense	0.5	0.2	—	0.1
Operating income (loss)	549.0	(683.8)	1,325.2	(827.1)
Interest expense	54.0	74.6	204.4	207.1
Interest income	0.1	0.1	0.2	0.4
Non-operating pension income	9.2	4.9	26.7	14.4
Income (loss) before taxes	504.3	(753.4)	1,147.7	(1,019.4)
Income tax provision (benefit)	113.6	(16.6)	157.6	(82.5)
Net income (loss)	$390.7	$(736.8)	$990.1	$(936.9)
Net income (loss) per common share:
Basic	$2.44	$(4.67)	$6.21	$(5.94)
Diluted	$2.38	$(4.67)	$6.07	$(5.94)
Average common shares outstanding:
Basic	160.1	157.9	159.4	157.8
Diluted	163.9	157.9	163.0	157.8

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$390.7	$(736.8)	$990.1	$(936.9)
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net	(14.0)	17.0	(23.0)	16.2
Unrealized gains on derivative contracts, net	13.8	19.8	37.1	31.9
Amortization of prior service costs and actuarial losses, net	10.7	8.9	32.0	27.1
Total other comprehensive income, net of tax	10.5	45.7	46.1	75.2
Comprehensive income (loss)	$401.2	$(691.1)	$1,036.2	$(861.7)

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Common Stock
Balance at beginning of period	$160.5	$157.9	$158.0	$157.7
Common stock repurchased and retired	(1.5)	—	(1.5)	—
Common stock issued for:
Stock options exercised	0.4	—	2.8	—
Other transactions	—	—	0.1	0.2
Balance at end of period	$159.4	$157.9	$159.4	$157.9
Additional Paid-In Capital
Balance at beginning of period	$2,187.9	$2,127.0	$2,137.8	$2,122.1
Common stock repurchased and retired	(66.8)	—	(66.8)	—
Common stock issued for:
Stock options exercised	7.7	—	55.5	0.5
Other transactions	0.5	—	3.1	3.1
Stock-based compensation	3.8	2.9	3.5	4.2
Balance at end of period	$2,133.1	$2,129.9	$2,133.1	$2,129.9
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(654.3)	$(773.9)	$(689.9)	$(803.4)
Other comprehensive income	10.5	45.7	46.1	75.2
Balance at end of period	$(643.8)	$(728.2)	$(643.8)	$(728.2)
Retained Earnings (Accumulated Deficit)
Balance at beginning of period	$380.6	$677.9	$(155.1)	$941.1
Net income (loss)	390.7	(736.8)	990.1	(936.9)
Common stock dividends paid	(32.1)	(31.6)	(95.8)	(94.7)
Balance at end of period	$739.2	$(90.5)	$739.2	$(90.5)
Total Shareholders’ Equity	$2,387.9	$1,469.1	$2,387.9	$1,469.1

Dividends declared per share of common stock	$0.20	$0.20	$0.60	$0.60
The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net income (loss)	$990.1	$(936.9)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used for) operating activities:
Goodwill impairment	—	699.8
Stock-based compensation	5.0	7.1
Loss on debt extinguishment	47.6	—
Depreciation and amortization	432.4	425.1
Deferred income taxes	(25.2)	(61.6)
Qualified pension plan contributions	(1.0)	(1.3)
Qualified pension plan income	(20.8)	(8.7)
Change in:
Receivables	(291.6)	57.0
Income taxes receivable/payable	64.8	(14.0)
Inventories	(161.8)	90.5
Other current assets	18.4	(7.2)
Accounts payable and accrued liabilities	157.9	52.9
Other assets	(9.2)	(4.1)
Other noncurrent liabilities	41.3	0.9
Other operating activities	3.8	5.8
Net operating activities	1,251.7	305.3
Investing Activities
Capital expenditures	(135.8)	(223.3)
Payments under ethylene long-term supply contracts	—	(461.0)
Payments under other long-term supply contracts	—	(75.8)
Net investing activities	(135.8)	(760.1)
Financing Activities
Long-term debt:
Borrowings	390.0	1,212.5
Repayments	(1,241.1)	(591.8)
Debt early redemption premiums	(37.7)	—
Common stock repurchased and retired	(68.3)	—
Stock options exercised	58.3	0.5
Dividends paid	(95.8)	(94.7)
Debt issuance costs	(3.8)	(9.9)
Net financing activities	(998.4)	516.6
Effect of exchange rate changes on cash and cash equivalents	(1.1)	—
Net increase in cash and cash equivalents	116.4	61.8
Cash and cash equivalents, beginning of year	189.7	220.9
Cash and cash equivalents, end of period	$306.1	$282.7
Cash paid (received) for interest and income taxes:
Interest, net	$218.2	$179.3
Income taxes, net of refunds	$104.5	$(2.5)
Non-cash investing activities:
Decrease in capital expenditures included in accounts payable and accrued liabilities	$29.8	$46.2

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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (ASU 2020-04) which creates a new topic, Accounting Standards Codification (ASC) 848 “Reference Rate Reform.”  Subsequent to the issuance of ASU 2020-04, ASC 848 was amended by ASU 2021-01, “Scope” which amended and clarified the application and scope of the aforementioned update. This update provides optional guidance to ease the potential accounting burden associated with transition away from reference rates that are expected to be discontinued when financial institutions are no longer required to report information that is currently used to determine the London Interbank Offered Rate (LIBOR) and other reference rates.  This update allows companies to treat contract amendments to existing contracts for the purpose of establishing a new reference rate as continuations of those contracts without additional analysis, as long as the modification was made to establish a new reference rate.  This update applies prospectively to contract modifications.  The optional guidance was effective on March 12, 2020 and can be adopted beginning January 1, 2020 or any date thereafter until December 31, 2022, at which time the optional guidance can no longer be applied to contract amendments to existing contracts. We adopted the provisions of this update on January 1, 2020 and will apply this guidance prospectively to contract modifications that are entered into for the purpose of establishing a new reference rate.  The adoption of this update did not have a material impact on our consolidated financial statements.

NOTE 3. RESTRUCTURING CHARGES

We committed to a productivity initiative to align the organization with our new operating model and improve efficiencies (collectively, Productivity Plan). These actions and related activities were completed during the second quarter of 2021. For the three and nine months ended September 30, 2021, we recorded pretax restructuring charges of $0.2 million and $10.3 million, respectively, for employee severance and related benefit costs related to these actions. We do not expect to incur additional restructuring charges related to these actions.

On May 18, 2021, we announced that we had made the decision to permanently close approximately 20% of our diaphragm-grade chlor alkali capacity, representing 225,000 tons, at our Plaquemine, LA facility (Plaquemine Plan). The closure was completed in the second quarter of 2021. We expect to incur restructuring charges through 2022 of approximately $2 million related to this action.

On March 15, 2021, we announced that we had made the decision to permanently close approximately 50% of our diaphragm-grade chlor alkali capacity, representing 200,000 tons, at our McIntosh, AL facility (McIntosh Plan). The closure was completed in the first quarter of 2021. For the three and nine months ended September 30, 2021, we recorded pretax restructuring charges of $0.4 million and $5.2 million, respectively, for lease and other contract termination costs related to this action. We expect to incur additional restructuring charges through 2022 of approximately $2 million related to this action.

On January 18, 2021, we announced that we had made the decision to permanently close our trichloroethylene and anhydrous hydrogen chloride liquefaction facilities in Freeport, TX (collectively, Freeport 2021 Plan), before the end of 2021. For the three and nine months ended September 30, 2021, we recorded pretax restructuring charges of $1.6 million and $5.7 million, respectively, for facility exit costs related to these actions. We expect to incur additional restructuring charges through 2023 of approximately $25 million related to these actions.

On December 11, 2019, we announced that we had made the decision to permanently close a chlor alkali plant with a capacity of 230,000 tons and our vinylidene chloride (VDC) production facility, both in Freeport, TX (collectively, Freeport 2019 Plan).  The VDC facility and related chlor alkali plant were closed during fourth quarter of 2020 and second quarter of 2021, respectively.  For the three months ended September 30, 2021 and 2020, we recorded pretax restructuring charges of $1.0 million and $0.3 million, respectively, for facility exit costs related to these actions. For the nine months ended September 30, 2021 and 2020, we recorded pretax restructuring charges of $2.2 million and $0.8 million, respectively, for facility exit costs related to these actions. We expect to incur additional restructuring charges through 2025 of approximately $45 million related to these actions.

On March 21, 2016, we announced that we had made the decision to close a combined total of 433,000 tons of chlor alkali capacity across three separate locations (collectively, Chlor Alkali 2016 Plan). Associated with this action, we have permanently closed our Henderson, NV chlor alkali plant with 153,000 tons of capacity and have reconfigured the site to manufacture bleach and distribute caustic soda and hydrochloric acid. Also, the capacity of our Niagara Falls, NY chlor alkali plant has been reduced from 300,000 tons to 240,000 tons and the chlor alkali capacity at our Freeport, TX facility was reduced by 220,000 tons. This 220,000 ton reduction was entirely from diaphragm cell capacity. For the three months ended September 30, 2021 and 2020, we recorded pretax restructuring charges of $0.4 million and $1.0 million, respectively, for facility exit costs and lease and other contract termination costs related to these actions. For the nine months ended September 30, 2021 and 2020, we recorded pretax restructuring charges of $1.1 million and $3.9 million, respectively, for facility exit costs, employee severance and related benefit costs and lease and other contract termination costs related to these actions. We expect to incur additional restructuring charges through 2021 of approximately $1 million related to these capacity reductions.

The following table summarizes the 2021 and 2020 activities by major component of these restructuring actions and the remaining balances of accrued restructuring costs as of September 30, 2021 and 2020:

	Employee severance and related benefit costs	Lease and other contract termination costs	Facility exit costs	Total
	($ in millions)
Balance at January 1, 2020	$—	$3.1	$—	$3.1
Restructuring charges:
First quarter	0.1	0.1	1.5	1.7
Second quarter	—	—	1.7	1.7
Third quarter	—	0.3	1.0	1.3
Amounts utilized	(0.1)	(1.0)	(4.2)	(5.3)
Balance at September 30, 2020	$—	$2.5	$—	$2.5
Balance at January 1, 2021	$1.8	$1.7	$—	$3.5
Restructuring charges:
First quarter	—	4.6	2.3	6.9
Second quarter	10.1	0.5	3.4	14.0
Third quarter	0.2	0.5	2.9	3.6
Amounts utilized	(3.5)	(1.3)	(8.6)	(13.4)
Balance at September 30, 2021	$8.6	$6.0	$—	$14.6

The following table summarizes the cumulative restructuring charges of these restructuring actions by major component through September 30, 2021:

	Chlor Alkali Products and Vinyls				Corporate/other	Total
	McIntosh Plan	Freeport 2021 Plan	Freeport 2019 Plan	Chlor Alkali 2016 Plan	Productivity Plan
	($ in millions)
Write-off of equipment and facility	$—	$—	$58.9	$78.1	$—	$137.0
Employee severance and related benefit costs	—	—	2.1	6.7	10.3	19.1
Facility exit costs	—	5.7	3.9	52.7	—	62.3
Employee relocation costs	—	—	—	1.7	—	1.7
Lease and other contract termination costs	5.2	—	—	42.6	—	47.8
Total cumulative restructuring charges	$5.2	$5.7	$64.9	$181.8	$10.3	$267.9

As of September 30, 2021, we have incurred cash expenditures of $115.6 million and non-cash charges of $137.7 million related to these restructuring actions. The remaining balance of $14.6 million is expected to be paid out through 2031.

Subsequent Event

On October 21, 2021, we announced that we had made a decision to permanently cease operations of the remaining 50% of our diaphragm-grade chlor alkali capacity, representing 200,000 tons, at our McIntosh, AL facility. The closure is expected to be completed by the end of the third quarter of 2022. As a result of this action, we expect to incur approximately $40 million of pretax restructuring costs, none of which is expected to be incurred in 2021. We currently estimate these restructuring costs will primarily consist of facility exit costs to be paid in cash through 2025.

NOTE 4. ACCOUNTS RECEIVABLES

During 2021, we amended our existing $250.0 million Receivables Financing Agreement which expanded the borrowing capacity to $300.0 million (Receivables Financing Agreement) and extended the maturity to September 28, 2024. The Receivables Financing Agreement includes a minimum borrowing requirement of 50% of the facility limit or available borrowing capacity, whichever is less. The administrative agent for our Receivables Financing Agreement is PNC Bank, National Association.  Under the Receivables Financing Agreement, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the Receivables Financing Agreement incorporates the net leverage ratio covenant that is contained in the $1,615.0 million senior credit facility. As of September 30, 2021, $542.0 million of our trade receivables were pledged as collateral. As of September 30, 2021, we had $150.0 million drawn with $150.0 million of additional borrowing capacity available under the Receivables Financing Agreement. As of both December 31, 2020 and September 30, 2020, we had $125.0 million drawn under the Receivables Financing Agreement.

Olin also has trade accounts receivable factoring arrangements (AR Facilities) and pursuant to the terms of the AR Facilities, certain of our domestic subsidiaries may sell their accounts receivable up to a maximum of $229.0 million and certain of our foreign subsidiaries may sell their accounts receivable up to a maximum of €40.4 million. We will continue to service the outstanding accounts sold.  These receivables qualify for sales treatment under ASC 860 “Transfers and Servicing” and, accordingly, the proceeds are included in net cash provided by operating activities in the condensed statements of cash flows.  The following table summarizes the AR Facilities activity:

	September 30,
	2021	2020
	($ in millions)
Balance at beginning of year	$48.8	$63.1
Gross receivables sold	687.5	614.9
Payments received from customers on sold accounts	(645.6)	(584.9)
Balance at end of period	$90.7	$93.1

The factoring discount paid under the AR Facilities is recorded as interest expense on the condensed statements of operations. The factoring discount was $0.3 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and $1.0 million and $1.2 million for the nine months ended September 30, 2021 and 2020, respectively. The agreements are without recourse and therefore no recourse liability had been recorded as of September 30, 2021, December 31, 2020 or September 30, 2020.

Our condensed balance sheets included an allowance for doubtful accounts receivables of $12.2 million, $12.3 million and $12.1 million and other receivables of $68.1 million, $62.4 million and $73.9 million at September 30, 2021, December 31, 2020 and September 30, 2020, respectively, which were included in receivables, net.

NOTE 5. INVENTORIES

Inventories consisted of the following:

	September 30, 2021	December 31, 2020	September 30, 2020
	($ in millions)
Supplies	$115.5	$113.8	$107.6
Raw materials	158.5	116.3	86.4
Work in process	156.3	133.2	96.3
Finished goods	492.2	359.6	363.8
Inventories excluding LIFO reserve	922.5	722.9	654.1
LIFO reserve	(95.7)	(48.2)	(45.7)
Inventories, net	$826.8	$674.7	$608.4

Inventories are valued at the lower of cost and net realizable value. For U.S. inventories, inventory costs are determined principally by the last-in, first-out (LIFO) method of inventory accounting while for international inventories, inventory costs are determined principally by the first-in, first-out (FIFO) method of inventory accounting. Cost for other inventories has been determined principally by the average-cost method (primarily operating supplies, spare parts and maintenance parts). Elements of costs in inventories included raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at September 30, 2021 reflect certain estimates relating to inventory quantities and costs at December 31, 2021. The replacement cost of our inventories would have been approximately $95.7 million, $48.2 million and $45.7 million higher than reported at September 30, 2021, December 31, 2020 and September 30, 2020, respectively.

NOTE 6. OTHER ASSETS

Included in other assets were the following:

	September 30, 2021	December 31, 2020	September 30, 2020
	($ in millions)
Supply contracts	$1,076.8	$1,122.9	$1,129.7
Other	75.6	68.4	47.3
Other assets	$1,152.4	$1,191.3	$1,177.0

We have entered into various arrangements for the long-term supply of ethylene and electricity. A payment of $461.0 million was made during the second quarter of 2020 associated with a previously executed option to reserve additional ethylene at producer economics from The Dow Chemical Company (Dow). The original liability was discounted and recorded at present value as of March 31, 2017. For the nine months ended September 30, 2020, $4.0 million of interest expense was recorded for accretion on the 2020 payment liability discount.

During the nine months ended September 30, 2020, a payment of $75.8 million was made associated with the resolution of a dispute over the allocation to Olin of certain capital costs incurred at our Plaquemine, LA site after the October 5, 2015 closing date of the acquisition from Dow.

Amortization expense of $17.3 million and $11.3 million for the three months ended September 30, 2021 and 2020, respectively, and amortization expense of $52.1 million and $44.6 million for the nine months ended September 30, 2021 and 2020, respectively, was recognized within cost of goods sold related to our long-term supply contracts and is reflected in depreciation and amortization on the condensed statements of cash flows. The long-term supply contracts are monitored for impairment each reporting period.

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill were as follows:

	Chlor Alkali Products and Vinyls	Epoxy	Total
	($ in millions)
Balance at January 1, 2020	$1,832.7	$287.0	$2,119.7
Goodwill impairment	(557.6)	(142.2)	(699.8)
Foreign currency translation adjustment	0.2	—	0.2
Balance at September 30, 2020	$1,275.3	$144.8	$1,420.1
Balance at January 1, 2021	$1,275.3	$144.9	$1,420.2
Foreign currency translation adjustment	0.1	—	0.1
Balance at September 30, 2021	$1,275.4	$144.9	$1,420.3

During the three months ended September 30, 2020, we identified a triggering event associated with a sustained significant overall decrease in our stock price. As a result, we performed an updated quantitative goodwill impairment test during the third quarter of 2020. We used a discounted cash flow approach to develop the estimated fair value of our reporting units. As a further indicator that each reporting unit had been valued appropriately using a discounted cash flow model, the aggregate fair value of all reporting units was reconciled to the total market value of Olin. Due to the sustained decline in our stock price, the decrease in the value of our reporting units reflected a market participant’s perceived risk in the valuation implied by the sustained reduction in our stock price. As a result of this assessment, the carrying values of our Chlor Alkali Products and Vinyls and Epoxy reporting units exceeded the fair values which resulted in pre-tax goodwill impairment charges of $557.6 million and $142.2 million, respectively. The goodwill impairment charge was calculated as the amount that the carrying value of the reporting unit, including any goodwill, exceeded its fair value and therefore the carrying value of our reporting units was equal their fair value upon completion of the goodwill impairment test.

Intangible assets consisted of the following:

	September 30, 2021			December 31, 2020			September 30, 2020
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
	($ in millions)
Customers, customer contracts and relationships	$676.1	$(347.8)	$328.3	$681.0	$(312.5)	$368.5	$676.5	$(299.2)	$377.3
Trade name	—	—	—	—	—	—	7.1	(7.1)	—
Acquired technology	94.2	(75.1)	19.1	95.0	(65.3)	29.7	87.7	(61.3)	26.4
Other	1.8	(0.7)	1.1	1.8	(0.6)	1.2	1.8	(0.6)	1.2
Total intangible assets	$772.1	$(423.6)	$348.5	$777.8	$(378.4)	$399.4	$773.1	$(368.2)	$404.9

NOTE 8. EARNINGS PER SHARE

Basic and diluted net income (loss) per share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted net income (loss) per share reflects the dilutive effect of stock-based compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Computation of Net Income (Loss) per Share	(In millions, except per share data)
Net income (loss)	$390.7	$(736.8)	$990.1	$(936.9)
Basic shares	160.1	157.9	159.4	157.8
Basic net income (loss) per share	$2.44	$(4.67)	$6.21	$(5.94)
Diluted shares:
Basic shares	160.1	157.9	159.4	157.8
Stock-based compensation	3.8	—	3.6	—
Diluted shares	163.9	157.9	163.0	157.8
Diluted net income (loss) per share	$2.38	$(4.67)	$6.07	$(5.94)

The computation of dilutive shares does not include less than 0.1 million shares for both the three and nine months ended September 30, 2021 and 10.3 million shares for both the three and nine months ended September 30, 2020, as their effect would have been anti-dilutive.

NOTE 9. ENVIRONMENTAL

We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites. Environmental provisions charged to income, which are included in costs of goods sold, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in millions)
Provisions charged to income	$3.6	$12.5	$10.8	$17.9
Recoveries for costs incurred and expensed	—	—	(2.2)	—
Environmental expense	$3.6	$12.5	$8.6	$17.9

Environmental expense for the nine months ended September 30, 2021 includes $2.2 million of insurance recoveries for environmental costs incurred and expensed in prior periods.  The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $147.7 million, $147.2 million and $146.7 million at September 30, 2021, December 31, 2020 and September 30, 2020, respectively, of which $128.7 million, $128.2 million and $129.7 million, respectively, were classified as other noncurrent liabilities.

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

We, and our subsidiaries, are defendants in various other legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities. As of September 30, 2021, December 31, 2020 and September 30, 2020, our condensed balance sheets included accrued liabilities for these other legal actions of $13.1 million, $13.5 million and $13.0 million, respectively. These liabilities do not include costs associated with legal representation. Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these other legal actions will materially adversely affect our financial position, cash flows or results of operations.

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

For the nine months ended September 30, 2021, 1.5 million shares were repurchased and retired at a cost of $68.3 million. There were zero shares repurchased for the nine months ended September 30, 2020. As of September 30, 2021, we had repurchased a total of $264.2 million of our common stock, representing 11.5 million shares, and $235.8 million of common stock remained authorized to be repurchased under the program.

We issued 2.8 million and less than 0.1 million shares representing stock options exercised for the nine months ended September 30, 2021 and 2020, respectively, with a total value of $58.3 million and $0.5 million, respectively.

The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation Adjustment (net of taxes)	Unrealized (Losses) Gains on Derivative Contracts (net of taxes)	Pension and Other Postretirement Benefits (net of taxes)	Accumulated Other Comprehensive Loss
	($ in millions)
Balance at January 1, 2020	$(8.4)	$(13.6)	$(781.4)	$(803.4)
Unrealized (losses) gains:
First quarter	(9.0)	(35.1)	—	(44.1)
Second quarter	8.2	29.9	—	38.1
Third quarter	17.0	26.0	—	43.0
Reclassification adjustments of losses into income:
First quarter	—	11.6	11.9	23.5
Second quarter	—	9.3	11.6	20.9
Third quarter	—	0.1	11.5	11.6
Tax benefit (provision):
First quarter	—	5.6	(2.7)	2.9
Second quarter	—	(9.2)	(2.6)	(11.8)
Third quarter	—	(6.3)	(2.6)	(8.9)
Net change	16.2	31.9	27.1	75.2
Balance at September 30, 2020	$7.8	$18.3	$(754.3)	$(728.2)
Balance at January 1, 2021	$19.4	$21.4	$(730.7)	$(689.9)
Unrealized (losses) gains:
First quarter	(11.4)	122.0	—	110.6
Second quarter	2.4	41.8	—	44.2
Third quarter	(14.0)	41.7	—	27.7
Reclassification adjustments of (gains) losses into income:
First quarter	—	(112.8)	13.7	(99.1)
Second quarter	—	(20.4)	13.7	(6.7)
Third quarter	—	(23.5)	13.4	(10.1)
Tax provision:
First quarter	—	(2.2)	(3.1)	(5.3)
Second quarter	—	(5.1)	(3.0)	(8.1)
Third quarter	—	(4.4)	(2.7)	(7.1)
Net change	(23.0)	37.1	32.0	46.1
Balance at September 30, 2021	$(3.6)	$58.5	$(698.7)	$(643.8)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales:	($ in millions)
Chlor Alkali Products and Vinyls	$1,062.4	$755.1	$2,896.7	$2,166.2
Epoxy	877.7	476.1	2,390.3	1,350.7
Winchester	400.0	206.4	1,193.2	587.0
Total sales	$2,340.1	$1,437.6	$6,480.2	$4,103.9
Income (loss) before taxes:
Chlor Alkali Products and Vinyls	$263.0	$37.8	$703.0	$(53.5)
Epoxy	215.2	14.9	445.7	13.6
Winchester	115.3	21.0	310.3	47.5
Corporate/other:
Environmental expense	(3.6)	(12.5)	(8.6)	(17.9)
Other corporate and unallocated costs	(36.8)	(43.7)	(100.7)	(112.2)
Restructuring charges	(3.6)	(1.3)	(24.5)	(4.7)
Goodwill impairment	—	(699.8)	—	(699.8)
Other operating expense	(0.5)	(0.2)	—	(0.1)
Interest expense	(54.0)	(74.6)	(204.4)	(207.1)
Interest income	0.1	0.1	0.2	0.4
Non-operating pension income	9.2	4.9	26.7	14.4
Income (loss) before taxes	$504.3	$(753.4)	$1,147.7	$(1,019.4)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales by geography:	($ in millions)
Chlor Alkali Products and Vinyls
United States	$730.8	$560.9	$2,021.4	$1,545.1
Europe	64.3	24.9	133.2	81.9
Other foreign	267.3	169.3	742.1	539.2
Total Chlor Alkali Products and Vinyls	1,062.4	755.1	2,896.7	2,166.2
Epoxy
United States	263.0	138.2	674.9	419.5
Europe	391.9	166.6	1,115.7	501.4
Other foreign	222.8	171.3	599.7	429.8
Total Epoxy	877.7	476.1	2,390.3	1,350.7
Winchester
United States	354.1	182.1	1,092.7	534.8
Europe	8.1	1.8	18.2	6.6
Other foreign	37.8	22.5	82.3	45.6
Total Winchester	400.0	206.4	1,193.2	587.0
Total
United States	1,347.9	881.2	3,789.0	2,499.4
Europe	464.3	193.3	1,267.1	589.9
Other foreign	527.9	363.1	1,424.1	1,014.6
Total sales	$2,340.1	$1,437.6	$6,480.2	$4,103.9

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales by product line:	($ in millions)
Chlor Alkali Products and Vinyls
Caustic soda	$421.8	$373.0	$1,169.6	$1,053.4
Chlorine, chlorine-derivatives and other co-products	640.6	382.1	1,727.1	1,112.8
Total Chlor Alkali Products and Vinyls	1,062.4	755.1	2,896.7	2,166.2
Epoxy
Aromatics and allylics	375.0	198.3	1,053.5	582.7
Epoxy resins	502.7	277.8	1,336.8	768.0
Total Epoxy	877.7	476.1	2,390.3	1,350.7
Winchester
Commercial	280.9	152.4	823.4	415.1
Military and law enforcement	119.1	54.0	369.8	171.9
Total Winchester	400.0	206.4	1,193.2	587.0
Total sales	$2,340.1	$1,437.6	$6,480.2	$4,103.9

NOTE 13. STOCK-BASED COMPENSATION

Stock-based compensation granted includes stock options, performance stock awards, restricted stock awards and deferred directors’ compensation. Stock-based compensation expense (benefit) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in millions)
Stock-based compensation	$10.3	$3.4	$22.2	$9.7
Mark-to-market adjustments	2.5	0.6	16.6	(2.5)
Total expense	$12.8	$4.0	$38.8	$7.2

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

NOTE 14. DEBT

During 2021, activity of our outstanding debt included:

	Long-term Debt Borrowings (Repayments)	Loss on Debt Extinguishment(1)
	Nine Months Ended September 30, 2021	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Debt Instrument	($ in millions)
Borrowings:
Senior Term Loans	$315.0
Receivables Financing Agreement	75.0
Total borrowings	$390.0
Repayments:
10.00% senior notes due 2025	$(500.0)	$—	$30.9
9.75% senior notes due 2023	(120.0)	—	3.7
5.625% senior notes due 2029	(79.0)	6.0	8.9
5.00% senior notes due 2030	(26.0)	1.5	2.1
Senior Term Loans	(465.0)	1.2	2.0
Receivables Financing Agreement	(50.0)	—	—
Finance leases	(1.1)	—	—
Total repayments	$(1,241.1)	$8.7	$47.6
Long-term debt repayments, net	$(851.1)

(1)     Loss on debt extinguishment is included as interest expense in the condensed statements of operations. The loss includes the payment of bond redemption premiums of $6.7 million and $37.7 million for the three and nine months ended September 30, 2021, respectively, as well as the write-off of deferred debt issuance costs and recognition of deferred fair value interest rate swap losses of $2.0 million and $9.9 million for the three and nine months ended September 30, 2021, respectively, associated with the optional prepayment of existing debt. The cash payments related to the early redemption premiums for the debt extinguishments are classified as cash outflows from financing activities on the condensed statement of cash flows for the nine months ended September 30, 2021. The condensed statement of cash flows reflects a correction to the loss on debt extinguishment and early redemption premiums from the previously issued condensed statement of cash flows for the three months ended March 31, 2021, which increased cash flows from net operating activities and decreased cash flows from net financing activities by $18.7 million. During the fourth quarter of 2021, the previously issued statement of cash flows for the year ended December 31, 2020 will reflect the correction of previously presented early redemption premiums, which will increase cash flows from net operating activities and decrease cash flows from net financing activities by $14.6 million.

On February 24, 2021, we entered into a $1,615.0 million senior secured credit facility (Senior Credit Facility) that amended our existing $1,300.0 million senior secured credit facility. On July 28, 2021, the liens on the collateral provided under the Senior Credit Facility were released based on the achievement of a net leverage ratio below 3.50 for the prior two consecutive fiscal quarters. The Senior Credit Facility includes a senior delayed-draw term loan facility with aggregate commitments of $315.0 million (Delayed Draw Term Loan), a senior term loan facility with aggregate commitments of $500.0 million (2020 Term Loan and together with the Delayed Draw Term Loan, the Senior Term Loans) and a senior revolving credit facility with aggregate commitments in an amount equal to $800.0 million (Senior Revolving Credit Facility). The maturity date for the Senior Credit Facility is July 16, 2024. The amendment modified the pricing grid for the Senior Credit Facility by reducing applicable interest rates on the borrowings under the facility.

On March 30, 2021, Olin drew the entire $315.0 million of the Delayed Draw Term Loan and used the proceeds to fund the redemption of the 10.00% senior notes due October 15, 2025. During the nine months ended September 30, 2021, we repaid $465.0 million of the Senior Term Loans. These repayments satisfied all future required quarterly installments of the Senior Term Loans. The Senior Revolving Credit Facility includes a $100.0 million letter of credit subfacility. At September 30, 2021, we had $799.6 million available under our $800.0 million Senior Revolving Credit Facility because we had issued $0.4 million of letters of credit.

Annual maturities of long-term debt at September 30, 2021, including finance lease obligations, are $0.2 million in 2021, $201.1 million in 2022, $1.0 million in 2023, $570.8 million in 2024, $503.1 million in 2025 and a total of $1,778.0 million thereafter.

For the nine months ended September 30, 2021, we paid debt issuance costs of $3.8 million primarily for the amendments to our Senior Credit Facility.

Under the Senior Credit Facility, we may select various floating rate borrowing options. The actual interest rate paid on borrowings under the Senior Credit Facility is based on a pricing grid which is dependent upon the net leverage ratio as calculated under the terms of the applicable facility for the prior fiscal quarter.  The Senior Credit Facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (net leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  The calculation of debt in our net leverage ratio excludes borrowings under the Receivables Financing Agreement, up to a maximum of $250.0 million, and is reduced by all unrestricted cash and cash equivalents. Compliance with these covenants is determined quarterly. We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of September 30, 2021, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As a result of our restrictive covenant related to the net leverage ratio, the maximum additional borrowings available to us could be limited in the future.  The limitation, if an amendment or waiver from our lenders is not obtained, could restrict our ability to borrow the maximum amounts available under the Senior Revolving Credit Facility and the Receivables Financing Agreement.  As of September 30, 2021, there were no covenants or other restrictions that limited our ability to borrow.

NOTE 15. CONTRIBUTING EMPLOYEE OWNERSHIP PLAN

The Contributing Employee Ownership Plan (CEOP) is a defined contribution plan available to essentially all domestic employees.  We provide a contribution to an individual retirement contribution account maintained with the CEOP equal to an amount of between 5.0% and 7.5% of the employee’s eligible compensation.  The defined contribution plan expense for the three months ended September 30, 2021 and 2020 was $9.3 million and $6.5 million, respectively, and for the nine months ended September 30, 2021 and 2020 was $26.6 million and $21.5 million, respectively.

Company matching contributions are invested in the same investment allocation as the employee’s contribution.  Our matching contributions for eligible employees for the three months ended September 30, 2021 and 2020 were $3.5 million and $0.8 million, respectively, and for the nine months ended September 30, 2021 and 2020 were $10.4 million and $2.3 million, respectively. Effective January 1, 2020, we suspended the match on all salaried and non-bargaining hourly employees’ contributions, and moved to a discretionary contribution model with contributions contingent upon company-wide financial performance. During 2020, we did not make a discretionary matching contribution. Effective January 1, 2021, we reinstated the match on all salaried and non-bargaining hourly employees’ contributions, which provides for a maximum 3.0% matching contribution based on the level of participant contributions.

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

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$2.8	$2.8	$0.3	$0.2
Interest cost	12.8	18.8	0.2	0.3
Expected return on plans’ assets	(35.6)	(35.5)	—	—
Amortization of prior service cost	(0.1)	—	—	—
Recognized actuarial loss	13.2	11.2	0.3	0.3
Net periodic benefit (income) cost	$(6.9)	$(2.7)	$0.8	$0.8

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$8.6	$8.5	$1.0	$0.9
Interest cost	38.4	56.3	0.8	1.0
Expected return on plans’ assets	(106.7)	(106.7)	—	—
Amortization of prior service cost	(0.4)	—	0.1	—
Recognized actuarial loss	39.5	33.5	1.6	1.5
Net periodic benefit (income) cost	$(20.6)	$(8.4)	$3.5	$3.4

We made cash contributions to our international qualified defined benefit pension plans of $1.0 million and $1.3 million for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 17. INCOME TAXES

The effective tax rate for the three months ended September 30, 2021 included a benefit associated with prior year tax positions, a benefit associated with stock-based compensation, an expense from a net increase in the valuation allowance related to deferred tax assets in foreign jurisdictions and an expense from a change in tax contingencies. These factors resulted in a net $1.1 million tax benefit. After giving consideration to these items, the effective tax rate for the three months ended September 30, 2021 of 22.7% was higher than the 21% U.S. federal statutory rate primarily due to state taxes, foreign income inclusions and foreign income taxes, partially offset by a net decrease in the valuation allowance related to utilization of losses in foreign jurisdictions and favorable permanent salt depletion deductions. The effective tax rate for the three months ended September 30, 2020 included a benefit associated with prior year tax positions and an expense from a net increase in the valuation allowance related to foreign tax credits. These factors resulted in a net $1.7 million tax expense. For the three months ended September 30, 2020, a tax benefit of $10.8 million was recognized associated with the $699.8 million goodwill impairment charge. After giving consideration to these items, including the goodwill impairment charge on Olin’s loss before taxes, the effective tax rate for the three months ended September 30, 2020 of 14.0% was lower than the 21% U.S. federal statutory rate primarily due to foreign income inclusions and a net increase in the valuation allowance related to losses in foreign jurisdictions partially offset by state taxes, foreign income taxes and favorable permanent salt depletion deductions.

The effective tax rate for the nine months ended September 30, 2021 included a benefit from a net decrease in the valuation allowance related to deferred tax assets in foreign jurisdictions, a benefit associated with prior year tax positions, a benefit associated with stock-based compensation, an expense from remeasurement of deferred taxes due to an increase in our state effective tax rates and an expense from a change in tax contingencies. These factors resulted in a net $96.7 million tax benefit. After giving consideration to these items, the effective tax rate for the nine months ended September 30, 2021 of 22.2% was higher than the 21% U.S. federal statutory rate primarily due to state taxes, foreign income inclusions and foreign income taxes, partially offset by a net decrease in the valuation allowance related to utilization of losses in foreign jurisdictions and favorable permanent salt depletion deductions. The effective tax rate for the nine months ended September 30, 2020 included a benefit associated with prior year tax positions, an expense associated with stock-based compensation, an expense from a net increase in the valuation allowance related to foreign tax credits and an expense from a change in tax contingencies. These factors resulted in a net $2.8 million tax expense. For the nine months ended September 30, 2020, a tax benefit of $10.8 million was recognized associated with the $699.8 million goodwill impairment charge. After giving consideration to these items, including the goodwill impairment charge on Olin’s loss before taxes, the effective tax rate for the nine months ended September 30, 2020 of 23.3% was higher than the 21% U.S. federal statutory rate primarily due to state taxes, foreign income taxes and favorable permanent salt depletion deductions, partially offset by foreign income inclusions and a net increase in the valuation allowance related to losses in foreign jurisdictions.

During the second quarter of 2021, we released the valuation allowance related to deferred tax assets of our German operations that resulted in a net tax benefit of $103.8 million. As a result of significant taxable income during the first six months of 2021, our German operations reported cumulative income before tax (adjusted for permanent items) over the previous twelve quarters. Additionally, we project taxable income in our German operations for the remainder of 2021 and we expect that net operating loss carryovers and other deductible amounts in Germany will ultimately be realizable against future income. We concluded, based upon the preponderance of positive evidence over negative evidence and the anticipated ability to use the deferred tax assets, that it was more likely than not that the deferred tax assets in Germany would be realizable due to U.S. GAAP forecasted income. If there are unfavorable changes to actual operating results or to projections of future income, we may determine that it is more likely than not such deferred tax assets may not be realizable.

As of September 30, 2021, we had $44.6 million of gross unrecognized tax benefits, which would have a net $44.4 million impact on the effective tax rate, if recognized. As of September 30, 2020, we had $22.7 million of gross unrecognized tax benefits, of which $22.6 million would have impacted the effective tax rate, if recognized. The amount of unrecognized tax benefits was as follows:

	September 30,
	2021	2020
	($ in millions)
Balance at beginning of year	$21.3	$22.8
Increases for prior year tax positions	23.4	2.1
Decreases for prior year tax positions	(4.1)	(3.5)
Increases for current year tax positions	4.5	1.3
Foreign currency translation adjustments	(0.5)	—
Balance at end of period	$44.6	$22.7

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

As of September 30, 2021, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $16.2 million over the next twelve months. The anticipated reduction primarily relates to settlements with taxing authorities and the expiration of federal, state and foreign statutes of limitation.

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

We actively manage currency exposures that are associated with net monetary asset positions, currency purchases and sales commitments denominated in foreign currencies and foreign currency denominated assets and liabilities created in the normal course of business. We enter into forward sales and purchase contracts to manage currency risk to offset our net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of our operations. At September 30, 2021, we had outstanding forward contracts to buy foreign currency with a notional value of $320.6 million and to sell foreign currency with a notional value of $114.6 million. All of the currency derivatives expire within one year and are for U.S. dollar (USD) equivalents. The counterparties to the forward contracts are large financial institutions; however, the risk of loss to us in the event of nonperformance by a counterparty could be significant to our financial position or results of operations. At December 31, 2020, we had outstanding forward contracts to buy foreign currency with a notional value of $169.9 million and to sell foreign currency with a notional value of $113.6 million. At September 30, 2020, we had outstanding forward contracts to buy foreign currency with a notional value of $186.1 million and to sell foreign currency with a notional value of $127.7 million.

Cash Flow Hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the change in fair value of the derivative is recognized as a component of other comprehensive income (loss) until the hedged item is recognized in earnings.

We had the following notional amounts of outstanding commodity contracts that were entered into to hedge forecasted purchases:

	September 30, 2021	December 31, 2020	September 30, 2020
	($ in millions)
Natural gas	$50.4	$74.1	$46.8
Ethane	42.6	51.8	38.2
Metals	132.8	88.2	118.5
Total notional	$225.8	$214.1	$203.5

As of September 30, 2021, the counterparties to these commodity contracts were Wells Fargo Bank, N.A., Citibank, N.A., JPMorgan Chase Bank, National Association and Bank of America Corporation, all of which are major financial institutions.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, ethane, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in our manufacturing process. At September 30, 2021, we had open derivative contract positions through 2027. If all open futures contracts had been settled on September 30, 2021, we would have recognized a pretax gain of $77.1 million.

If commodity prices were to remain at September 30, 2021 levels, approximately $48.7 million of deferred gains, net of tax, would be reclassified into earnings during the next twelve months. The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

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

In August 2019, we terminated the interest rate swaps designated as fair value hedges which resulted in a loss of $2.3 million that was deferred as an offset to the carrying value of the related debt and was subsequently recognized to interest expense. In 2021, we redeemed the 2025 Notes, which resulted in recognition of the outstanding deferred swap loss. For the three months ended September 30, 2020, $0.1 million and for the nine months ended September 30, 2021 and 2020, $1.8 million and $0.3 million, respectively, of expense was recorded to interest expense on the accompanying condensed statements of operations related to these swap agreements.

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

The following table summarizes the location and fair value of the derivative instruments on our condensed balance sheets. The table disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis before giving effect to master netting arrangements:

	September 30, 2021	December 31, 2020	September 30, 2020
	($ in millions)
Asset derivatives:
Other current assets
Derivatives designated as hedging instruments:
Commodity contracts - gains	$66.7	$25.0	$20.6
Commodity contracts - losses	(1.1)	(3.1)	(2.9)
Derivatives not designated as hedging instruments:
Foreign exchange contracts - gains	0.9	2.5	2.4
Foreign exchange contracts - losses	(0.3)	(0.2)	(1.0)
Total other current assets	66.2	24.2	19.1
Other assets
Derivatives designated as hedging instruments:
Commodity contracts - gains	13.7	7.4	6.7
Commodity contracts - losses	—	(0.2)	(0.1)
Total other assets	13.7	7.2	6.6
Total asset derivatives(1)	$79.9	$31.4	$25.7
Liability derivatives:
Accrued liabilities
Derivatives designated as hedging instruments:
Commodity contracts - losses	$2.0	$1.4	$0.1
Commodity contracts - gains	(0.5)	(1.3)	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts - losses	6.2	—	1.4
Foreign exchange contracts - gains	(1.4)	—	(0.8)
Total accrued liabilities	6.3	0.1	0.7
Other liabilities
Derivatives designated as hedging instruments:
Commodity contracts - losses	0.7	0.8	—
Commodity contracts - gains	—	(0.2)	—
Total other liabilities	0.7	0.6	—
Total liability derivatives(1)	$7.0	$0.7	$0.7

(1)     Does not include the impact of cash collateral received from or provided to counterparties.

The following table summarizes the effects of derivative instruments on our condensed statements of operations:

		Amount of Gain (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Gain (Loss)	2021	2020	2021	2020
Derivatives – Cash Flow Hedges		($ in millions)
Recognized in other comprehensive loss:
Commodity contracts	———	$41.7	$26.0	$205.5	$20.8
Reclassified from accumulated other comprehensive loss into income:
Commodity contracts	Cost of goods sold	$23.5	$(0.1)	$156.7	$(21.0)
Derivatives – Fair Value Hedges
Interest rate contracts	Interest expense	$—	$(0.1)	$(1.8)	$(0.3)
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Selling and administration	$(6.2)	$9.6	$(14.4)	$16.7

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

Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceeds a specific threshold. If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability. As of September 30, 2021, December 31, 2020 and September 30, 2020, this threshold was not exceeded. In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.

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

Determining which hierarchical level an asset or liability falls within requires significant judgment. We evaluate our hierarchy disclosures each quarter. The following table summarizes the assets and liabilities measured at fair value in the condensed balance sheets:

	Fair Value Measurements
Balance at September 30, 2021	Level 1	Level 2	Level 3	Total
Assets	($ in millions)
Commodity contracts	$—	$79.3	$—	$79.3
Foreign exchange contracts	—	0.6	—	0.6
Total Assets	$—	$79.9	$—	$79.9
Liabilities
Commodity contracts	$—	$2.2	$—	$2.2
Foreign exchange contracts	—	4.8	—	4.8
Total Liabilities	$—	$7.0	$—	$7.0
Balance at December 31, 2020
Assets
Commodity contracts	$—	$29.1	$—	$29.1
Foreign exchange contracts	—	2.3	—	2.3
Total Assets	$—	$31.4	$—	$31.4
Liabilities
Commodity contracts	$—	$0.7	$—	$0.7
Total Liabilities	$—	$0.7	$—	$0.7
Balance at September 30, 2020
Assets
Commodity contracts	$—	$24.3	$—	$24.3
Foreign exchange contracts	—	1.4	—	1.4
Total Assets	$—	$25.7	$—	$25.7
Liabilities
Commodity contracts	$—	$0.1	$—	$0.1
Foreign exchange contracts	—	0.6	—	0.6
Total Liabilities	$—	$0.7	$—	$0.7

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

Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments. Since our long-term debt instruments may not be actively traded, the inputs used to measure the fair value of our long-term debt are based on current market rates for debt of similar risk and maturities and is classified as Level 2 in the fair value measurement hierarchy. As of September 30, 2021, December 31, 2020 and September 30, 2020, the fair value measurements of debt were $3,287.9 million, $4,177.2 million and $4,078.7 million, respectively.

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by ASC 820. There were no assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2021 and December 31, 2020.

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

The first quarter 2021 included a net pretax favorable impact of $99.9 million associated with Winter Storm Uri due to Olin’s customary financial hedges and contracts maintained to provide protection from rapid and dramatic changes in energy costs, partially offset by unabsorbed fixed manufacturing costs and storm-related maintenance costs. For the nine months ended September 30, 2021, Chlor Alkali Products and Vinyls segment results included a favorable impact of $121.4 million and Epoxy segment results included an unfavorable impact of $21.5 million associated with Winter Storm Uri.

2021 Overview

Net income for the three and nine months ended September 30, 2021 was $390.7 million and $990.1 million, respectively, compared to net loss of $736.8 million and $936.9 million, respectively, for the comparable prior year periods in 2020. The increase in results from the prior year was due to improved operating results across all our business segments. The 2020 results were also impacted by a $699.8 million goodwill impairment charge.

Chlor Alkali Products and Vinyls reported segment income of $263.0 million and $703.0 million for the three and nine months ended September 30, 2021, respectively. Chlor Alkali Products and Vinyls segment results were higher than in the comparable prior year periods primarily due to higher pricing across all products, partially offset by higher raw material and operating costs.

Epoxy reported segment income of $215.2 million and $445.7 million for the three and nine months ended September 30, 2021, respectively. Epoxy segment results were higher than in the comparable prior year periods primarily due to higher product prices, partially offset by higher raw materials costs, primarily benzene and propylene.

Winchester reported segment income of $115.3 million and $310.3 million for the three and nine months ended September 30, 2021, respectively. On October 1, 2020, Winchester assumed full management and operational control of the Lake City U.S. Army Ammunition Plant (Lake City) in Independence, MO. Winchester segment results were higher than in the comparable prior year periods primarily due to increased commercial ammunition pricing and higher volumes, which includes ammunition produced at Lake City. Winchester segment results were also negatively impacted by higher commodity costs compared to the prior year periods.

During the nine months ended September 30, 2021, we repaid $851.1 million of long-term debt. In connection with these financing transactions, we recognized a loss on extinguishment of debt of $8.7 million and $47.6 million for the three and nine months ended September 30, 2021, respectively, which includes the payment of early redemption premiums of $6.7 million and $37.7 million for the three and nine months ended September 30, 2021, respectively.

During the nine months ended September 30, 2021, we repurchased and retired 1.5 million shares at a cost of $68.3 million. As of September 30, 2021, we have $235.8 million of remaining authorized common stock to be purchased under our April 26, 2018 share repurchase program.

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in millions, except per share data)
Sales	$2,340.1	$1,437.6	$6,480.2	$4,103.9
Cost of goods sold	1,679.8	1,307.4	4,815.8	3,917.3
Gross margin	660.3	130.2	1,664.4	186.6
Selling and administration	107.2	112.7	314.7	309.1
Restructuring charges	3.6	1.3	24.5	4.7
Goodwill impairment	—	699.8	—	699.8
Other operating expense	0.5	0.2	—	0.1
Operating income (loss)	549.0	(683.8)	1,325.2	(827.1)
Interest expense	54.0	74.6	204.4	207.1
Interest income	0.1	0.1	0.2	0.4
Non-operating pension income	9.2	4.9	26.7	14.4
Income (loss) before taxes	504.3	(753.4)	1,147.7	(1,019.4)
Income tax provision (benefit)	113.6	(16.6)	157.6	(82.5)
Net income (loss)	$390.7	$(736.8)	$990.1	$(936.9)
Net income (loss) per common share:
Basic	$2.44	$(4.67)	$6.21	$(5.94)
Diluted	$2.38	$(4.67)	$6.07	$(5.94)

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Sales for the three months ended September 30, 2021 were $2,340.1 million compared to $1,437.6 million in the same period last year, an increase of $902.5 million, or 63%. Chlor Alkali Products and Vinyls sales increased by $307.3 million, primarily due to higher pricing across all products. Epoxy sales increased by $401.6 million, primarily due to higher product prices, partially offset by decreased volumes. Winchester sales increased by $193.6 million, primarily due to increased commercial ammunition pricing and higher commercial and military sales volumes, which included ammunition produced at Lake City.

Gross margin increased $530.1 million for the three months ended September 30, 2021 compared to the prior year. Chlor Alkali Products and Vinyls gross margin increased by $221.1 million, primarily due to higher pricing, partially offset by higher raw material and operating costs. Epoxy gross margin increased by $200.0 million, primarily due to higher product prices, partially offset by higher costs, primarily raw materials. Winchester gross margin increased by $99.9 million, primarily due to increased commercial ammunition pricing and higher sales volumes, which included ammunition produced at Lake City. Gross margin as a percentage of sales increased to 28% in 2021 from 9% in 2020.

Selling and administration expenses for the three months ended September 30, 2021 were $107.2 million, a decrease of $5.5 million from the prior year. The decrease was primarily due to the absence of costs associated with the implementation of new enterprise resource planning, manufacturing and engineering systems, and related infrastructure (Information Technology

Project) of $25.5 million, which was completed in late 2020. This decrease was partially offset by higher variable incentive compensation expense of $13.6 million, which includes mark-to-market adjustments on stock-based compensation expense, and selling and administration expenses associated with Lake City operations of $6.9 million. Selling and administration expenses as a percentage of sales decreased to 5% in 2021 from 8% in 2020.

Goodwill impairment includes non-cash pretax impairment charges of $557.6 million related to the Chlor Alkali Products and Vinyls segment and $142.2 million related to the Epoxy segment recorded during the third quarter of 2020.

Interest expense decreased by $20.6 million for the three months ended September 30, 2021. Interest expense for the three months ended September 30, 2021 included $6.7 million of bond redemption premiums and $2.0 million for write-off of deferred debt issuance costs. Without these items, interest expense decreased by $29.3 million, primarily due to a lower level of debt outstanding and lower average interest rates.

Non-operating pension income includes all components of pension and other postretirement income (costs) other than service costs. Non-operating pension income increased by $4.3 million for the three months ended September 30, 2021 compared to the prior year primarily due to a decrease in the discount rate used to determine interest costs.

The effective tax rate for the three months ended September 30, 2021 included a benefit associated with prior year tax positions, a benefit associated with stock-based compensation, an expense from a net increase in the valuation allowance related to deferred tax assets in foreign jurisdictions and an expense from a change in tax contingencies. These factors resulted in a net $1.1 million tax benefit. After giving consideration to these items, the effective tax rate for the three months ended September 30, 2021 of 22.7% was higher than the 21% U.S. federal statutory rate primarily due to state taxes, foreign income inclusions and foreign income taxes, partially offset by a net decrease in the valuation allowance related to utilization of losses in foreign jurisdictions and favorable permanent salt depletion deductions. The effective tax rate for the three months ended September 30, 2020 included a benefit associated with prior year tax positions and an expense from a net increase in the valuation allowance related to foreign tax credits. These factors resulted in a net $1.7 million tax expense. For the three months ended September 30, 2020, a tax benefit of $10.8 million was recognized associated with the $699.8 million goodwill impairment charge. After giving consideration to these items, including the goodwill impairment charge on Olin’s loss before taxes, the effective tax rate for the three months ended September 30, 2020 of 14.0% was lower than the 21% U.S. federal statutory rate primarily due to foreign income inclusions and a net increase in the valuation allowance related to losses in foreign jurisdictions partially offset by state taxes, foreign income taxes and favorable permanent salt depletion deductions.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Sales for the nine months ended September 30, 2021 were $6,480.2 million compared to $4,103.9 million in the same period last year, an increase of $2,376.3 million, or 58%. Chlor Alkali Products and Vinyls sales increased by $730.5 million, primarily due to higher pricing across all products and increased volumes. Epoxy sales increased by $1,039.6 million, primarily due to higher product prices and volumes. Our chemicals businesses segment sales volumes in the first quarter 2021 were negatively impacted by Winter Storm Uri. Winchester sales increased by $606.2 million, primarily due to increased commercial ammunition pricing and higher commercial and military sales volumes, which included ammunition produced at Lake City.

Gross margin increased $1,477.8 million for the nine months ended September 30, 2021 compared to the prior year. Chlor Alkali Products and Vinyls gross margin increased by $750.6 million, primarily due to higher pricing and the effect of Winter Storm Uri. Epoxy gross margin increased by $435.3 million, primarily due to higher product prices, partially offset by higher raw material costs and the effect of Winter Storm Uri. Winchester gross margin increased by $281.8 million, primarily due to increased commercial ammunition pricing and higher sales volumes, which included ammunition produced at Lake City. Gross margin as a percentage of sales increased to 26% in 2021 from 5% in 2020.

Selling and administration expenses for the nine months ended September 30, 2021 were $314.7 million, an increase of $5.6 million from the prior year. The increase was primarily due to higher variable incentive compensation expense of $47.1 million, which includes mark-to-market adjustments on stock-based compensation expense, and selling and administration expenses associated with Lake City operations of $20.7 million. These increases were partially offset by the absence of costs associated with the Information Technology Project of $60.6 million, which was completed in late 2020. Selling and administration expenses as a percentage of sales decreased to 5% in 2021 from 8% in 2020.

Restructuring charges for the nine months ended September 30, 2021 and 2020 were $24.5 million and $4.7 million, respectively. The increase in charges was primarily due to a productivity initiative to align the organization with our new operating model and improve efficiencies, which was completed during the second quarter of 2021, and the March 2021 decision to permanently close approximately 50% of our diaphragm-grade chlor alkali capacity, representing 200,000 tons, at our McIntosh, AL facility.

Goodwill impairment includes non-cash pretax impairment charges of $557.6 million related to the Chlor Alkali Products and Vinyls segment and $142.2 million related to the Epoxy segment recorded during the third quarter of 2020.

Interest expense decreased by $2.7 million for the nine months ended September 30, 2021. Interest expense for the nine months ended September 30, 2021 included $37.7 million of bond redemption premiums and $9.9 million for write-off of deferred debt issuance costs and recognition of deferred fair value interest rate swap losses. Interest expense for the nine months ended September 30, 2020 included $1.6 million for the write-off of unamortized deferred debt issuance costs and $4.0 million of accretion expense related to the 2020 ethylene payment discount. Interest expense for the nine months ended September 30, 2021 and 2020 was reduced by capitalized interest of $2.4 million and $5.5 million, respectively. Without these items, interest expense decreased by $47.8 million, primarily due to a lower level of debt outstanding and lower average interest rates.

Non-operating pension income includes all components of pension and other postretirement income (costs) other than service costs. Non-operating pension income increased by $12.3 million for the nine months ended September 30, 2021 compared to the prior year primarily due to a decrease in the discount rate used to determine interest costs.

The effective tax rate for the nine months ended September 30, 2021 included a benefit from a net decrease in the valuation allowance related to deferred tax assets in foreign jurisdictions, a benefit associated with prior year tax positions, a benefit associated with stock-based compensation, an expense from remeasurement of deferred taxes due to an increase in our state effective tax rates and an expense from a change in tax contingencies. These factors resulted in a net $96.7 million tax benefit. After giving consideration to these items, the effective tax rate for the nine months ended September 30, 2021 of 22.2% was higher than the 21% U.S. federal statutory rate primarily due to state taxes, foreign income inclusions and foreign income taxes, partially offset by a net decrease in the valuation allowance related to utilization of losses in foreign jurisdictions and favorable permanent salt depletion deductions. The effective tax rate for the nine months ended September 30, 2020 included a benefit associated with prior year tax positions, an expense associated with stock-based compensation, an expense from a net increase in the valuation allowance related to foreign tax credits and an expense from a change in tax contingencies. These factors resulted in a net $2.8 million tax expense. For the nine months ended September 30, 2020, a tax benefit of $10.8 million was recognized associated with the $699.8 million goodwill impairment charge. After giving consideration to these items, including the goodwill impairment charge on Olin’s loss before taxes, the effective tax rate for the nine months ended September 30, 2020 of 23.3% was higher than the 21% U.S. federal statutory rate primarily due to state taxes, foreign income taxes and favorable permanent salt depletion deductions, partially offset by foreign income inclusions and a net increase in the valuation allowance related to losses in foreign jurisdictions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales:	($ in millions)
Chlor Alkali Products and Vinyls	$1,062.4	$755.1	$2,896.7	$2,166.2
Epoxy	877.7	476.1	2,390.3	1,350.7
Winchester	400.0	206.4	1,193.2	587.0
Total sales	$2,340.1	$1,437.6	$6,480.2	$4,103.9
Income (loss) before taxes:
Chlor Alkali Products and Vinyls	$263.0	$37.8	$703.0	$(53.5)
Epoxy	215.2	14.9	445.7	13.6
Winchester	115.3	21.0	310.3	47.5
Corporate/other:
Environmental expense(1)	(3.6)	(12.5)	(8.6)	(17.9)
Other corporate and unallocated costs(2)	(36.8)	(43.7)	(100.7)	(112.2)
Restructuring charges	(3.6)	(1.3)	(24.5)	(4.7)
Goodwill impairment	—	(699.8)	—	(699.8)
Other operating expense	(0.5)	(0.2)	—	(0.1)
Interest expense(3)	(54.0)	(74.6)	(204.4)	(207.1)
Interest income	0.1	0.1	0.2	0.4
Non-operating pension income	9.2	4.9	26.7	14.4
Income (loss) before taxes	$504.3	$(753.4)	$1,147.7	$(1,019.4)

(1)Environmental expense for the nine months ended September 30, 2021 includes $2.2 million of insurance recoveries for environmental costs incurred and expensed in prior periods.

(2)Other corporate and unallocated costs included costs associated with the implementation of the Information Technology Project for the three and nine months ended September 30, 2020 of $25.5 million and $60.6 million, respectively.

(3)Interest expense for the three and nine months ended September 30, 2021 included a loss on extinguishment of debt of $8.7 million and $47.6 million, respectively, which includes bond redemption premiums, write-off of deferred debt issuance costs and recognition of deferred fair value interest rate swap losses associated with the optional prepayment of existing debt. Interest expense for the nine months ended September 30, 2020 included $1.6 million for write-off of deferred debt issuance costs and $4.0 million related to the 2020 ethylene payment discount.

Chlor Alkali Products and Vinyls

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Chlor Alkali Products and Vinyls sales for the three months ended September 30, 2021 were $1,062.4 million compared to $755.1 million for the same period in 2020, an increase of $307.3 million, or 41%. The sales increase was primarily due to higher pricing across all products, partially offset by decreased volumes. Chlor Alkali Products and Vinyls sales increase was also due to higher VCM sales as a result of our primary VCM contract transitioning from a toll manufacturing arrangement to a direct customer sale agreement beginning on January 1, 2021.

Chlor Alkali Products and Vinyls segment income was $263.0 million for the three months ended September 30, 2021 compared to $37.8 million for the same period in 2020, an increase of $225.2 million. The increase in Chlor Alkali Products and Vinyls segment results was primarily due to higher product prices ($283.7 million), partially offset by higher raw material and operating costs ($58.5 million). Chlor Alkali Products and Vinyls segment results included depreciation and amortization expense of $116.7 million and $112.1 million for the three months ended September 30, 2021 and 2020, respectively.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Chlor Alkali Products and Vinyls sales for the nine months ended September 30, 2021 were $2,896.7 million compared to $2,166.2 million for the same period in 2020, an increase of $730.5 million, or 34%. The sales increase was primarily due to higher pricing across all product lines and increased volumes. Chlor Alkali Products and Vinyls sales increase was also due to higher VCM sales as a result of our primary VCM contract transitioning from a toll manufacturing arrangement to a direct customer sale agreement beginning on January 1, 2021. Sales volumes in the first quarter 2021 were negatively impacted by Winter Storm Uri.

Chlor Alkali Products and Vinyls segment income was $703.0 million for the nine months ended September 30, 2021 compared to segment loss of $53.5 million for the same period in 2020, an increase of $756.5 million. The increase in Chlor Alkali Products and Vinyls segment results was primarily due to higher product prices ($632.5 million), the favorable impact of Winter Storm Uri ($121.4 million), and increased volumes ($44.6 million), partially offset by higher raw material and operating costs ($42.0 million). The impact of Winter Storm Uri includes a net one-time benefit associated with Olin’s customary financial hedges and contracts maintained to provide protection from rapid and dramatic changes in energy costs, partially offset by unabsorbed fixed manufacturing costs and storm-related maintenance costs. Chlor Alkali Products and Vinyls segment results included depreciation and amortization expense of $347.0 million and $339.1 million for the nine months ended September 30, 2021 and 2020, respectively.

Epoxy

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Epoxy sales for the three months ended September 30, 2021 were $877.7 million compared to $476.1 million for the same period in 2020, an increase of $401.6 million, or 84%. The sales increase was primarily due to higher product prices ($397.9 million) and a favorable effect of foreign currency translation ($13.3 million), partially offset by an unfavorable product mix change ($9.6 million).

Epoxy segment income was $215.2 million for the three months ended September 30, 2021 compared to $14.9 million for the same period in 2020, an increase of $200.3 million. The increase in segment results was primarily due to higher product prices ($397.9 million), partially offset by higher raw material costs ($183.5 million), primarily benzene and propylene, and higher operating costs ($14.1 million). A significant percentage of our Euro denominated sales are of products manufactured within Europe. As a result, the impact of foreign currency translation on revenue is primarily offset by the impact of foreign currency translation on raw materials and manufacturing costs also denominated in Euros. Epoxy segment results included depreciation and amortization expense of $21.1 million and $23.9 million for the three months ended September 30, 2021 and 2020, respectively.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Epoxy sales for the nine months ended September 30, 2021 were $2,390.3 million compared to $1,350.7 million for the same period in 2020, an increase of $1,039.6 million, or 77%. The sales increase was primarily due to higher product prices ($869.0 million), increased volumes and mix changes ($91.2 million) and a favorable effect of foreign currency translation ($79.4 million). Sales volumes in the first quarter 2021 were negatively impacted by Winter Storm Uri.

Epoxy segment income was $445.7 million for the nine months ended September 30, 2021 compared to $13.6 million for the same period in 2020, an increase of $432.1 million. The increase in segment results was primarily due to higher product prices ($869.0 million) and increased volumes and mix changes ($18.1 million), partially offset by higher raw material costs ($392.4 million), primarily benzene and propylene. Epoxy segment results were also impacted by higher operating and maintenance turnaround costs ($41.1 million) compared to the prior year period and the unfavorable impact of Winter Storm Uri ($21.5 million). The impact of Winter Storm Uri includes unabsorbed fixed manufacturing costs and storm-related maintenance costs. A significant percentage of our Euro denominated sales are of products manufactured within Europe. As a result, the impact of foreign currency translation on revenue is primarily offset by the impact of foreign currency translation on raw materials and manufacturing costs also denominated in Euros. Epoxy segment results included depreciation and amortization expense of $63.5 million and $67.0 million for the nine months ended September 30, 2021 and 2020, respectively.

Winchester

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Winchester sales were $400.0 million for the three months ended September 30, 2021 compared to $206.4 million for the same period in 2020, an increase of $193.6 million, or 94%. The increase was due to higher ammunition sales to commercial customers ($128.5 million) and military customers ($62.0 million), both of which includes ammunition produced at Lake City, and law enforcement agencies ($3.1 million).

Winchester segment income was $115.3 million for the three months ended September 30, 2021 compared to $21.0 million for the same period in 2020, an increase of $94.3 million. The increase in segment results was due to higher product pricing ($65.6 million) and increased sales volumes ($36.4 million), which includes ammunition produced at Lake City, partially offset by higher commodity and operating costs ($13.4 million). Segment results in 2020 were also impacted by transition costs relating to the Lake City contract ($5.7 million). Winchester segment income included depreciation and amortization expense of $5.7 million and $5.0 million for the three months ended September 30, 2021 and 2020, respectively.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Winchester sales were $1,193.2 million for the nine months ended September 30, 2021 compared to $587.0 million for the same period in 2020, an increase of $606.2 million, or 103%. The increase was due to higher ammunition sales to commercial customers ($408.3 million) and military customers ($186.0 million), both of which includes ammunition produced at Lake City, and law enforcement agencies ($11.9 million).

Winchester segment income was $310.3 million for the nine months ended September 30, 2021 compared to $47.5 million for the same period in 2020, an increase of $262.8 million. The increase in segment results was due to higher product pricing ($150.3 million) and increased sales volumes ($127.9 million), which includes ammunition produced at Lake City, partially offset by higher commodity and operating costs ($27.7 million). Segment results in 2020 were also impacted by transition costs relating to the Lake City contract ($12.3 million). Winchester segment income included depreciation and amortization expense of $16.8 million and $14.7 million for the nine months ended September 30, 2021 and 2020, respectively.

Corporate/Other

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

For the three months ended September 30, 2021, charges to income for environmental investigatory and remedial activities were $3.6 million compared to $12.5 million for the three months ended September 30, 2020. These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the three months ended September 30, 2021, other corporate and unallocated costs were $36.8 million compared to $43.7 million for the three months ended September 30, 2020, a decrease of $6.9 million. The decrease was primarily due to the absence of costs associated with the implementation of the Information Technology Project of $25.5 million, which was completed in late 2020, partially offset by higher variable incentive compensation costs of $13.2 million, which includes mark-to-market adjustments on stock-based compensation expense.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

For the nine months ended September 30, 2021, charges to income for environmental investigatory and remedial activities were $8.6 million, which includes $2.2 million of insurance recoveries for environmental costs incurred and expensed in prior periods. Without these recoveries, charges to income for environmental investigatory and remedial activities for the nine months ended September 30, 2021 would have been $10.8 million, compared to $17.9 million for the nine months ended September 30, 2020. These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the nine months ended September 30, 2021, other corporate and unallocated costs were $100.7 million compared to $112.2 million for the nine months ended September 30, 2020, a decrease of $11.5 million. The decrease was primarily due to the absence of costs associated with the implementation of the Information Technology Project of $60.6 million, which was completed in late 2020, partially offset by higher variable incentive compensation costs of $44.3 million, which includes mark-to-market adjustments on stock-based compensation expense.

Outlook

In 2021, we have continued to implement and benefit from Olin’s new operating model of optimizing value across our businesses. Olin drove pricing improvement during the first three quarters of 2021 for our chlorine and almost all our chlorine derivatives, including epoxy resins, and caustic soda. We expect operating income for the fourth quarter 2021 to be comparable to or slightly lower than third quarter 2021 of $549.0 million. We expect Chlor Alkali Products and Vinyls fourth quarter segment results to increase sequentially from third quarter 2021, while the Epoxy and Winchester segment fourth quarter results are expected to seasonally decline from third quarter 2021 levels.

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

During 2021, we anticipate environmental expenses in the $15 million to $20 million range compared to $20.9 million in 2020.

We expect non-operating pension income in 2021 to be in the $35 million range compared to $18.9 million in 2020. Based on our plan assumptions and estimates, we will not be required to make any cash contributions to our domestic qualified defined benefit pension plan in 2021. We have several international qualified defined benefit pension plans for which we anticipate cash contributions of less than $5 million in 2021.

In 2021, we currently expect our capital spending to be in the $200 million range, which would be approximately $100 million lower than 2020 levels. We expect 2021 depreciation and amortization expense to be in the $575 million range.

We currently believe the 2021 effective tax rate will be in the 20% to 25% range, excluding the impact of the second quarter 2021 release of the valuation allowance related to deferred tax assets of our German operations. We expect cash taxes will be in the 10% to 15% range, which primarily reflects the utilization of tax loss carryforwards.

Environmental Matters

Environmental provisions charged to income, which are included in costs of goods sold, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	($ in millions)
Provisions charged to income	$3.6	$12.5	$10.8	$17.9
Recoveries for costs incurred and expensed	—	—	(2.2)	—
Environmental expense	$3.6	$12.5	$8.6	$17.9

Environmental expense for the nine months ended September 30, 2021 includes $2.2 million of insurance recoveries for environmental costs incurred and expensed in prior periods.

Our liabilities for future environmental expenditures were as follows:

	September 30,
	2021	2020
	($ in millions)
Balance at beginning of year	$147.2	$139.0
Charges to income	10.8	17.9
Remedial and investigatory spending	(10.5)	(10.1)
Foreign currency translation adjustments	0.2	(0.1)
Balance at end of period	$147.7	$146.7

Environmental investigatory and remediation activities spending was associated with former waste disposal sites and past manufacturing operations. Spending in 2021 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be approximately $15 million. Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we expect to incur to protect our interests against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $9.0 million at September 30, 2021. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and operation, maintenance and monitoring (OM&M) expenses that, in our experience, we expect to incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M. Charges to income for investigatory and remedial efforts were material to our operating results in 2020 and may be material to our operating results in 2021.

The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $147.7 million, $147.2 million and $146.7 million at September 30, 2021, December 31, 2020 and September 30, 2020, respectively, of which $128.7 million, $128.2 million and $129.7 million, respectively, were classified as other noncurrent liabilities. These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities.

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

Liquidity, Investment Activity and Other Financial Data

Cash Flow Data

	Nine Months Ended September 30,
	2021	2020
Provided By (Used For)	($ in millions)
Net operating activities	$1,251.7	$305.3
Capital expenditures	(135.8)	(223.3)
Payments under long-term supply contracts	—	(536.8)
Net investing activities	(135.8)	(760.1)
Long-term debt (repayments) borrowings, net	(851.1)	620.7
Debt early redemption premium	(37.7)	—
Common stock repurchased and retired	(68.3)	—
Stock options exercised	58.3	0.5
Net financing activities	(998.4)	516.6

Operating Activities

For the nine months ended September 30, 2021, cash provided by operating activities increased by $946.4 million from the nine months ended September 30, 2020, primarily due to an increase in operating results, partially offset by working capital increases to support operations. For the nine months ended September 30, 2021, working capital increased $212.3 million compared to a decrease of $179.2 million for the nine months ended September 30, 2020. The working capital increase primarily reflects a higher sales level. Receivables increased by $291.6 million from December 31, 2020, primarily as a result of higher sales during 2021. For the nine months ended September 30, 2021, our days sales outstanding (DSO), which was calculated by dividing period end accounts receivable by average daily sales for the period, improved from the comparable prior year period. Inventories increased by $161.8 million from December 31, 2020 and accounts payable and accrued liabilities increased $157.9 million, which were both primarily as a result of increased raw material costs.

Investing Activities

Capital spending of $135.8 million for the nine months ended September 30, 2021 was $87.5 million lower than the corresponding period in 2020. For the total year 2021, we expect our capital spending to be in the $200 million range, which would be approximately $100 million lower than 2020 levels. For the total year 2021, depreciation and amortization expense is forecast to be in the $575 million range.

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

Financing Activities

For the nine months ended September 30, 2021, we had long-term debt repayments, net of long-term debt borrowings of $851.1 million.

During the nine months ended September 30, 2021, we repaid $465.0 million of the Senior Term Loans. These repayments satisfied all future required quarterly installments of the Senior Term Loans.

During the nine months ended September 30, 2021, we repurchased, through open market transactions, a principal amount of $79.0 million of the outstanding aggregate principal amount of 5.625% senior notes due August 1, 2029 (2029 Notes) and $26.0 million of the outstanding aggregate principal amount of 5.00% senior notes due February 1, 2030 (2030 Notes). These actions resulted in total redemption premiums of $6.6 million and $9.7 million for the three and nine months ended September 30, 2021, respectively.

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

For the nine months ended September 30, 2020, we had long-term debt borrowings, net of long-term debt repayments of $620.7 million, which primarily included $497.5 million from the issuance of the 9.50% senior notes due June 1, 2025 (2025 Notes) and $125.0 million under our Receivables Financing Agreement.

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

For the nine months ended September 30, 2021, we paid debt issuance costs of $3.8 million primarily for the amendments to our Senior Credit Facility. For the nine months ended September 30, 2020, we paid debt issuance costs of $9.9 million primarily for the issuance of the 2025 Notes and amendments to our Senior Credit Facility and Receivables Financing Agreement.

For the nine months ended September 30, 2021, 1.5 million shares were repurchased and retired at a cost of $68.3 million.

We issued 2.8 million and less than 0.1 million shares representing stock options exercised for the nine months ended September 30, 2021 and 2020, respectively, with a total value of $58.3 million and $0.5 million, respectively.

The percent of total debt to total capitalization decreased to 55.9% as of September 30, 2021 from 72.7% as of December 31, 2020 as a result of a lower level of debt outstanding and higher shareholders’ equity primarily resulting from our operating results.

In the first three quarters of 2021 and 2020, we paid a quarterly dividend of $0.20 per share. Dividends paid for the nine months ended September 30, 2021 and 2020, were $95.8 million and $94.7 million, respectively.

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

In 2021, we are targeting a reduction in our outstanding debt of approximately $1.1 billion using cash generated from operations. During 2021, activity of our outstanding debt included:

Long-term Debt Borrowings (Repayments)
Nine Months Ended September 30, 2021
Debt Instrument	($ in millions)
Borrowings:
Senior Term Loans	$315.0
Receivables Financing Agreement	75.0
Total borrowings	$390.0
Repayments:
10.00% senior notes due 2025	$(500.0)
9.75% senior notes due 2023	(120.0)
5.625% senior notes due 2029	(79.0)
5.00% senior notes due 2030	(26.0)
Senior Term Loans	(465.0)
Receivables Financing Agreement	(50.0)
Finance leases	(1.1)
Total repayments	$(1,241.1)
Long-term debt repayments, net	$(851.1)

On February 24, 2021, we entered into a $1,615.0 million senior secured credit facility (Senior Credit Facility) that amended our existing $1,300.0 million senior secured credit facility. On July 28, 2021, the liens on the collateral provided under the Senior Credit Facility were released based on the achievement of a net leverage ratio below 3.50 for the prior two consecutive fiscal quarters. The Senior Credit Facility includes a senior delayed-draw term loan facility with aggregate commitments of $315.0 million (Delayed Draw Term Loan), a senior term loan facility with aggregate commitments of $500.0 million (2020 Term Loan and together with the Delayed Draw Term Loan, the Senior Term Loans) and a senior revolving credit facility with aggregate commitments in an amount equal to $800.0 million (Senior Revolving Credit Facility). The maturity date for the Senior Credit Facility is July 16, 2024. The amendment modified the pricing grid for the Senior Credit Facility by reducing applicable interest rates on the borrowings under the facility.

On March 30, 2021, Olin drew the entire $315.0 million of the Delayed Draw Term Loan and used the proceeds to fund the redemption of the Blue Cube 2025 Notes. During the nine months ended September 30, 2021, we repaid $465.0 million of the Senior Term Loans. These repayments satisfied all future required quarterly installments of the Senior Term Loans. The Senior Revolving Credit Facility includes a $100.0 million letter of credit subfacility. At September 30, 2021, we had $799.6 million available under our $800.0 million Senior Revolving Credit Facility because we had issued $0.4 million of letters of credit.

Under the Senior Credit Facility, we may select various floating-rate borrowing options. The actual interest rate paid on borrowings under the Senior Credit Facility is based on a pricing grid which is dependent upon the net leverage ratio as calculated under the terms of the applicable facility for the prior fiscal quarter.  The Senior Credit Facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (net leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).  The calculation of debt in our net leverage ratio excludes borrowings under the Receivables Financing Agreement, up to a maximum of $250.0 million, and is reduced by all unrestricted cash and cash equivalents. Compliance with these covenants is determined quarterly. We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of September 30, 2021, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As a result of our restrictive covenant related to the net leverage ratio, the maximum additional borrowings available to us could be limited in the future.  The limitation, if an amendment or waiver from our lenders is not obtained, could restrict our ability to borrow the maximum amounts available under the Senior Revolving Credit Facility and the Receivables Financing Agreement.  As of September 30, 2021, there were no covenants or other restrictions that limited our ability to borrow.

The overall increase in cash for the nine months ended September 30, 2021 primarily reflects our operating results, partially offset by debt repayments, capital spending, dividends paid and share repurchases. We believe, based on current and projected levels of cash flow from our operations, together with our cash and cash equivalents on hand and the availability to borrow under our Senior Revolving Credit Facility, Receivables Financing Agreement and AR Facilities, we have sufficient liquidity to meet our short-term and long-term needs to make required payments of interest on our debt, fund our operating needs, working capital and our capital expenditure requirements.

On April 26, 2018, our board of directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $500.0 million.  This program will terminate upon the purchase of $500.0 million of our common stock. For the nine months ended September 30, 2021, 1.5 million shares were repurchased and retired at a cost of $68.3 million. As of September 30, 2021, we had repurchased a total of $264.2 million of our common stock, representing 11.5 million shares, and $235.8 million of common stock remained authorized to be repurchased under the program.

During 2021, we amended our existing $250.0 million Receivables Financing Agreement which expanded the borrowing capacity to $300.0 million (Receivables Financing Agreement) and extended the maturity to September 28, 2024. The Receivables Financing Agreement includes a minimum borrowing requirement of 50% of the facility limit or available borrowing capacity, whichever is less. The administrative agent for our Receivables Financing Agreement is PNC Bank, National Association.  Under the Receivables Financing Agreement, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the Receivables Financing Agreement incorporates the net leverage ratio covenant that is contained in the Senior Credit Facility. As of September 30, 2021, $542.0 million of our trade receivables were pledged as collateral. As of September 30, 2021, we had $150.0 million drawn with $150.0 million of additional borrowing capacity available under the Receivables Financing Agreement. As of both December 31, 2020 and September 30, 2020, we had $125.0 million drawn under the Receivables Financing Agreement.

Olin also has trade accounts receivable factoring arrangements (AR Facilities) and pursuant to the terms of the AR Facilities, certain of our domestic subsidiaries may sell their accounts receivable up to a maximum of $229.0 million and certain of our foreign subsidiaries may sell their accounts receivable up to a maximum of €40.4 million. We will continue to service the outstanding accounts sold. These receivables qualify for sales treatment under ASC 860 and, accordingly, the proceeds are included in net cash provided by operating activities in the condensed statements of cash flows. The gross amount of receivables sold for the three months ended September 30, 2021 and 2020 totaled $687.5 million and $614.9 million, respectively. The factoring discount paid under the AR Facilities is recorded as interest expense on the condensed statements of operations. The factoring discount was $0.3 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and $1.0 million and $1.2 million for the nine months ended September 30, 2021 and 2020, respectively. The agreements are without recourse and therefore no recourse liability has been recorded as of September 30, 2021, December 31, 2020 and September 30, 2020. As of September 30, 2021, December 31, 2020 and September 30, 2020, $90.7 million, $48.8 million and $93.1 million, respectively, of receivables qualifying for sales treatment were outstanding and will continue to be serviced by us.

At September 30, 2021, we had total letters of credit of $81.8 million outstanding, of which $0.4 million were issued under our Senior Revolving Credit Facility. The letters of credit were used to support certain long-term debt, certain workers compensation insurance policies, certain plant closure and post-closure obligations, certain international payment obligations and certain international pension funding requirements.

Our current debt structure is used to fund our business operations. As of September 30, 2021, we had long-term borrowings, including the current installment and finance lease obligations, of $3,024.6 million, of which $655.9 million were at variable rates. Included within long-term borrowings on the condensed balance sheets were deferred debt issuance costs and unamortized bond original issue discount of $29.6 million as of September 30, 2021. Commitments from banks under our Senior Revolving Credit Facility, Receivables Financing Agreement and AR Facilities are additional sources of liquidity.

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

Energy costs, including electricity and natural gas, and certain raw materials used in our production processes are subject to price volatility. Depending on market conditions, we may enter into futures contracts, forward contracts, commodity swaps and put and call option contracts in order to reduce the impact of commodity price fluctuations. As of September 30, 2021, we maintained open positions on commodity contracts with a notional value totaling $225.8 million ($214.1 million at December 31, 2020 and $203.5 million at September 30, 2020). Assuming a hypothetical 10% increase in commodity prices which are currently hedged, as of September 30, 2021, we would experience a $22.6 million ($21.4 million at December 31, 2020 and $20.4 million at September 30, 2020) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.

We transact business in various foreign currencies other than the USD which exposes us to movements in exchange rates which may impact revenue and expenses, assets and liabilities and cash flows. Our significant foreign currency exposure is denominated with European currencies, primarily the Euro, although exposures also exist in other currencies of Asia Pacific, Latin America, Middle East and Africa. For all derivative positions, we evaluated the effects of a 10% shift in exchange rates between those currencies and the USD, holding all other assumptions constant. Unfavorable currency movements of 10% would negatively affect the fair values of the derivatives held to hedge currency exposures by $43.5 million. These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Our current debt structure is used to fund business operations, and commitments from banks under our Senior Revolving Credit Facility, Receivables Financing Agreement and AR Facilities are additional sources of liquidity. As of September 30, 2021, December 31, 2020 and September 30, 2020, we had long-term borrowings, including current installments and finance lease obligations, of $3,024.6 million, $3,863.8 million and $3,960.7 million, respectively, of which $655.9 million, $780.9 million and $280.9 million at September 30, 2021, December 31, 2020 and September 30, 2020, respectively, were issued at variable rates. Included within long-term borrowings on the condensed balance sheets were deferred debt issuance costs and unamortized bond original issue discount.

Assuming no changes in the $655.9 million of variable-rate debt levels from September 30, 2021, we estimate that a hypothetical change of 100-basis points in the LIBOR interest rates would impact annual interest expense by $6.6 million.

If the actual changes in commodities, foreign currency, or interest pricing is substantially different than expected, the net impact of commodity risk, foreign currency risk, or interest rate risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

Item 4. Controls and Procedures.

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have used the words “anticipate,” “intend,” “may,” “expect,” “believe,” “should,” “plan,” “project,” “estimate,” “forecast,” “optimistic,” “target,” and variations of such words and similar expressions in this quarterly report to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. The payment of cash dividends is subject to the discretion of our board of directors and will be determined in light of then-current conditions, including our earnings, our operations, our financial conditions, our capital requirements and other factors deemed relevant by our board of directors. In the future, our board of directors may change our dividend policy, including the frequency or amount of any dividend, in light of then-existing conditions.

The risks, uncertainties and assumptions involved in our forward-looking statements, many of which are discussed in more detail in our filings with the SEC, including without limitation the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Reports on Form 10-Q and other reports furnished or filed with the SEC, include, but are not limited to the following:

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

•the negative impact from the COVID-19 pandemic and the global response to the pandemic, including without limitation adverse impacts in complying with governmental COVID-19 vaccine mandates;

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

Not Applicable.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)    Not Applicable.

(b)    Not Applicable.

(c)
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2021	—	$—	—
August 1-31, 2021	856,458	$45.69	856,458
September 1-30, 2021	614,261	$47.38	614,261
Total				$235,848,203	(1)

(1)On April 26, 2018, our board of directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $500.0 million.  This program will terminate upon the purchase of $500.0 million of our common stock. As of September 30, 2021, we had repurchased a total value of $264,151,797 of our common stock, representing 11,543,460 shares, and $235,848,203 of common stock remained authorized to be repurchased under the program.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Discussion of October 21, 2021 announcement related to our McIntosh, AL facility can be referred to under the heading “Subsequent Event” within Item 1, Note 3, “Restructuring Charges.”

Item 6. Exhibits.

Exhibit	Exhibit Description
3.1	Bylaws of Olin Corporation as amended effective September 30, 2021—Exhibit 3.1 to Olin’s Form 8-K filed September 30, 2021*
4.1
Eleventh Amendment dated August 30, 2021 to Amended and Restated Credit and Funding Agreement dated December 9, 2010 among Olin Corporation, Olin Winchester, LLC, the Lenders as named therein, and PNC Bank, National Association, as administrative agent for the Lenders

4.2
First Amendment dated August 30, 2021 to Forward Purchase Agreement dated March 9, 2017, among Olin Corporation, Olin Winchester, LLC, the Lenders as named therein, and PNC Bank, National Association , as administrative agent

4.3
Amendment No. 7 dated September 28, 2021 to Receivables Financing Agreement dated December 20, 2016 among Olin Corporation, Olin Finance Company, LLC, PNC Bank, National Association, PNC Capital Markets LLC and the Lender parties thereto—Exhibit 10.1 to Olin’s Form 8-K filed September 29, 2021*

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

Date: October 22, 2021