Form 10-Q
period 2022-03-31
OLIN Corp
filed 2022-04-29
CIK 74303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

As of March 31, 2022, 151,832,528 shares of the registrant’s common stock were outstanding.

Part I — Financial Information

Item 1.  Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets
(In millions, except per share data)
(Unaudited)

	March 31, 2022	December 31, 2021	March 31, 2021
Assets
Current assets:
Cash and cash equivalents	$197.9	$180.5	$259.9
Receivables, net	1,181.2	1,106.5	963.7
Income taxes receivable	1.2	0.3	13.4
Inventories, net	909.2	868.3	679.5
Other current assets	148.9	92.7	96.5
Total current assets	2,438.4	2,248.3	2,013.0
Property, plant and equipment (less accumulated depreciation of $4,182.0, $4,076.5 and $3,804.4)	2,827.0	2,913.6	3,073.4
Operating lease assets, net	362.5	372.4	383.6
Deferred income taxes	95.3	99.3	11.1
Other assets	1,116.3	1,131.8	1,171.0
Intangible assets, net	314.5	331.7	381.0
Goodwill	1,420.7	1,420.6	1,420.1
Total assets	$8,574.7	$8,517.7	$8,453.2
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$201.2	$201.1	$42.1
Accounts payable	791.5	847.7	716.6
Income taxes payable	184.9	98.4	13.4
Current operating lease liabilities	75.4	76.8	78.7
Accrued liabilities	382.1	458.1	367.4
Total current liabilities	1,635.1	1,682.1	1,218.2
Long-term debt	2,578.9	2,578.2	3,706.0
Operating lease liabilities	293.7	302.0	310.5
Accrued pension liability	355.9	381.9	699.8
Deferred income taxes	577.2	558.9	492.3
Other liabilities	348.0	362.4	329.8
Total liabilities	5,788.8	5,865.5	6,756.6
Commitments and contingencies
Shareholders’ equity:
Common stock, $1.00 par value per share: authorized, 240.0 shares; issued and outstanding, 151.8, 156.8 and 159.2 shares	151.8	156.8	159.2
Additional paid-in capital	1,719.3	1,969.6	2,164.3
Accumulated other comprehensive loss	(461.2)	(488.0)	(683.7)
Retained earnings	1,376.0	1,013.8	56.8
Total shareholders’ equity	2,785.9	2,652.2	1,696.6
Total liabilities and shareholders’ equity	$8,574.7	$8,517.7	$8,453.2

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Operations
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Sales	$2,461.4	$1,918.8
Operating expenses:
Cost of goods sold	1,807.5	1,423.8
Selling and administration	104.3	106.9
Restructuring charges	3.1	6.9
Operating income	546.5	381.2
Interest expense	32.9	84.5
Interest income	0.4	0.1
Non-operating pension income	9.6	9.3
Income before taxes	523.6	306.1
Income tax provision	130.6	62.5
Net income	$393.0	$243.6
Net income per common share:
Basic	$2.54	$1.54
Diluted	$2.48	$1.51
Average common shares outstanding:
Basic	154.7	158.6
Diluted	158.6	160.8

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$393.0	$243.6
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net	(10.5)	(11.4)
Unrealized gains on derivative contracts, net	30.7	7.0
Amortization of prior service costs and actuarial losses, net	6.6	10.6
Total other comprehensive income, net of tax	26.8	6.2
Comprehensive income	$419.8	$249.8

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Common Stock
Balance at beginning of period	$156.8	$158.0
Common stock repurchased and retired	(5.2)	—
Common stock issued for:
Stock options exercised	0.2	1.2
Balance at end of period	$151.8	$159.2
Additional Paid-In Capital
Balance at beginning of period	$1,969.6	$2,137.8
Common stock repurchased and retired	(258.0)	—
Common stock issued for:
Stock options exercised	5.0	24.5
Other transactions	2.2	1.4
Stock-based compensation	0.5	0.6
Balance at end of period	$1,719.3	$2,164.3
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(488.0)	$(689.9)
Other comprehensive income	26.8	6.2
Balance at end of period	$(461.2)	$(683.7)
Retained Earnings (Accumulated Deficit)
Balance at beginning of period	$1,013.8	$(155.1)
Net income	393.0	243.6
Common stock dividends paid	(30.8)	(31.7)
Balance at end of period	$1,376.0	$56.8
Total Shareholders’ Equity	$2,785.9	$1,696.6

Dividends declared per share of common stock	$0.20	$0.20
The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net income	$393.0	$243.6
Adjustments to reconcile net income to net cash and cash equivalents provided by (used for) operating activities:
Stock-based compensation	3.1	2.0
Loss on Debt Extinguishment	—	23.5
Depreciation and amortization	151.7	145.2
Deferred income taxes	7.9	51.6
Qualified pension plan contributions	(0.4)	(0.1)
Qualified pension plan income	(8.0)	(7.3)
Change in:
Receivables	(85.6)	(207.1)
Income taxes receivable/payable	88.0	4.6
Inventories	(45.0)	(10.7)
Other current assets	(20.3)	12.2
Accounts payable and accrued liabilities	(132.6)	(3.3)
Other assets	(0.8)	8.2
Other noncurrent liabilities	2.8	7.5
Other operating activities	(0.3)	(0.1)
Net operating activities	353.5	269.8
Investing Activities
Capital expenditures	(47.3)	(51.2)
Net investing activities	(47.3)	(51.2)
Financing Activities
Long-term debt:
Borrowings	65.0	365.0
Repayments	(65.2)	(485.2)
Debt Early Redemption Premium	—	(18.7)
Common stock repurchased and retired	(263.2)	—
Stock options exercised	5.2	25.7
Dividends paid	(30.8)	(31.7)
Debt issuance costs	—	(3.1)
Net financing activities	(289.0)	(148.0)
Effect of exchange rate changes on cash and cash equivalents	0.2	(0.4)
Net increase in cash and cash equivalents	17.4	70.2
Cash and cash equivalents, beginning of year	180.5	189.7
Cash and cash equivalents, end of period	$197.9	$259.9
Cash paid for interest and income taxes:
Interest, net	$53.5	$98.2
Income taxes, net of refunds	$20.0	$4.7
Non-cash investing activities:
Decrease in capital expenditures included in accounts payable and accrued liabilities	$11.4	$28.9

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

We have prepared the condensed financial statements included herein, without audit, pursuant to the rules and regulations of the United States (U.S.) Securities and Exchange Commission (SEC). The preparation of the financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. In our opinion, these financial statements reflect all adjustments (consisting only of normal accruals), which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures are appropriate. We recommend that you read these condensed financial statements in conjunction with the financial statements, accounting policies and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021. Certain reclassifications were made to prior year amounts to conform to the 2022 presentation.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

We do not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying condensed financial statements.

NOTE 3. RESTRUCTURING CHARGES

Olin committed to a productivity initiative to align the organization with our new operating model and improve efficiencies (collectively, Productivity Plan). These actions and related activities were completed during the second quarter of 2021. We recorded pretax restructuring charges of $10.3 million for employee severance and related benefit costs related to these actions in the second quarter of 2021. We do not expect to incur additional restructuring charges related to these actions.

On March 15, 2021, we announced that we had made the decision to permanently close approximately 50% of our diaphragm-grade chlor alkali capacity, representing 200,000 tons, at our McIntosh, AL facility. The closure was completed in the first quarter of 2021. On October 21, 2021, we announced that we had made a decision to permanently cease operations of the remaining 50% of our diaphragm-grade chlor alkali capacity, representing an additional 200,000 tons, at our McIntosh, AL facility (collectively, McIntosh Plan). The closure is expected to be completed by the end of the third quarter of 2022. For the three months ended March 31, 2022 and 2021, we recorded pretax restructuring charges of $0.9 million and $4.4 million, respectively, for lease and other contract termination costs and for facility exit costs related to this action. We expect to incur additional restructuring charges through 2026 of approximately $35 million related to these actions.

On January 18, 2021, we announced we had made the decision to permanently close our trichloroethylene and anhydrous hydrogen chloride liquefaction facilities in Freeport, TX (collectively, Freeport 2021 Plan), which were completed in the fourth quarter of 2021. For the three months ended March 31, 2022 and 2021, we recorded pretax restructuring charges of $0.3 million and $1.3 million for facility exit costs related to these actions. We expect to incur additional restructuring charges through 2024 of approximately $20 million related to these actions.

On December 11, 2019, we announced that we had made the decision to permanently close a chlor alkali plant with a capacity of 230,000 tons and our vinylidene chloride (VDC) production facility, both in Freeport, TX (collectively, Freeport 2019 Plan).  The VDC facility and related chlor alkali plant were closed during the fourth quarter of 2020 and second quarter of

2021, respectively. For the three months ended March 31, 2022 and 2021, we recorded pretax restructuring charges of $1.7 million and $0.8 million, respectively, for facility exit costs related to these actions. We expect to incur additional restructuring charges through 2025 of approximately $40 million related to these actions.

On March 21, 2016, we announced that we had made the decision to close a combined total of 433,000 tons of chlor alkali capacity across three separate locations (collectively, Chlor Alkali 2016 Plan). Associated with this action, we have permanently closed our Henderson, NV chlor alkali plant with 153,000 tons of capacity and have reconfigured the site to manufacture bleach and distribute caustic soda and hydrochloric acid. Also, the capacity of our Niagara Falls, NY chlor alkali plant has been reduced from 300,000 tons to 240,000 tons and the chlor alkali capacity at our Freeport, TX facility was reduced by 220,000 tons. This 220,000 ton reduction was entirely from diaphragm cell capacity. For the three months ended March 31, 2022 and 2021, we recorded pretax restructuring charges of $0.2 million and $0.4 million, respectively, for facility exit costs and lease and other contract termination costs related to these actions. We expect to incur additional restructuring charges through 2022 of approximately $1 million related to these capacity reductions.

The following table summarizes the 2022 and 2021 activities by major component of these restructuring actions and the remaining balances of accrued restructuring costs as of March 31, 2022 and 2021:

	Employee severance and related benefit costs	Lease and other contract termination costs	Facility exit costs	Write-off of equipment and facility	Total
	($ in millions)
Balance at January 1, 2021	$1.8	$1.7	$—	$—	$3.5
Restructuring charges	—	4.6	2.3	—	6.9
Amounts utilized	(0.4)	(0.1)	(2.3)	—	(2.8)
Balance at March 31, 2021	$1.4	$6.2	$—	$—	$7.6
Balance at January 1, 2022	$6.9	$5.4	$—	$—	$12.3
Restructuring charges	—	0.1	2.6	0.4	3.1
Amounts utilized	(2.0)	(0.2)	(2.6)	(0.4)	(5.2)
Balance at March 31, 2022	$4.9	$5.3	$—	$—	$10.2

The following table summarizes the cumulative restructuring charges of these restructuring actions by major component through March 31, 2022:

	Chlor Alkali Products and Vinyls				Corporate/other	Total
	McIntosh Plan	Freeport 2021 Plan	Freeport 2019 Plan	Chlor Alkali 2016 Plan	Productivity Plan
	($ in millions)
Write-off of equipment and facility	$—	$—	$58.9	$78.1	$—	$137.0
Employee severance and related benefit costs	—	—	2.1	6.7	10.3	19.1
Facility exit costs	0.5	6.8	7.3	53.2	—	67.8
Employee relocation costs	—	—	—	1.7	—	1.7
Lease and other contract termination costs	6.0	—	—	42.8	—	48.8
Total cumulative restructuring charges	$6.5	$6.8	$68.3	$182.5	$10.3	$274.4

As of March 31, 2022, we have incurred cash expenditures of $125.7 million and non-cash charges of $138.5 million related to these restructuring actions. The remaining balance of $10.2 million is expected to be paid out through 2028.

NOTE 4. ACCOUNTS RECEIVABLES

We maintain a $300.0 million Receivables Financing Agreement (Receivables Financing Agreement) that is scheduled to mature on September 28, 2024. The Receivables Financing Agreement includes a minimum borrowing requirement of 50% of the facility limit or available borrowing capacity, whichever is less. Under the Receivables Financing Agreement, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the Receivables Financing Agreement incorporates the net leverage ratio covenant that is contained in the $1,615.0 million senior credit facility. As of March 31, 2022, $642.4 million of our trade receivables were pledged as collateral and we had $300.0 million drawn with no additional borrowing capacity available under the Receivables Financing Agreement. As of December 31, 2021 and March 31, 2021, we had $300.0 million and $125.0 million, respectively, drawn under the Receivables Financing Agreement.

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

	March 31,
	2022	2021
	($ in millions)
Balance at beginning of year	$83.3	$48.8
Gross receivables sold	281.4	312.0
Payments received from customers on sold accounts	(266.8)	(218.3)
Balance at end of period	$97.9	$142.5

The factoring discount paid under the AR Facilities is recorded as interest expense on the condensed statements of operations. The factoring discount was $0.5 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively. The agreements are without recourse and therefore no recourse liability had been recorded as of March 31, 2022, December 31, 2021 or March 31, 2021.

Our condensed balance sheets included an allowance for doubtful accounts receivables of $15.2 million, $12.3 million and $12.2 million and other receivables of $65.6 million, $65.3 million and $60.3 million at March 31, 2022, December 31, 2021 and March 31, 2021, respectively, which were included in receivables, net.

NOTE 5. INVENTORIES

Inventories consisted of the following:

	March 31, 2022	December 31, 2021	March 31, 2021
	($ in millions)
Supplies	$131.4	$115.6	$113.9
Raw materials	189.4	180.7	123.1
Work in process	175.2	155.2	134.3
Finished goods	557.3	523.3	366.2
Inventories excluding LIFO reserve	1,053.3	974.8	737.5
LIFO reserve	(144.1)	(106.5)	(58.0)
Inventories, net	$909.2	$868.3	$679.5

Inventories are valued at the lower of cost and net realizable value. For U.S. inventories, inventory costs are determined principally by the last-in, first-out (LIFO) method of inventory accounting while for international inventories, inventory costs are determined principally by the first-in, first-out (FIFO) method of inventory accounting. Cost for other inventories has been determined principally by the average-cost method (primarily operating supplies, spare parts and maintenance parts). Elements of costs in inventories included raw materials, direct labor and manufacturing overhead. Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at March 31, 2022 reflect certain estimates relating to inventory quantities and costs at December 31, 2022. The replacement cost of our inventories would have been approximately $144.1 million, $106.5 million and $58.0 million higher than reported at March 31, 2022, December 31, 2021 and March 31, 2021, respectively.

NOTE 6. OTHER ASSETS

Included in other assets were the following:

	March 31, 2022	December 31, 2021	March 31, 2021
	($ in millions)
Supply contracts	$1,044.6	$1,061.8	$1,106.2
Other	71.7	70.0	64.8
Other assets	$1,116.3	$1,131.8	$1,171.0

Amortization expense of $17.6 million and $17.5 million for the three months ended March 31, 2022 and 2021, respectively, was recognized within cost of goods sold related to our long-term supply contracts and is reflected in depreciation and amortization on the condensed statements of cash flows. The long-term supply contracts are monitored for impairment each reporting period.

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill were as follows:

	Chlor Alkali Products and Vinyls	Epoxy	Total
	($ in millions)
Balance at January 1, 2021	$1,275.3	$144.9	$1,420.2
Foreign currency translation adjustment	(0.1)	—	(0.1)
Balance at March 31, 2021	$1,275.2	$144.9	$1,420.1
Balance at January 1, 2022	$1,275.6	$145.0	$1,420.6
Foreign currency translation adjustment	0.1	—	0.1
Balance at March 31, 2022	$1,275.7	$145.0	$1,420.7

Intangible assets consisted of the following:

	March 31, 2022			December 31, 2021			March 31, 2021
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
	($ in millions)
Customers, customer contracts and relationships	$672.0	$(371.4)	$300.6	$674.4	$(359.8)	$314.6	$677.2	$(323.5)	$353.7
Acquired technology	93.5	(80.7)	12.8	93.9	(77.9)	16.0	94.3	(68.2)	26.1
Other	1.8	(0.7)	1.1	1.8	(0.7)	1.1	1.8	(0.6)	1.2
Total intangible assets	$767.3	$(452.8)	$314.5	$770.1	$(438.4)	$331.7	$773.3	$(392.3)	$381.0

NOTE 8. EARNINGS PER SHARE

Basic and diluted net income per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted net income per share reflects the dilutive effect of stock-based compensation.

	Three Months Ended March 31,
	2022	2021
Computation of Net Income per Share	(In millions, except per share data)
Net income	$393.0	$243.6
Basic shares	154.7	158.6
Basic net income per share	$2.54	$1.54
Diluted shares:
Basic shares	154.7	158.6
Stock-based compensation	3.9	2.2
Diluted shares	158.6	160.8
Diluted net income per share	$2.48	$1.51

The computation of dilutive shares does not include 0.8 million and 3.2 million shares for the three months ended March 31, 2022 and 2021, respectively, as their effect would have been anti-dilutive.

NOTE 9. ENVIRONMENTAL

We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites. Environmental provisions charged to income, which are included in costs of goods sold, were as follows:

	Three Months Ended March 31,
	2022	2021
	($ in millions)
Provisions charged to income	$5.6	$2.5
Recoveries for costs incurred and expensed	—	(2.2)
Environmental expense	$5.6	$0.3

Environmental expense for the three months ended March 31, 2021 includes $2.2 million of insurance recoveries for environmental costs incurred and expensed in prior periods. The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $149.5 million, $147.3 million and $147.2 million at March 31, 2022, December 31, 2021 and March 31, 2021, respectively, of which $124.5 million, $122.3 million and $128.2 million, respectively, were classified as other noncurrent liabilities.

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

We, and our subsidiaries, are defendants in various other legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities. As of March 31, 2022, December 31, 2021 and March 31, 2021, our condensed balance sheets included accrued liabilities for these other legal actions of $13.5 million, $14.2 million and $13.8 million, respectively. These liabilities do not include costs associated with legal representation. Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these other legal actions will materially adversely affect our financial position, cash flows or results of operations.

During the ordinary course of our business, contingencies arise resulting from an existing condition, situation or set of circumstances involving an uncertainty as to the realization of a possible gain contingency. In certain instances, such as environmental projects, we are responsible for managing the cleanup and remediation of an environmental site. There exists the possibility of recovering a portion of these costs from other parties. We account for gain contingencies in accordance with the provisions of ASC 450 “Contingencies” and, therefore, do not record gain contingencies and recognize income until it is earned and realizable.

NOTE 11. SHAREHOLDERS’ EQUITY

On April 26, 2018, our board of directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $500.0 million.  This program terminated upon the purchase of $500.0 million of our common stock during the first quarter of 2022. On November 1, 2021, our board of directors authorized an additional share repurchase program for the purchase of shares of common stock at an aggregate price of up to $1.0 billion. This program will terminate upon the purchase of $1.0 billion of our common stock.

For the three months ended March 31, 2022, 5.2 million shares of common stock were repurchased and retired at a total value of $263.2 million. There were zero shares repurchased for the three months ended March 31, 2021. As of March 31,

2022, a total of 15.7 million shares of common stock were repurchased and retired at a total value of $500.0 million under the 2018 Repurchase Authorization program, terminating the program. As of March 31, 2022, 4.3 million shares of common stock have been repurchased and retired at a total value of $211.0 million under the 2021 Repurchase Authorization program, and $789.0 million of common stock remained authorized to be repurchased under the program.

We issued 0.2 million and 1.2 million shares representing stock options exercised for the three months ended March 31, 2022 and 2021, respectively, with a total value of $5.2 million and $25.7 million, respectively.

The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation Adjustment (net of taxes)	Unrealized (Losses) Gains on Derivative Contracts (net of taxes)	Pension and Other Postretirement Benefits (net of taxes)	Accumulated Other Comprehensive Loss
	($ in millions)
Balance at January 1, 2021	$19.4	$21.4	$(730.7)	$(689.9)
Unrealized (losses) gains	(11.4)	122.0	—	110.6
Reclassification adjustments of (gains) losses into income	—	(112.8)	13.7	(99.1)
Tax provision	—	(2.2)	(3.1)	(5.3)
Net change	(11.4)	7.0	10.6	6.2
Balance at March 31, 2021	$8.0	$28.4	$(720.1)	$(683.7)
Balance at January 1, 2022	$(10.9)	$22.8	$(499.9)	$(488.0)
Unrealized (losses) gains	(10.5)	52.8	—	42.3
Reclassification adjustments of (gains) losses into income	—	(12.4)	8.9	(3.5)
Tax provision	—	(9.7)	(2.3)	(12.0)
Net change	(10.5)	30.7	6.6	26.8
Balance at March 31, 2022	$(21.4)	$53.5	$(493.3)	$(461.2)

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

	Three Months Ended March 31,
	2022	2021
Sales:	($ in millions)
Chlor Alkali Products and Vinyls	$1,245.2	$867.0
Epoxy	789.5	662.6
Winchester	426.7	389.2
Total sales	$2,461.4	$1,918.8
Income before taxes:
Chlor Alkali Products and Vinyls	$328.6	$271.1
Epoxy	138.0	65.2
Winchester	118.9	85.1
Corporate/other:
Environmental expense	(5.6)	(0.3)
Other corporate and unallocated costs	(30.3)	(33.0)
Restructuring charges	(3.1)	(6.9)
Interest expense	(32.9)	(84.5)
Interest income	0.4	0.1
Non-operating pension income	9.6	9.3
Income before taxes	$523.6	$306.1

	Three Months Ended March 31,
	2022	2021
Sales by geography:	($ in millions)
Chlor Alkali Products and Vinyls
United States	$819.4	$577.0
Europe	70.4	29.5
Other foreign	355.4	260.5
Total Chlor Alkali Products and Vinyls	1,245.2	867.0
Epoxy
United States	242.8	158.3
Europe	359.0	320.0
Other foreign	187.7	184.3
Total Epoxy	789.5	662.6
Winchester
United States	401.9	365.0
Europe	2.7	3.8
Other foreign	22.1	20.4
Total Winchester	426.7	389.2
Total
United States	1,464.1	1,100.3
Europe	432.1	353.3
Other foreign	565.2	465.2
Total sales	$2,461.4	$1,918.8

	Three Months Ended March 31,
	2022	2021
Sales by product line:	($ in millions)
Chlor Alkali Products and Vinyls
Caustic soda	$518.9	$347.0
Chlorine, chlorine-derivatives and other co-products	726.3	520.0
Total Chlor Alkali Products and Vinyls	1,245.2	867.0
Epoxy
Aromatics and allylics	392.0	312.0
Epoxy resins	397.5	350.6
Total Epoxy	789.5	662.6
Winchester
Commercial	314.2	261.0
Military and law enforcement	112.5	128.2
Total Winchester	426.7	389.2
Total sales	$2,461.4	$1,918.8

NOTE 13. STOCK-BASED COMPENSATION

Stock-based compensation granted includes stock options, performance stock awards, restricted stock awards and deferred directors’ compensation. Stock-based compensation expense (benefit) was as follows:

	Three Months Ended March 31,
	2022	2021
	($ in millions)
Stock-based compensation	$4.7	$4.7
Mark-to-market adjustments	(2.9)	8.1
Total expense	$1.8	$12.8

The fair value of each stock option granted, which typically vests ratably over three years, but not less than one year, was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Grant date	2022
Dividend yield	1.60%
Risk-free interest rate	1.93%
Expected volatility of Olin common stock	48%
Expected life (years)	7.0
Weighted-average grant fair value (per option)	$21.18
Weighted-average exercise price	$49.71
Options granted	729,600

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

Grant date	2022
Risk-free interest rate	1.74%
Expected volatility of Olin common stock	59%
Expected average volatility of peer companies	47%
Average correlation coefficient of peer companies	0.51
Expected life (years)	3.0
Grant date fair value (TSR based award)	$64.13
Grant date fair value (net income based award)	$49.71
Awards granted	184,000

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

On March 30, 2021, Olin drew the entire $315.0 million of the Delayed Draw Term Loan and used the proceeds to fund the redemption of the 10.00% senior notes due October 15, 2025 (2025 Notes). During 2021, we repaid $465.0 million of the Senior Term Loans. These repayments satisfied all future required quarterly installments of the Senior Term Loans. The Senior Revolving Credit Facility includes a $100.0 million letter of credit subfacility. At March 31, 2022, we had $799.6 million available under our $800.0 million Senior Revolving Credit Facility because we had issued $0.4 million of letters of credit.

Under the Senior Credit Facility, we may select various floating-rate borrowing options. The actual interest rate paid on borrowings under the Senior Credit Facility is based on a pricing grid which is dependent upon the net leverage ratio as calculated under the terms of the applicable facility for the prior fiscal quarter. The Senior Credit Facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (net leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio). The calculation of debt in our net leverage ratio excludes borrowings under the Receivables Financing Agreement, up to a maximum of $250.0 million, and is reduced by all unrestricted cash and cash equivalents. Compliance with these covenants is determined quarterly. We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of March 31, 2022, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As a result of our restrictive covenant related to the net leverage ratio, the maximum additional borrowings available to us could be limited in the future. The limitation, if an amendment or waiver from our lenders is not obtained, could restrict our ability to borrow the maximum amounts available under the Senior Revolving Credit Facility and the Receivables Financing Agreement.  As of March 31, 2022, there were no covenants or other restrictions that limited our ability to borrow.

Other Financing

Interest expense for the three months ended March 31, 2021 included a loss on extinguishment of debt of $23.5 million, which included $18.7 million of bond redemption premiums and $4.8 million for write-off of deferred debt issuance costs and recognition of deferred fair value interest rate swap losses related to financing transactions during first quarter 2021. The cash payments related to the early redemption premiums for the debt extinguishments are classified as cash outflows from financing activities on the consolidated statements of cash flows for the three months ended March 31, 2021. The condensed statement of cash flows reflects a correction to the loss on debt extinguishment and early redemption premiums from the previously issued condensed statement of cash flows for the three months ended March 31, 2021, which increased cash flows from net operating activities and decreased cash flows from net financing activities by $18.7 million.

For the three months ended March 31, 2021, we paid debt issuance costs of $3.1 million primarily for the amendments to our Senior Credit Facility.

NOTE 15. CONTRIBUTING EMPLOYEE OWNERSHIP PLAN

The Contributing Employee Ownership Plan (CEOP) is a defined contribution plan available to essentially all domestic employees.  We provide a contribution to an individual retirement contribution account maintained with the CEOP equal to an amount of between 5.0% and 7.5% of the employee’s eligible compensation.  The defined contribution plan expense for the three months ended March 31, 2022 and 2021 was $10.6 million and $8.7 million, respectively.

Company matching contributions are invested in the same investment allocation as the employee’s contribution.  Our matching contributions for eligible employees for the three months ended March 31, 2022 and 2021 were $3.1 million and $3.2 million, respectively.

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

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$2.3	$3.0	$0.3	$0.4
Interest cost	15.4	12.8	0.3	0.3
Expected return on plans’ assets	(34.2)	(36.1)	—	—
Amortization of prior service cost	(0.2)	(0.1)	—	—
Recognized actuarial loss	8.6	13.1	0.5	0.7
Net periodic benefit (income) cost	$(8.1)	$(7.3)	$1.1	$1.4

We made cash contributions to our international qualified defined benefit pension plans of $0.4 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

NOTE 17. INCOME TAXES

The effective tax rate for the three months ended March 31, 2022 included a benefit associated with prior year tax, stock-based compensation and a change in tax contingencies, resulting in a net $2.3 million tax benefit. After giving consideration to these items, the effective tax rate for the three months ended March 31, 2022 of 25.4% was higher than the 21% U.S. federal statutory rate primarily due to state and foreign income taxes, partially offset by foreign income exclusions and favorable permanent salt depletion deductions. The effective tax rate for the three months ended March 31, 2021 included a benefit associated with prior year tax positions, a benefit associated with stock-based compensation, an expense from remeasurement of deferred taxes due to an increase in our state effective tax rates and an expense from a change in tax contingencies. These factors resulted in a net $1.3 million tax benefit. After giving consideration to these items, the effective tax rate for the three months ended March 31, 2021 of 20.8% was lower than the 21% U.S. federal statutory rate primarily due to a net decrease in the valuation allowance related to losses in foreign jurisdictions and favorable permanent salt depletion deductions, partially offset by state taxes, foreign income inclusions and foreign income taxes.

As of March 31, 2022, we had $45.1 million of gross unrecognized tax benefits, which would have a net $44.6 million impact on the effective tax rate, if recognized. As of March 31, 2021, we had $21.6 million of gross unrecognized tax benefits, of which $21.5 million would have impacted the effective tax rate, if recognized. The amount of unrecognized tax benefits was as follows:

	March 31,
	2022	2021
	($ in millions)
Balance at beginning of year	$43.4	$21.3
Decreases for prior year tax positions	(0.7)	—
Increases for current year tax positions	3.1	0.3
Foreign currency translation adjustments	(0.7)	—
Balance at end of period	$45.1	$21.6

As of March 31, 2022, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $12.9 million over the next twelve months. The anticipated reduction primarily relates to settlements with taxing authorities and the expiration of federal, state and foreign statutes of limitation.

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

Tax Years
U.S. federal income tax	2017 - 2021
U.S. state income tax	2012 - 2021
Canadian federal income tax	2014 - 2021
Brazil	2015 - 2021
Germany	2015 - 2021
China	2014 - 2021
The Netherlands	2015 - 2021

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

We actively manage currency exposures that are associated with net monetary asset positions, currency purchases and sales commitments denominated in foreign currencies and foreign currency denominated assets and liabilities created in the normal course of business. We enter into forward sales and purchase contracts to manage currency risk to offset our net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of our operations. At March 31, 2022, we had outstanding forward contracts to buy foreign currency with a notional value of $259.2 million and to sell foreign currency with a notional value of $120.6 million. All of the currency derivatives expire within one year and are for U.S. dollar (USD) equivalents. The counterparties to the forward contracts are large financial institutions; however, the risk of loss to us in the event of nonperformance by a counterparty could be significant to our financial position or results of operations. At December 31, 2021, we had outstanding forward contracts to buy foreign currency with a notional value of $199.0 million and to sell foreign currency with a notional value of $124.4 million. At March 31, 2021, we had outstanding forward contracts to buy foreign currency with a notional value of $212.3 million and to sell foreign currency with a notional value of $110.8 million.

Cash Flow Hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the change in fair value of the derivative is recognized as a component of other comprehensive income (loss) until the hedged item is recognized in earnings.

We had the following notional amounts of outstanding commodity contracts that were entered into to hedge forecasted purchases:

	March 31, 2022	December 31, 2021	March 31, 2021
	($ in millions)
Natural gas	$51.0	$37.7	$56.8
Ethane	41.2	60.3	47.0
Metals	112.5	126.3	134.3
Total notional	$204.7	$224.3	$238.1

As of March 31, 2022, the counterparties to these commodity contracts were Wells Fargo Bank, N.A., Citibank, N.A., JPMorgan Chase Bank, National Association and Bank of America Corporation, all of which are major financial institutions.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, ethane, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in our manufacturing process. At March 31, 2022, we had open derivative contract positions through 2027. If all open futures contracts had been settled on March 31, 2022, we would have recognized a pretax gain of $70.7 million.

If commodity prices were to remain at March 31, 2022 levels, approximately $46.8 million of deferred gains, net of tax, would be reclassified into earnings during the next twelve months. The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

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

In 2021, we redeemed the 2025 Notes, which resulted in recognition of the outstanding deferred swap loss. For the three months ended March 31, 2021, $1.2 million of expense was recorded to interest expense on the accompanying condensed statements of operations related to these swap agreements.

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

The following table summarizes the location and fair value of the derivative instruments on our condensed balance sheets. The table disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis before giving effect to master netting arrangements:

	March 31, 2022	December 31, 2021	March 31, 2021
	($ in millions)
Asset derivatives:
Other current assets
Derivatives designated as hedging instruments:
Commodity contracts - gains	$61.5	$31.8	$29.6
Commodity contracts - losses	—	(6.2)	(1.1)
Derivatives not designated as hedging instruments:
Foreign exchange contracts - gains	0.3	2.0	0.6
Foreign exchange contracts - losses	—	(0.8)	(0.2)
Total other current assets	61.8	26.8	28.9
Other assets
Derivatives designated as hedging instruments:
Commodity contracts - gains	9.9	7.9	9.7
Commodity contracts - losses	—	—	(0.1)
Total other assets	9.9	7.9	9.6
Total asset derivatives(1)	$71.7	$34.7	$38.5
Liability derivatives:
Accrued liabilities
Derivatives designated as hedging instruments:
Commodity contracts - losses	$—	$3.6	$0.3
Commodity contracts - gains	—	(0.7)	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts - losses	4.2	0.7	3.4
Foreign exchange contracts - gains	(1.1)	(0.1)	(0.7)
Total accrued liabilities	3.1	3.5	3.0
Other liabilities
Derivatives designated as hedging instruments:
Commodity contracts - losses	0.9	0.3	0.3
Commodity contracts - gains	(0.2)	—	(0.1)
Total other liabilities	0.7	0.3	0.2
Total liability derivatives(1)	$3.8	$3.8	$3.2

(1)     Does not include the impact of cash collateral received from or provided to counterparties.

The following table summarizes the effects of derivative instruments on our condensed statements of operations:

		Amount of Gain (Loss)
		Three Months Ended March 31,
	Location of Gain (Loss)	2022	2021
Derivatives – Cash Flow Hedges		($ in millions)
Recognized in other comprehensive loss:
Commodity contracts	———	$52.8	$122.0
Reclassified from accumulated other comprehensive loss into income:
Commodity contracts	Cost of goods sold	$12.4	$112.8
Derivatives – Fair Value Hedges
Interest rate contracts	Interest expense	$—	$(1.2)
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of goods sold	$0.5	$—
Foreign exchange contracts	Selling and administration	$—	$(2.0)

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

Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceeds a specific threshold. If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability. As of March 31, 2022, December 31, 2021 and March 31, 2021, this threshold was not exceeded. In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.

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

	Fair Value Measurements
Balance at March 31, 2022	Level 1	Level 2	Level 3	Total
Assets	($ in millions)
Commodity contracts	$—	$71.4	$—	$71.4
Foreign exchange contracts	—	0.3	—	0.3
Total Assets	$—	$71.7	$—	$71.7
Liabilities
Commodity contracts	$—	$0.7	$—	$0.7
Foreign exchange contracts	—	3.1	—	3.1
Total Liabilities	$—	$3.8	$—	$3.8
Balance at December 31, 2021
Assets
Commodity contracts	$—	$33.5	$—	$33.5
Foreign exchange contracts	—	1.2	—	1.2
Total Assets	$—	$34.7	$—	$34.7
Liabilities
Commodity contracts	$—	$3.2	$—	$3.2
Foreign exchange contracts	—	0.6	—	0.6
Total Liabilities	$—	$3.8	$—	$3.8
Balance at March 31, 2021
Assets
Commodity contracts	$—	$38.1	$—	$38.1
Foreign exchange contracts	—	0.4	—	0.4
Total Assets	$—	$38.5	$—	$38.5
Liabilities
Commodity contracts	$—	$0.5	$—	$0.5
Foreign exchange contracts	—	2.7	—	2.7
Total Liabilities	$—	$3.2	$—	$3.2

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

Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments. Since our long-term debt instruments may not be actively traded, the inputs used to measure the fair value of our long-term debt are based on current market rates for debt of similar risk and maturities and is classified as Level 2 in the fair value measurement hierarchy. As of March 31, 2022, December 31, 2021 and March 31, 2021, the fair value measurements of debt were $2,807.2 million, $2,921.0 million and $4,011.5 million, respectively.

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by ASC 820. There were no assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2022, December 31, 2021 and March 31, 2021.

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

Executive Summary

2022 Overview

Net income for the three months ended March 31, 2022 was $393.0 million compared to $243.6 million for the comparable prior year period in 2021. The increase in results from the prior year was due to improved operating results across all our business segments. The first quarter 2021 included a net pretax favorable impact of $99.9 million associated with Winter Storm Uri due to Olin’s customary financial hedges and contracts maintained to provide protection from rapid and dramatic changes in energy costs, partially offset by unabsorbed fixed manufacturing costs and storm-related maintenance costs. For the three months ended March 31, 2021, Chlor Alkali Products and Vinyls segment results included a favorable impact of $121.4 million and Epoxy segment results included an unfavorable impact of $21.5 million associated with Winter Storm Uri.

Chlor Alkali Products and Vinyls reported segment income of $328.6 million for the three months ended March 31, 2022. Chlor Alkali Products and Vinyls segment results were higher than in the comparable prior year period primarily due to higher pricing, primarily chlorine, caustic soda and ethylene dichloride, partially offset by higher raw material and operating costs and lower volumes.

Epoxy reported segment income of $138.0 million for the three months ended March 31, 2022. Epoxy segment results were higher than in the comparable prior year period primarily due to higher product prices, partially offset by higher raw material costs, primarily benzene and propylene, lower volumes and higher operating costs. Our Epoxy segment experienced weaker European epoxy resin demand in our system, which caused us to temporarily curtail epoxy resin production at our Stade, Germany facility and refrain from selling incremental volume into a poor-quality market.

Winchester reported segment income of $118.9 million for the three months ended March 31, 2022. Winchester segment results were higher than in the comparable prior year period primarily due to increased commercial ammunition pricing, partially offset by higher commodity and operating costs.

During the three months ended March 31, 2022, we repurchased and retired 5.2 million shares of common stock at a total value of $263.2 million. As of March 31, 2022, we have $789.0 million of remaining authorized common stock to be purchased under our 2021 $1.0 billion share repurchase program.

Other Events

The invasion of Ukraine by Russia and the sanctions imposed in response to this crisis have increased the level of economic and political uncertainty. Russia sales represented less than 0.5% of our total sales for the full year 2021 and were minimal sales for the first quarter of 2022. During the first quarter of 2022, we ceased all sales to and purchases from Russia. Additionally, sanctions from the U.S., and the European Union continue to evolve, along with the overall impact the invasion has on the global economic and political environment. We continue to closely monitor the changing environment, including the increased volatility and heightened degree of uncertainty resulting from the invasion. As of now, the direct impact on our operations has not been significant, but we are unable to fully determine the future impact the invasion and the corresponding global response will have on our business.

Consolidated Results of Operations

	Three Months Ended March 31,
	2022	2021
	($ in millions, except per share data)
Sales	$2,461.4	$1,918.8
Cost of goods sold	1,807.5	1,423.8
Gross margin	653.9	495.0
Selling and administration	104.3	106.9
Restructuring charges	3.1	6.9
Operating income	546.5	381.2
Interest expense	32.9	84.5
Interest income	0.4	0.1
Non-operating pension income	9.6	9.3
Income before taxes	523.6	306.1
Income tax provision	130.6	62.5
Net income	$393.0	$243.6
Net income per common share:
Basic	$2.54	$1.54
Diluted	$2.48	$1.51

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Sales for the three months ended March 31, 2022 were $2,461.4 million compared to $1,918.8 million in the same period last year, an increase of $542.6 million, or 28%. Chlor Alkali Products and Vinyls sales increased by $378.2 million due to higher product pricing, primarily chlorine, caustic soda and ethylene dichloride, partially offset by lower volumes. Epoxy sales increased by $126.9 million due to higher product prices, partially offset by lower volumes. Winchester sales increased by $37.5 million, primarily due to increased commercial ammunition pricing.

Gross margin increased $158.9 million for the three months ended March 31, 2022 compared to the prior year. Chlor Alkali Products and Vinyls gross margin increased by $55.3 million, Epoxy gross margin increased by $73.4 million and Winchester gross margin increased by $36.6 million. Gross margin across all of our businesses increased due to higher product pricing, partially offset by higher raw material and operating costs. Gross margin as a percentage of sales increased to 27% in 2022 from 26% in 2021.

Selling and administration expenses for the three months ended March 31, 2022 were $104.3 million, a decrease of $2.6 million from the prior year. The decrease was primarily due to lower variable incentive compensation expense of $8.5 million, which includes mark-to-market adjustments on stock-based compensation expense, partially offset by higher legal and legal related settlement costs of $2.9 million. Selling and administration expenses as a percentage of sales decreased to 4% in 2022 from 6% in 2021.

Restructuring charges for the three months ended March 31, 2022 and 2021 were $3.1 million and $6.9 million, respectively. In March 2021, we announced that we had made the decision to permanently close approximately 50% of our diaphragm-grade chlor alkali capacity, representing 200,000 tons, at our McIntosh, AL facility which resulted in pretax restructuring charges of $4.4 million.

Interest expense decreased by $51.6 million for the three months ended March 31, 2022. Interest expense for the three months ended March 31, 2021 included $18.7 million of bond redemption premiums and $4.8 million for write-off of deferred debt issuance costs and recognition of deferred fair value interest rate swap losses related to financing transactions during first quarter 2021. Without these items, interest expense decreased by $28.1 million, primarily due to a lower level of debt outstanding and lower average interest rates.

The effective tax rate for the three months ended March 31, 2022 included a benefit associated with prior year tax, stock-based compensation and a change in tax contingencies, resulting in a net $2.3 million tax benefit. After giving consideration to these items, the effective tax rate for the three months ended March 31, 2022 of 25.4% was higher than the 21% U.S. federal statutory rate primarily due to state and foreign income taxes, partially offset by foreign income exclusions and favorable permanent salt depletion deductions. The effective tax rate for the three months ended March 31, 2021 included a benefit associated with prior year tax positions, an expense associated with stock-based compensation, an expense from a net increase in the valuation allowance related to foreign tax credits and an expense from a change in tax contingencies. These factors resulted in a net $1.3 million tax benefit. After giving consideration to these items, the effective tax rate for the three months ended March 31, 2021 of 20.8% was lower than the 21% U.S. federal statutory rate primarily due to a net decrease in the valuation allowance related to utilization of losses in foreign jurisdictions and favorable permanent salt depletion deductions, partially offset by state taxes, foreign income inclusions and foreign income taxes.

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

	Three Months Ended March 31,
	2022	2021
Sales:	($ in millions)
Chlor Alkali Products and Vinyls	$1,245.2	$867.0
Epoxy	789.5	662.6
Winchester	426.7	389.2
Total sales	$2,461.4	$1,918.8
Income before taxes:
Chlor Alkali Products and Vinyls	$328.6	$271.1
Epoxy	138.0	65.2
Winchester	118.9	85.1
Corporate/other:
Environmental expense(1)	(5.6)	(0.3)
Other corporate and unallocated costs	(30.3)	(33.0)
Restructuring charges	(3.1)	(6.9)
Interest expense(2)	(32.9)	(84.5)
Interest income	0.4	0.1
Non-operating pension income	9.6	9.3
Income before taxes	$523.6	$306.1

(1)Environmental expense for the three months ended March 31, 2021 includes $2.2 million of insurance recoveries for environmental costs incurred and expensed in prior periods.

(2)Interest expense for the three months ended March 31, 2021 included a loss on extinguishment of debt of $23.5 million, which includes bond redemption premiums, write-off of deferred debt issuance costs and recognition of deferred fair value interest rate swap losses associated with the optional prepayment of existing debt.

Chlor Alkali Products and Vinyls

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Chlor Alkali Products and Vinyls sales for the three months ended March 31, 2022 were $1,245.2 million compared to $867.0 million for the same period in 2021, an increase of $378.2 million, or 44%. The sales increase was primarily due to higher pricing, primarily chlorine, caustic soda and ethylene dichloride, partially offset by lower volumes.

Chlor Alkali Products and Vinyls segment income was $328.6 million for the three months ended March 31, 2022 compared to $271.1 million for the same period in 2021. Chlor Alkali Products and Vinyls first quarter 2021 operating results were favorably impacted by Winter Storm Uri ($121.4 million), which includes a net one-time benefit associated with Olin’s customary financial hedges and contracts maintained to provide protection from rapid and dramatic changes in energy costs, partially offset by unabsorbed fixed manufacturing costs and storm-related maintenance costs. Without the impact of Winter Storm Uri, the increase in segment results of $178.9 million was primarily due to higher product prices ($384.4 million), primarily chlorine, caustic soda and ethylene dichloride, partially offset by higher raw material and operating costs ($94.2 million), primarily increased natural gas and electrical power costs, lower volumes ($73.1 million) and increased costs associated with product purchased from other parties ($38.2 million). Chlor Alkali Products and Vinyls segment results included depreciation and amortization expense of $123.1 million and $115.8 million for the three months ended March 31, 2022 and 2021, respectively.

Epoxy

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Epoxy sales for the three months ended March 31, 2022 were $789.5 million compared to $662.6 million for the same period in 2021, an increase of $126.9 million, or 19%. The sales increase was primarily due to higher product prices ($281.5 million), partially offset by lower volumes ($127.4 million), primarily liquid epoxy resins, solid epoxy resins and downstream products and an unfavorable effect of foreign currency translation ($27.1 million).

Epoxy segment income was $138.0 million for the three months ended March 31, 2022 compared to $65.2 million for the same period in 2021. Epoxy first quarter 2021 operating results were unfavorably impacted by Winter Storm Uri ($21.5 million), which included unabsorbed fixed manufacturing costs and storm-related maintenance costs. Without the impact of Winter Storm Uri, the increase in segment results of $51.3 million was primarily due to higher product prices ($281.5 million), partially offset by higher raw material costs ($129.3 million), primarily benzene and propylene, lower volumes ($55.2 million) and higher operating costs ($45.7 million), primarily increased natural gas and electrical power costs. A significant percentage of our Euro denominated sales are of products manufactured within Europe. As a result, the impact of foreign currency translation on revenue is primarily offset by the impact of foreign currency translation on raw materials and manufacturing costs also denominated in Euros. Epoxy segment results included depreciation and amortization expense of $20.4 million and $22.1 million for the three months ended March 31, 2022 and 2021, respectively.

Winchester

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Winchester sales were $426.7 million for the three months ended March 31, 2022 compared to $389.2 million for the same period in 2021, an increase of $37.5 million, or 10%. The increase was due to higher ammunition sales to commercial customers ($53.2 million) and law enforcement agencies ($1.5 million), partially offset by lower sales to military customers ($17.2 million). Commercial ammunition sales benefited from improved commercial pricing and a favorable product mix partially offset by lower volumes.

Winchester segment income was $118.9 million for the three months ended March 31, 2022 compared to $85.1 million for the same period in 2021, an increase of $33.8 million. The increase in segment results was due to higher product pricing ($56.5 million) and a favorable product mix ($1.1 million), partially offset by higher commodity and operating costs ($23.8 million). Winchester segment income included depreciation and amortization expense of $6.2 million and $5.6 million for the three months ended March 31, 2022 and 2021, respectively.

Corporate/Other

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

For the three months ended March 31, 2022, charges to income for environmental investigatory and remedial activities were $5.6 million compared to $0.3 million for the three months ended March 31, 2021, which included $2.2 million of insurance recoveries for environmental costs incurred and expensed in prior periods. Without these recoveries, charges to income for environmental investigatory and remedial activities for the three months ended March 31, 2021 would have been $2.5 million. These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the three months ended March 31, 2022, other corporate and unallocated costs were $30.3 million compared to $33.0 million for the three months ended March 31, 2021, a decrease of $2.7 million. The decrease was primarily due to lower variable incentive compensation costs ($8.5 million), which includes mark-to-market adjustments on stock-based compensation expense, partially offset by higher legal and legal-related settlement expenses ($2.9 million).

Outlook

In 2022, we expect to continue to benefit from Olin’s strategic operating model of optimizing value across our Chemicals and Winchester businesses. In 2022, we expect operating results to improve across all our business segments compared to 2021.

We expect operating income for the second quarter 2022 to be higher than first quarter 2022 of $546.5 million. We expect sequentially higher raw material and operating costs, mainly increased natural gas and electrical power costs, to be more than offset by increased product pricing across our entire chemicals value chain. We expect the second quarter 2022 results from our Chemicals businesses to be higher than first quarter 2022. Our Chlor Alkali Products and Vinyls second quarter 2022 results are expected to improve sequentially despite reduced margin from lost sales and production volumes, increased maintenance expense and other costs, as a result of the unplanned production outage at our Plaquemine, Louisiana facility. During the second quarter, we expect the Epoxy business to continue to experience weaker epoxy resin demand and operate at low rates. We expect our Winchester business second quarter 2022 results to be comparable with first quarter 2022 as higher product pricing is expected to be offset by higher commodity and other materials costs.

Other Corporate and Unallocated costs in 2022 are expected to be lower than the $135.1 million in 2021.

During 2022, we anticipate environmental expenses in the $25 million to $30 million range compared to $14.0 million in 2021.

We expect non-operating pension income in 2022 to be in the $40 million range compared to $35.7 million in 2021. Based on our plan assumptions and estimates, we will not be required to make any cash contributions to our domestic qualified defined benefit pension plan in 2022. We have several international qualified defined benefit pension plans for which we anticipate cash contributions of less than $5 million in 2022.

In 2022, we currently expect our capital spending to be in the $200 million to $250 million range. We expect 2022 depreciation and amortization expense to be in the $575 million to $600 million range.

We currently believe the 2022 effective and cash tax rates will be in the 25% to 30% range.

Environmental Matters

Environmental provisions charged to income, which are included in costs of goods sold, were as follows:

	Three Months Ended March 31,
	2022	2021
	($ in millions)
Provisions charged to income	$5.6	$2.5
Recoveries for costs incurred and expensed	—	(2.2)
Environmental expense	$5.6	$0.3

Environmental expense for the three months ended March 31, 2021 includes $2.2 million of insurance recoveries for environmental costs incurred and expensed in prior periods.

Our liabilities for future environmental expenditures were as follows:

	March 31,
	2022	2021
	($ in millions)
Balance at beginning of year	$147.3	$147.2
Charges to income	5.6	2.5
Remedial and investigatory spending	(3.5)	(2.5)
Foreign currency translation adjustments	0.1	—
Balance at end of period	$149.5	$147.2

Environmental investigatory and remediation activities spending was associated with former waste disposal sites and past manufacturing operations. Spending in 2022 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be approximately $25 million. Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we expect to incur to protect our interests against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $9.0 million at March 31, 2022. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and operation, maintenance and monitoring (OM&M) expenses that, in our experience, we expect to incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M. Charges to income for investigatory and remedial efforts may be material to our operating results in 2022.

The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $149.5 million, $147.3 million and $147.2 million at March 31, 2022, December 31, 2021 and March 31, 2021, respectively, of which $124.5 million, $122.3 million and $128.2 million, respectively, were classified as other noncurrent liabilities. These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities.

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

Liquidity and Capital Resources

Cash Flow Data

	Three Months Ended March 31,
	2022	2021
Provided By (Used For)	($ in millions)
Net operating activities	$353.5	$269.8
Capital expenditures	(47.3)	(51.2)
Long-term debt repayments, net	(0.2)	(120.2)
Debt early redemption premium	—	(18.7)
Common stock repurchased and retired	(263.2)	—
Stock options exercised	5.2	25.7
Debt issuance costs	—	(3.1)
Net financing activities	(289.0)	(148.0)

Operating Activities

For the three months ended March 31, 2022, cash provided by operating activities increased by $83.7 million from the three months ended March 31, 2021, primarily due to an increase in operating results. For the three months ended March 31, 2022, working capital increased $195.5 million compared to an increase of $204.3 million for the three months ended March 31, 2021. The working capital increase during the first quarter reflects normal seasonal working capital growth, along with reflecting higher raw material costs. Receivables increased by $85.6 million from December 31, 2021, primarily as a result of higher sales during the first quarter of 2022. For the three months ended March 31, 2022, our days sales outstanding (DSO), which was calculated by dividing period end accounts receivable by average daily sales for the period, improved from the comparable prior year period. Inventories increased by $45.0 million from December 31, 2021 primarily as a result of increased raw material cost and accounts payable and accrued liabilities decreased $132.6 million primarily as a result of timing of payments during the first quarter of 2022.

Investing Activities

Capital spending of $47.3 million for the three months ended March 31, 2022 was $3.9 million lower than the corresponding period in 2021. For the total year 2022, we currently expect our capital spending to be in the $200 million to $250 million range. We expect 2022 depreciation and amortization expense to be in the $575 million to $600 million range.

Financing Activities

For the three months ended March 31, 2022 and 2021, we had long-term debt repayments, net of long-term debt borrowings of $0.2 million and $120.2 million, respectively.

On March 31, 2021, Olin redeemed $315.0 million of the outstanding 10.00% senior notes due October 15, 2025 (2025 Notes). The 2025 Notes were redeemed at 105.0% of the principal amount of the 2025 Notes, resulting in a redemption premium of $15.8 million. The 2025 Notes were redeemed by drawing $315.0 million of the Delayed Draw Term Loan along with utilizing $15.8 million of cash on hand.

On January 15, 2021, Olin redeemed the remaining $120.0 million of the 9.75% senior notes due 2023 (2023 Notes). The 2023 Notes were redeemed at 102.438% of the principal amount of the 2023 Notes, resulting in a redemption premium of $2.9 million. The remaining 2023 Notes were redeemed by utilizing cash on hand.

For the three months ended March 31, 2022, 5.2 million shares of common stock were repurchased and retired at a total value of $263.2 million.

We issued 0.2 million and 1.2 million shares representing stock options exercised for the three months ended March 31, 2022 and 2021, respectively, with a total value of $5.2 million and $25.7 million, respectively.

For the three months ended March 31, 2021, we paid debt issuance costs of $3.1 million for the amendments to our Senior Credit Facility.

The percent of total debt to total capitalization decreased to 49.9% as of March 31, 2022 from 51.2% as of December 31, 2021 as a result of higher shareholders’ equity primarily resulting from our operating results.

In the first quarters of 2022 and 2021, we paid a quarterly dividend of $0.20 per share. Dividends paid for the three months ended March 31, 2022 and 2021, were $30.8 million and $31.7 million, respectively. On April 27, 2022, our board of directors declared a dividend of $0.20 per share on our common stock, payable on June 10, 2022 to shareholders of record on May 10, 2022.

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

On March 30, 2021, Olin drew the entire $315.0 million of the Delayed Draw Term Loan and used the proceeds to fund the redemption of the 2025 Notes. During 2021, we repaid $465.0 million of the Senior Term Loans. These repayments satisfied all future required quarterly installments of the Senior Term Loans. The Senior Revolving Credit Facility includes a $100.0 million letter of credit subfacility. At March 31, 2022, we had $799.6 million available under our $800.0 million Senior Revolving Credit Facility because we had issued $0.4 million of letters of credit.

Under the Senior Credit Facility, we may select various floating-rate borrowing options. The actual interest rate paid on borrowings under the Senior Credit Facility is based on a pricing grid which is dependent upon the net leverage ratio as calculated under the terms of the applicable facility for the prior fiscal quarter. The Senior Credit Facility includes various customary restrictive covenants, including restrictions related to the ratio of debt to earnings before interest expense, taxes, depreciation and amortization (net leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio). The calculation of debt in our net leverage ratio excludes borrowings under the Receivables Financing Agreement, up to a maximum of $250.0 million, and is reduced by all unrestricted cash and cash equivalents. Compliance with these covenants is determined quarterly. We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of March 31, 2022, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As a result of our restrictive covenant related to the net leverage ratio, the maximum additional borrowings available to us could be limited in the future. The limitation, if an amendment or waiver from our lenders is not obtained, could restrict our ability to borrow the maximum amounts available under the Senior Revolving Credit Facility and the Receivables Financing Agreement.  As of March 31, 2022, there were no covenants or other restrictions that limited our ability to borrow.

The overall increase in cash for the three months ended March 31, 2022 primarily reflects our operating results, partially offset by share repurchases, capital spending, and dividends paid. We believe, based on current and projected levels of cash flow from our operations, together with our cash and cash equivalents on hand and the availability to borrow under our Senior Revolving Credit Facility, Receivables Financing Agreement and AR Facilities, we have sufficient liquidity to meet our short-term and long-term needs to make required payments of interest on our debt, fund our operating needs, working capital and our capital expenditure requirements.

On April 26, 2018, our board of directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $500.0 million. This program terminated during the first quarter of 2022 upon the purchase of $500.0 million of our common stock. On November 1, 2021, our board of directors authorized an additional share repurchase program for the purchase of shares of common stock at an aggregate price of up to $1.0 billion. This program will terminate upon the purchase of $1.0 billion of our common stock.

For the three months ended March 31, 2022, 5.2 million shares of common stock have been repurchased and retired at a total value of $263.2 million. As of March 31, 2022, a total of 15.7 million shares of common stock were repurchased and retired at a total value of $500.0 million under the 2018 Repurchase Authorization program, terminating the program. As of March 31, 2022, 4.3 million shares of common stock have been repurchased and retired at a total value of $211.0 million under the 2021 Repurchase Authorization program, and $789.0 million of common stock remained authorized to be repurchased under the program.

We maintain a $300.0 million Receivables Financing Agreement (Receivables Financing Agreement) that is scheduled to mature on September 28, 2024. The Receivables Financing Agreement includes a minimum borrowing requirement of 50% of the facility limit or available borrowing capacity, whichever is less. Under the Receivables Financing Agreement, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the Receivables Financing Agreement incorporates the net leverage ratio covenant that is contained in the Senior Credit Facility. As of March 31, 2022, $642.4 million of our trade receivables were pledged as collateral and we had $300.0 million drawn with no additional borrowing capacity available under the Receivables Financing Agreement. As of December 31, 2021 and March 31, 2021, we had $300.0 million and $125.0 million, respectively, drawn under the Receivables Financing Agreement.

Olin also has trade accounts receivable factoring arrangements (AR Facilities) and pursuant to the terms of the AR Facilities, certain of our domestic subsidiaries may sell their accounts receivable up to a maximum of $250.0 million and certain of our foreign subsidiaries may sell their accounts receivable up to a maximum of €43.4 million. We will continue to service the outstanding accounts sold. These receivables qualify for sales treatment under ASC 860 and, accordingly, the proceeds are included in net cash provided by operating activities in the condensed statements of cash flows. The gross amount of receivables sold for the three months ended March 31, 2022 and 2021 totaled $281.4 million and $312.0 million, respectively. The factoring discount paid under the AR Facilities is recorded as interest expense on the condensed statements of operations. The factoring discount was $0.5 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively. The agreements are without recourse and therefore no recourse liability has been recorded as of March 31, 2022, December 31, 2021 and March 31, 2021. As of March 31, 2022, December 31, 2021 and March 31, 2021, $97.9 million, $83.3 million and $142.5 million, respectively, of receivables qualifying for sales treatment were outstanding and will continue to be serviced by us.

At March 31, 2022, we had total letters of credit of $82.7 million outstanding, of which $0.4 million were issued under our Senior Revolving Credit Facility. The letters of credit were used to support certain long-term debt, certain workers compensation insurance policies, certain plant closure and post-closure obligations, certain international payment obligations and certain international pension funding requirements.

Our current debt structure is used to fund our business operations. As of March 31, 2022, we had long-term borrowings, including the current installment and finance lease obligations, of $2,780.1 million, of which $805.9 million were at variable rates. Included within long-term borrowings on the condensed balance sheets were deferred debt issuance costs and unamortized bond original issue discount of $21.9 million as of March 31, 2022. Commitments from banks under our Senior Revolving Credit Facility, Receivables Financing Agreement and AR Facilities are additional sources of liquidity.

Contractual Obligations

Purchasing commitments are utilized in our normal course of business for our projected needs. We have supply contracts with various third parties for certain raw materials including ethylene, electricity, propylene and benzene. These agreements are maintained through long-term cost based contracts that provide us with a reliable supply of key raw materials.
There have been no material changes in our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 other than those which occur in the ordinary course of business.

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

Energy costs, including electricity and natural gas, and certain raw materials used in our production processes are subject to price volatility. Depending on market conditions, we may enter into futures contracts, forward contracts, commodity swaps and put and call option contracts in order to reduce the impact of commodity price fluctuations. As of March 31, 2022, we maintained open positions on commodity contracts with a notional value totaling $204.7 million ($224.3 million at December 31, 2021 and $238.1 million at March 31, 2021). Assuming a hypothetical 10% increase in commodity prices which are currently hedged, as of March 31, 2022, we would experience a $20.5 million ($22.4 million at December 31, 2021 and $23.8 million at March 31, 2021) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.

We transact business in various foreign currencies other than the USD which exposes us to movements in exchange rates which may impact revenue and expenses, assets and liabilities and cash flows. Our significant foreign currency exposure is denominated with European currencies, primarily the Euro, although exposures also exist in other currencies of Asia Pacific, Latin America, Middle East and Africa. For all derivative positions, we evaluated the effects of a 10% shift in exchange rates between those currencies and the USD, holding all other assumptions constant. Unfavorable currency movements of 10% would negatively affect the fair values of the derivatives held to hedge currency exposures by $34.8 million. These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Our current debt structure is used to fund business operations, and commitments from banks under our Senior Revolving Credit Facility, Receivables Financing Agreement and AR Facilities are additional sources of liquidity. As of March 31, 2022, December 31, 2021 and March 31, 2021, we had long-term borrowings, including current installments and finance lease obligations, of $2,780.1 million, $2,779.3 million and $3,748.1 million, respectively, of which $805.9 million, $805.9 million and $1,095.9 million at March 31, 2022, December 31, 2021 and March 31, 2021, respectively, were issued at variable rates. Included within long-term borrowings on the condensed balance sheets were deferred debt issuance costs and unamortized bond original issue discount.

Assuming no changes in the $805.9 million of variable-rate debt levels from March 31, 2022, we estimate that a hypothetical change of 100-basis points in the LIBOR interest rates would impact annual interest expense by $8.1 million.

If the actual changes in commodities, foreign currency, or interest pricing is substantially different than expected, the net impact of commodity risk, foreign currency risk, or interest rate risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

Item 4. Controls and Procedures.

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have used the words “anticipate,” “intend,” “may,” “expect,” “believe,” “should,” “plan,” “outlook,” “project,” “estimate,” “forecast,” “optimistic,” “target,” and variations of such words and similar expressions in this quarterly report to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, actual outcomes and results may differ materially from those matters expressed or implied in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of future events, new information or otherwise. The payment of cash dividends is subject to the discretion of our board of directors and will be determined in light of then-current conditions, including our earnings, our operations, our financial conditions, our capital requirements and other factors deemed relevant by our board of directors. In the future, our board of directors may change our dividend policy, including the frequency or amount of any dividend, in light of then-existing conditions.

The risks, uncertainties and assumptions involved in our forward-looking statements, many of which are discussed in more detail in our filings with the SEC, including without limitation the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021, and our Quarterly Reports on Form 10-Q and other reports furnished or filed with the SEC, include, but are not limited to, the following:

Business, Industry and Operational Risks

•sensitivity to economic, business and market conditions in the United States and overseas, including economic instability or a downturn in the sectors served by us;

•declines in average selling prices for our products and the supply/demand balance for our products, including the impact of excess industry capacity or an imbalance in demand for our chlor alkali products;

•unsuccessful execution of our strategic operating model, which prioritizes Electrochemical Unit (ECU) margins over sales volumes;

•failure to control costs and inflation impacts or failure to achieve targeted cost reductions;

•our reliance on a limited number of suppliers for specified feedstock and services and our reliance on third-party transportation;

•higher-than-expected raw material, energy, transportation, and/or logistics costs;

•the occurrence of unexpected manufacturing interruptions and outages, including those occurring as a result of labor disruptions, production hazards and weather-related events;

•the failure or an interruption of our information technology systems;

•failure to identify, attract, develop, retain and motivate qualified employees throughout the organization;

•our inability to complete future acquisitions or successfully integrate them into our business;

•our substantial amount of indebtedness and significant debt service obligations;

•risks associated with our international sales and operations, including economic, political or regulatory changes;

•the negative impact from the COVID-19 pandemic and the global response to the pandemic, including without limitation adverse impacts in complying with governmental mandates;

•weak industry conditions affecting our ability to comply with the financial maintenance covenants in our senior credit facility;

•adverse conditions in the credit and capital markets, limiting or preventing our ability to borrow or raise capital;

•the effects of any declines in global equity markets on asset values and any declines in interest rates or other significant assumptions used to value the liabilities in, and funding of, our pension plans;

•our long-range plan assumptions not being realized causing a non-cash impairment charge of long-lived assets;

Legal, Environmental and Regulatory Risks

•changes in, or failure to comply with, legislation or government regulations or policies, including changes regarding our ability to manufacture or use certain products and changes within the international markets in which we operate;

•new regulations or public policy changes regarding the transportation of hazardous chemicals and the security of chemical manufacturing facilities;

•unexpected outcomes from legal or regulatory claims and proceedings;

•costs and other expenditures in excess of those projected for environmental investigation and remediation or other legal proceedings;

•various risks associated with our Lake City U.S. Army Ammunition Plant contract and performance under other governmental contracts; and

•failure to effectively manage environmental, social and governance (ESG) issues and related regulations, including climate change and sustainability.

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

Not Applicable.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)    Not Applicable.

(b)    Not Applicable.

(c)
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2022	736,577	$54.33	736,577
February 1-28, 2022	2,295,698	$50.28	2,295,698
March 1-31, 2022	2,211,797	$48.72	2,211,797
Total				$789,001,930	(1)

(1)On April 26, 2018, our board of directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $500.0 million (the 2018 Repurchase Authorization).  This program was terminated upon the purchase of $500.0 million of our common stock. On November 1, 2021, our board of directors authorized an additional share repurchase program for the purchase of shares of common stock at an aggregate price of up to $1.0 billion (the 2021 Repurchase Authorization). This program will terminate upon the purchase of $1.0 billion of our common stock. As of March 31, 2022, 15,722,843 shares of common stock had been repurchased and retired at a total value of $500,000,000 and no common stock remained available for purchase under the 2018 Repurchase Authorization, terminating the program. As of March 31, 2022, 4,265,206 shares of common stock had been repurchased and retired at a total value of $210,998,070, and $789,001,930 of common stock remained available for purchase under the 2021 Repurchase Authorization program.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

Exhibit	Exhibit Description
4.1
Amendment No. 8 dated January 20, 2022 to Receivables Financing Agreement dated December 20, 2016 among Olin Corporation, Olin Finance Company, LLC, PNC Bank, National Association, PNC Capital Markets LLC and the Lender parties thereto—Exhibit 4.53 to Olin's Form 10-K filed February 24, 2022*

10.1	Performance Share Program adopted February 22, 2022—Exhibit 99.1 to Olin’s Form 8-K filed February 24, 2022*
31.1	Section 302 Certification Statement of Chief Executive Officer
31.2	Section 302 Certification Statement of Chief Financial Officer
32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded in the Exhibit 101 Interactive Data Files)
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
Senior Vice President and Chief Financial Officer (Authorized Officer)

Date: April 29, 2022