Form 10-Q
period 2022-09-30
OLIN Corp
filed 2022-10-27
CIK 74303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

As of September 30, 2022, 136,960,837 shares of the registrant’s common stock were outstanding.

Part I — Financial Information

Item 1.  Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets
(In millions, except per share data)
(Unaudited)

	September 30, 2022	December 31, 2021	September 30, 2021
Assets
Current assets:
Cash and cash equivalents	$163.6	$180.5	$306.1
Receivables, net	1,075.4	1,106.5	1,041.7
Income taxes receivable	26.0	0.3	3.0
Inventories, net	945.1	868.3	826.8
Other current assets	74.9	92.7	127.7
Total current assets	2,285.0	2,248.3	2,305.3
Property, plant and equipment (less accumulated depreciation of $4,296.5, $4,076.5 and $3,997.2)	2,690.8	2,913.6	2,934.5
Operating lease assets, net	371.4	372.4	386.8
Deferred income taxes	81.9	99.3	104.9
Other assets	1,090.7	1,131.8	1,152.4
Intangible assets, net	279.2	331.7	348.5
Goodwill	1,421.2	1,420.6	1,420.3
Total assets	$8,220.2	$8,517.7	$8,652.7
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$1.0	$201.1	$201.1
Accounts payable	892.6	847.7	811.7
Income taxes payable	183.2	98.4	62.1
Current operating lease liabilities	74.3	76.8	78.1
Accrued liabilities	467.6	458.1	434.0
Total current liabilities	1,618.7	1,682.1	1,587.0
Long-term debt	2,580.4	2,578.2	2,823.5
Operating lease liabilities	305.1	302.0	314.7
Accrued pension liability	286.3	381.9	654.2
Deferred income taxes	546.8	558.9	526.8
Other liabilities	333.2	362.4	358.6
Total liabilities	5,670.5	5,865.5	6,264.8
Commitments and contingencies
Shareholders’ equity:
Common stock, $1.00 par value per share: authorized, 240.0 shares; issued and outstanding, 137.0, 156.8 and 159.4 shares	137.0	156.8	159.4
Additional paid-in capital	920.3	1,969.6	2,133.1
Accumulated other comprehensive loss	(562.3)	(488.0)	(643.8)
Retained earnings	2,054.7	1,013.8	739.2
Total shareholders’ equity	2,549.7	2,652.2	2,387.9
Total liabilities and shareholders’ equity	$8,220.2	$8,517.7	$8,652.7

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Operations
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales	$2,321.7	$2,340.1	$7,399.2	$6,480.2
Operating expenses:
Cost of goods sold	1,840.9	1,679.8	5,599.8	4,815.8
Selling and administration	92.7	107.2	296.0	314.7
Restructuring charges	7.6	3.6	14.3	24.5
Other operating income (expense)	13.0	(0.5)	16.3	—
Operating income	393.5	549.0	1,505.4	1,325.2
Interest expense	36.0	54.0	103.4	204.4
Interest income	0.5	0.1	1.2	0.2
Non-operating pension income	9.9	9.2	29.0	26.7
Income before taxes	367.9	504.3	1,432.2	1,147.7
Income tax provision	52.7	113.6	301.9	157.6
Net income	$315.2	$390.7	$1,130.3	$990.1
Net income per common share:
Basic	$2.23	$2.44	$7.62	$6.21
Diluted	$2.18	$2.38	$7.44	$6.07
Average common shares outstanding:
Basic	141.2	160.1	148.3	159.4
Diluted	144.3	163.9	151.9	163.0

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$315.2	$390.7	$1,130.3	$990.1
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(25.1)	(14.0)	(61.6)	(23.0)
Unrealized (losses) gains on derivative contracts, net	(8.7)	13.8	(33.0)	37.1
Amortization of prior service costs and actuarial losses, net	7.0	10.7	20.3	32.0
Total other comprehensive (loss) income, net of tax	(26.8)	10.5	(74.3)	46.1
Comprehensive income	$288.4	$401.2	$1,056.0	$1,036.2

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Common Stock
Balance at beginning of period	$145.1	$160.5	$156.8	$158.0
Common stock repurchased and retired	(8.2)	(1.5)	(20.8)	(1.5)
Common stock issued for:
Stock options exercised	—	0.4	0.9	2.8
Other transactions	0.1	—	0.1	0.1
Balance at end of period	$137.0	$159.4	$137.0	$159.4
Additional Paid-In Capital
Balance at beginning of period	$1,318.5	$2,187.9	$1,969.6	$2,137.8
Common stock repurchased and retired	(402.7)	(66.8)	(1,079.8)	(66.8)
Common stock issued for:
Stock options exercised	0.4	7.7	20.4	55.5
Other transactions	0.1	0.5	3.1	3.1
Stock-based compensation	4.0	3.8	7.0	3.5
Balance at end of period	$920.3	$2,133.1	$920.3	$2,133.1
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(535.5)	$(654.3)	$(488.0)	$(689.9)
Other comprehensive (loss) income	(26.8)	10.5	(74.3)	46.1
Balance at end of period	$(562.3)	$(643.8)	$(562.3)	$(643.8)
Retained Earnings (Accumulated Deficit)
Balance at beginning of period	$1,768.0	$380.6	$1,013.8	$(155.1)
Net income	315.2	390.7	1,130.3	990.1
Common stock dividends paid	(28.5)	(32.1)	(89.4)	(95.8)
Balance at end of period	$2,054.7	$739.2	$2,054.7	$739.2
Total Shareholders’ Equity	$2,549.7	$2,387.9	$2,549.7	$2,387.9

Dividends declared per share of common stock	$0.20	$0.20	$0.60	$0.60
The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net income	$1,130.3	$990.1
Adjustments to reconcile net income to net cash and cash equivalents provided by (used for) operating activities:
Stock-based compensation	10.4	5.0
Gains on disposition of property, plant and equipment	(13.0)	—
Loss on debt extinguishment	—	47.6
Depreciation and amortization	450.3	432.4
Deferred income taxes	(3.7)	(25.2)
Qualified pension plan contributions	(0.9)	(1.0)
Qualified pension plan income	(24.7)	(20.8)
Change in:
Receivables	(25.8)	(291.6)
Income taxes receivable/payable	75.5	64.8
Inventories	(102.9)	(161.8)
Other current assets	5.8	18.4
Accounts payable and accrued liabilities	31.7	157.9
Other assets	(17.5)	(9.2)
Other noncurrent liabilities	(9.1)	41.3
Other operating activities	3.3	3.8
Net operating activities	1,509.7	1,251.7
Investing Activities
Capital expenditures	(168.4)	(135.8)
Proceeds from disposition of property, plant and equipment	14.9	—
Net investing activities	(153.5)	(135.8)
Financing Activities
Long-term debt:
Borrowings	215.0	390.0
Repayments	(415.9)	(1,241.1)
Debt early redemption premiums	—	(37.7)
Common stock repurchased and retired	(1,100.6)	(68.3)
Stock options exercised	21.3	58.3
Dividends paid	(89.4)	(95.8)
Debt issuance costs	—	(3.8)
Net financing activities	(1,369.6)	(998.4)
Effect of exchange rate changes on cash and cash equivalents	(3.5)	(1.1)
Net (decrease) increase in cash and cash equivalents	(16.9)	116.4
Cash and cash equivalents, beginning of year	180.5	189.7
Cash and cash equivalents, end of period	$163.6	$306.1
Cash paid for interest and income taxes:
Interest, net	$122.1	$218.2
Income taxes, net of refunds	$213.0	$104.5
Non-cash investing activities:
Decrease in capital expenditures included in accounts payable and accrued liabilities	$12.0	$29.8

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

NOTE 3. RESTRUCTURING CHARGES

Olin committed to a productivity initiative to align the organization with our new operating model and improve efficiencies (collectively, Productivity Plan). These actions and related activities were completed during the second quarter of 2021. For the three and nine months ended September 30, 2021, we recorded pretax restructuring charges of $0.2 million and $10.3 million for employee severance and related benefit costs related to these actions. We do not expect to incur additional restructuring charges related to these actions.

On March 15, 2021, we announced that we had made the decision to permanently close approximately 50% of our diaphragm-grade chlor alkali capacity, representing 200,000 tons, at our McIntosh, AL facility. The closure was completed in the first quarter of 2021. On October 21, 2021, we announced that we had made a decision to permanently cease operations of the remaining 50% of our diaphragm-grade chlor alkali capacity, representing an additional 200,000 tons, at our McIntosh, AL facility (collectively, McIntosh Plan). The closure was completed during third quarter of 2022. For the three months ended September 30, 2022 and 2021, we recorded pretax restructuring charges of $5.5 million and $0.4 million, respectively, for write-off of equipment and facility costs, lease and other contract termination costs and for facility exit costs related to this action. For the nine months ended September 30, 2022 and 2021, we recorded pretax restructuring charges of $7.1 million and $5.2 million, respectively, for write-off of equipment and facility costs, lease and other contract termination costs and for facility exit costs related to this action. We expect to incur additional restructuring charges through 2026 of approximately $30 million related to these actions.

On January 18, 2021, we announced we had made the decision to permanently close our trichloroethylene and anhydrous hydrogen chloride liquefaction facilities in Freeport, TX (collectively, Freeport 2021 Plan), which were completed in the fourth quarter of 2021. For the three months ended September 30, 2022 and 2021, we recorded pretax restructuring charges of $0.4 million and $1.6 million, respectively, for facility exit costs related to these actions. For the nine months ended September 30, 2022 and 2021, we recorded pretax restructuring charges of $1.9 million and $5.7 million, respectively, for facility exit costs related to these actions. We expect to incur additional restructuring charges through 2024 of approximately $20 million related to these actions.

On December 11, 2019, we announced that we had made the decision to permanently close a chlor alkali plant with a capacity of 230,000 tons and our vinylidene chloride (VDC) production facility, both in Freeport, TX (collectively, Freeport 2019 Plan).  The VDC facility and related chlor alkali plant were closed during the fourth quarter of 2020 and second quarter of 2021, respectively. For the three months ended September 30, 2022 and 2021, we recorded pretax restructuring charges of $1.7 million and $1.0 million, respectively, for facility exit costs related to these actions. For the nine months ended September 30, 2022 and 2021, we recorded pretax restructuring charges of $4.9 million and $2.2 million, respectively, for facility exit costs related to these actions. We expect to incur additional restructuring charges through 2025 of approximately $30 million related to these actions.

On March 21, 2016, we announced that we had made the decision to close a combined total of 433,000 tons of chlor alkali capacity across three separate locations (collectively, Chlor Alkali 2016 Plan). Associated with this action, we have permanently closed our Henderson, NV chlor alkali plant with 153,000 tons of capacity and have reconfigured the site to manufacture bleach and distribute caustic soda and hydrochloric acid. Also, the capacity of our Niagara Falls, NY chlor alkali plant has been reduced from 300,000 tons to 240,000 tons and the chlor alkali capacity at our Freeport, TX facility was reduced by 220,000 tons. This 220,000 ton reduction was entirely from diaphragm cell capacity. For the three months ended September 30, 2021, we recorded pretax restructuring charges of $0.4 million for facility exit costs and lease and other contract termination costs related to these actions. For the nine months ended September 30, 2022 and 2021, we recorded pretax restructuring charges of $0.4 million and $1.1 million, respectively, for facility exit costs and lease and other contract termination costs related to these actions. We do not expect to incur additional restructuring charges related to these capacity reductions.

The following table summarizes the 2022 and 2021 activities by major component of these restructuring actions and the remaining balances of accrued restructuring costs as of September 30, 2022 and 2021:

	Employee severance and related benefit costs	Lease and other contract termination costs	Facility exit costs	Write-off of equipment and facility	Total
	($ in millions)
Balance at January 1, 2021	$1.8	$1.7	$—	$—	$3.5
Restructuring charges:
First quarter	—	4.6	2.3	—	6.9
Second quarter	10.1	0.5	3.4	—	14.0
Third quarter	0.2	0.5	2.9	—	3.6
Amounts utilized	(3.5)	(1.3)	(8.6)	—	(13.4)
Balance at September 30, 2021	$8.6	$6.0	$—	$—	$14.6
Balance at January 1, 2022	$6.9	$5.4	$—	$—	$12.3
Restructuring charges:
First quarter	—	0.1	2.6	0.4	3.1
Second quarter	—	0.2	3.1	0.3	3.6
Third quarter	—	—	4.9	2.7	7.6
Amounts utilized	(4.3)	(1.3)	(10.6)	(3.4)	(19.6)
Balance at September 30, 2022	$2.6	$4.4	$—	$—	$7.0

The following table summarizes the cumulative restructuring charges of these restructuring actions by major component through September 30, 2022:

	Chlor Alkali Products and Vinyls				Corporate/other	Total
	McIntosh Plan	Freeport 2021 Plan	Freeport 2019 Plan	Chlor Alkali 2016 Plan	Productivity Plan
	($ in millions)
Write-off of equipment and facility	$2.7	$—	$58.9	$78.1	$—	$139.7
Employee severance and related benefit costs	—	—	2.1	6.7	10.3	19.1
Facility exit costs	3.6	8.4	10.5	53.2	—	75.7
Employee relocation costs	—	—	—	1.7	—	1.7
Lease and other contract termination costs	6.4	—	—	43.0	—	49.4
Total cumulative restructuring charges	$12.7	$8.4	$71.5	$182.7	$10.3	$285.6

As of September 30, 2022, we have incurred cash expenditures of $137.1 million and non-cash charges of $141.5 million related to these restructuring actions. The remaining balance of $7.0 million is expected to be paid out through 2028.

NOTE 4. ACCOUNTS RECEIVABLES

As of September 30, 2022, we maintained a $300.0 million Receivables Financing Agreement (Receivables Financing Agreement) that was scheduled to mature on September 28, 2024. The Receivables Financing Agreement included a minimum borrowing requirement of 50% of the facility limit or available borrowing capacity, whichever was less. Under the Receivables Financing Agreement, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the Receivables Financing Agreement incorporated the net leverage ratio covenant that is contained in the 2021 Senior Credit Facility. As of September 30, 2022, $655.2 million of our trade receivables were pledged as collateral and we had $300.0 million drawn with no additional borrowing capacity available under the Receivables Financing Agreement. As of December 31, 2021 and September 30, 2021, we had $300.0 million and $150.0 million, respectively, drawn under the Receivables Financing Agreement. On October 11, 2022, we amended the Receivables Financing Agreement which increased the facility limit to $425.0 million and extended the scheduled termination date of the Receivables Financing Agreement to October 14, 2025 (Amended Receivables Financing Agreement). The Amended Receivables Financing Agreement incorporates the net leverage ratio covenant that is contained in the Senior Credit Facility.

Olin also has trade accounts receivable factoring arrangements (AR Facilities) and pursuant to the terms of the AR Facilities, certain of our domestic subsidiaries may sell their accounts receivable up to a maximum of $207.7 million and certain of our foreign subsidiaries may sell their accounts receivable up to a maximum of €42.9 million. We will continue to service the outstanding accounts sold.  These receivables qualify for sales treatment under ASC 860 “Transfers and Servicing” and, accordingly, the proceeds are included in net cash provided by operating activities in the condensed statements of cash flows.  The following table summarizes the AR Facilities activity:

	September 30,
	2022	2021
	($ in millions)
Balance at beginning of year	$83.3	$48.8
Gross receivables sold	769.3	687.5
Payments received from customers on sold accounts	(761.3)	(645.6)
Balance at end of period	$91.3	$90.7

The factoring discount paid under the AR Facilities is recorded as interest expense on the condensed statements of operations. The factoring discount was $0.9 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, and $1.8 million and $1.0 million for the nine months ended September 30, 2022 and 2021, respectively. The agreements are without recourse and therefore no recourse liability had been recorded as of September 30, 2022, December 31, 2021 or September 30, 2021.

Our condensed balance sheets included an allowance for doubtful accounts receivables of $12.5 million, $12.3 million and $12.2 million and other receivables of $58.0 million, $65.3 million and $68.1 million at September 30, 2022, December 31, 2021 and September 30, 2021, respectively, which were included in receivables, net.

NOTE 5. INVENTORIES

Inventories consisted of the following:

	September 30, 2022	December 31, 2021	September 30, 2021
	($ in millions)
Supplies	$137.2	$115.6	$115.5
Raw materials	203.4	180.7	158.5
Work in process	189.6	155.2	156.3
Finished goods	569.2	523.3	492.2
Inventories excluding LIFO reserve	1,099.4	974.8	922.5
LIFO reserve	(154.3)	(106.5)	(95.7)
Inventories, net	$945.1	$868.3	$826.8

Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at September 30, 2022 reflect certain estimates relating to inventory quantities and costs at December 31, 2022. The replacement cost of our inventories would have been approximately $154.3 million, $106.5 million and $95.7 million higher than reported at September 30, 2022, December 31, 2021 and September 30, 2021, respectively.

NOTE 6. OTHER ASSETS

Included in other assets were the following:

	September 30, 2022	December 31, 2021	September 30, 2021
	($ in millions)
Supply contracts	$1,013.8	$1,061.8	$1,076.8
Other	76.9	70.0	75.6
Other assets	$1,090.7	$1,131.8	$1,152.4

Amortization expense of $17.6 million and $17.3 million for the three months ended September 30, 2022 and 2021, respectively, and amortization expense of $52.8 million and $52.1 million for the nine months ended September 30, 2022 and 2021, respectively, was recognized within cost of goods sold related to our long-term supply contracts and is reflected in depreciation and amortization on the condensed statements of cash flows.

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill were as follows:

	Chlor Alkali Products and Vinyls	Epoxy	Total
	($ in millions)
Balance at January 1, 2021	$1,275.3	$144.9	$1,420.2
Foreign currency translation adjustment	0.1	—	0.1
Balance at September 30, 2021	$1,275.4	$144.9	$1,420.3
Balance at January 1, 2022	$1,275.6	$145.0	$1,420.6
Foreign currency translation adjustment	0.5	0.1	0.6
Balance at September 30, 2022	$1,276.1	$145.1	$1,421.2

Intangible assets consisted of the following:

	September 30, 2022			December 31, 2021			September 30, 2021
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
	($ in millions)
Customers, customer contracts and relationships	$662.0	$(389.3)	$272.7	$674.4	$(359.8)	$314.6	$676.1	$(347.8)	$328.3
Acquired technology	91.9	(86.5)	5.4	93.9	(77.9)	16.0	94.2	(75.1)	19.1
Other	1.8	(0.7)	1.1	1.8	(0.7)	1.1	1.8	(0.7)	1.1
Total intangible assets	$755.7	$(476.5)	$279.2	$770.1	$(438.4)	$331.7	$772.1	$(423.6)	$348.5

NOTE 8. EARNINGS PER SHARE

Basic and diluted net income per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted net income per share reflects the dilutive effect of stock-based compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Computation of Net Income per Share	(In millions, except per share data)
Net income	$315.2	$390.7	$1,130.3	$990.1
Basic shares	141.2	160.1	148.3	159.4
Basic net income per share	$2.23	$2.44	$7.62	$6.21
Diluted shares:
Basic shares	141.2	160.1	148.3	159.4
Stock-based compensation	3.1	3.8	3.6	3.6
Diluted shares	144.3	163.9	151.9	163.0
Diluted net income per share	$2.18	$2.38	$7.44	$6.07

The computation of dilutive shares does not include 0.7 million shares for both the three and nine months ended September 30, 2022 and 0.1 million shares for both the three and nine months ended September 30, 2021, as their effect would have been anti-dilutive.

NOTE 9. ENVIRONMENTAL

We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites. Environmental provisions charged to income, which are included in costs of goods sold, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($ in millions)
Provisions charged to income	$7.4	$3.6	$18.0	$10.8
Recoveries for costs incurred and expensed	—	—	—	(2.2)
Environmental expense	$7.4	$3.6	$18.0	$8.6

Environmental expense for the nine months ended September 30, 2021 includes $2.2 million of insurance recoveries for environmental costs incurred and expensed in prior periods. The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $149.3 million, $147.3 million and $147.7 million at September 30, 2022, December 31, 2021 and September 30, 2021, respectively, of which $124.3 million, $122.3 million and $128.7 million, respectively, were classified as other noncurrent liabilities.

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

We, and our subsidiaries, are defendants in various other legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities. As of September 30, 2022, December 31, 2021 and September 30, 2021, our condensed balance sheets included accrued liabilities for these other legal actions of $14.2 million, $14.2 million and $13.1 million, respectively. These liabilities do not include costs associated with legal representation. Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these other legal actions will materially adversely affect our financial position, cash flows or results of operations.

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

NOTE 11. SHAREHOLDERS’ EQUITY

On July 28, 2022, our Board of Directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $2.0 billion (the 2022 Repurchase Authorization). This program will terminate upon the purchase of $2.0 billion of common stock. On November 1, 2021, our Board of Directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $1.0 billion. This program terminated upon the purchase of $1.0 billion of our common stock during the third quarter of 2022. On April 26, 2018, our Board of Directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $500.0 million.  This program terminated upon the purchase of $500.0 million of our common stock during the first quarter of 2022.

For the nine months ended September 30, 2022 and 2021, 20.8 million and 1.5 million shares, respectively, of common stock were repurchased and retired at a total value of $1,100.6 million and $68.3 million, respectively. As of September 30, 2022, 1.1 million shares of common stock have been repurchased and retired at a total value of $48.4 million under the 2022 Repurchase Authorization program, and $1,951.6 million of common stock remained authorized to be repurchased under the program.

We issued 0.9 million and 2.8 million shares representing stock options exercised for the nine months ended September 30, 2022 and 2021, respectively, with a total value of $21.3 million and $58.3 million, respectively.

The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains on Derivative Contracts (net of taxes)	Pension and Other Postretirement Benefits (net of taxes)	Accumulated Other Comprehensive Loss
	($ in millions)
Balance at January 1, 2021	$19.4	$21.4	$(730.7)	$(689.9)
Unrealized (losses) gains:
First quarter	(11.4)	122.0	—	110.6
Second quarter	2.4	41.8	—	44.2
Third quarter	(14.0)	41.7	—	27.7
Reclassification adjustments of (gains) losses into income:
First quarter	—	(112.8)	13.7	(99.1)
Second quarter	—	(20.4)	13.7	(6.7)
Third quarter	—	(23.5)	13.4	(10.1)
Tax provision:
First quarter	—	(2.2)	(3.1)	(5.3)
Second quarter	—	(5.1)	(3.0)	(8.1)
Third quarter	—	(4.4)	(2.7)	(7.1)
Net change	(23.0)	37.1	32.0	46.1
Balance at September 30, 2021	$(3.6)	$58.5	$(698.7)	$(643.8)
Balance at January 1, 2022	$(10.9)	$22.8	$(499.9)	$(488.0)
Unrealized (losses) gains:
First quarter	(10.5)	52.8	—	42.3
Second quarter	(26.0)	(36.4)	—	(62.4)
Third quarter	(25.1)	6.6	—	(18.5)
Reclassification adjustments of (gains) losses into income:
First quarter	—	(12.4)	8.9	(3.5)
Second quarter	—	(36.1)	9.0	(27.1)
Third quarter	—	(17.8)	9.1	(8.7)
Tax (provision) benefit :
First quarter	—	(9.7)	(2.3)	(12.0)
Second quarter	—	17.5	(2.3)	15.2
Third quarter	—	2.5	(2.1)	0.4
Net change	(61.6)	(33.0)	20.3	(74.3)
Balance at September 30, 2022	$(72.5)	$(10.2)	$(479.6)	$(562.3)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales:	($ in millions)
Chlor Alkali Products and Vinyls	$1,263.5	$1,062.4	$3,912.2	$2,896.7
Epoxy	644.1	877.7	2,206.3	2,390.3
Winchester	414.1	400.0	1,280.7	1,193.2
Total sales	$2,321.7	$2,340.1	$7,399.2	$6,480.2
Income before taxes:
Chlor Alkali Products and Vinyls	$253.9	$263.0	$929.0	$703.0
Epoxy	80.1	215.2	358.0	445.7
Winchester	89.0	115.3	327.2	310.3
Corporate/other:
Environmental expense	(7.4)	(3.6)	(18.0)	(8.6)
Other corporate and unallocated costs	(27.5)	(36.8)	(92.8)	(100.7)
Restructuring charges	(7.6)	(3.6)	(14.3)	(24.5)
Other operating income (expense)	13.0	(0.5)	16.3	—
Interest expense	(36.0)	(54.0)	(103.4)	(204.4)
Interest income	0.5	0.1	1.2	0.2
Non-operating pension income	9.9	9.2	29.0	26.7
Income before taxes	$367.9	$504.3	$1,432.2	$1,147.7

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales by geography:	($ in millions)
Chlor Alkali Products and Vinyls
United States	$870.8	$730.8	$2,636.6	$2,021.4
Europe	80.9	64.3	233.7	133.2
Other foreign	311.8	267.3	1,041.9	742.1
Total Chlor Alkali Products and Vinyls	1,263.5	1,062.4	3,912.2	2,896.7
Epoxy
United States	201.0	263.0	696.7	674.9
Europe	280.3	391.9	993.7	1,115.7
Other foreign	162.8	222.8	515.9	599.7
Total Epoxy	644.1	877.7	2,206.3	2,390.3
Winchester
United States	377.2	354.1	1,180.3	1,092.7
Europe	7.5	8.1	27.0	18.2
Other foreign	29.4	37.8	73.4	82.3
Total Winchester	414.1	400.0	1,280.7	1,193.2
Total
United States	1,449.0	1,347.9	4,513.6	3,789.0
Europe	368.7	464.3	1,254.4	1,267.1
Other foreign	504.0	527.9	1,631.2	1,424.1
Total sales	$2,321.7	$2,340.1	$7,399.2	$6,480.2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales by product line:	($ in millions)
Chlor Alkali Products and Vinyls
Caustic soda	$598.4	$421.8	$1,752.4	$1,169.6
Chlorine, chlorine-derivatives and other co-products	665.1	640.6	2,159.8	1,727.1
Total Chlor Alkali Products and Vinyls	1,263.5	1,062.4	3,912.2	2,896.7
Epoxy
Aromatics and allylics	316.8	375.0	1,092.9	1,053.5
Epoxy resins	327.3	502.7	1,113.4	1,336.8
Total Epoxy	644.1	877.7	2,206.3	2,390.3
Winchester
Commercial	271.6	280.9	906.4	823.4
Military and law enforcement	142.5	119.1	374.3	369.8
Total Winchester	414.1	400.0	1,280.7	1,193.2
Total sales	$2,321.7	$2,340.1	$7,399.2	$6,480.2

NOTE 13. STOCK-BASED COMPENSATION

Stock-based compensation granted includes stock options, performance stock awards, restricted stock awards and deferred directors’ compensation. Stock-based compensation expense (benefit) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($ in millions)
Stock-based compensation	$5.8	$10.3	$20.0	$22.2
Mark-to-market adjustments	(2.0)	2.5	(10.5)	16.6
Total expense	$3.8	$12.8	$9.5	$38.8

The fair value of each stock option granted, which typically vests ratably over three years, but not less than one year, was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Grant date	2022
Dividend yield	1.60%
Risk-free interest rate	1.93%
Expected volatility of Olin common stock	48%
Expected life (years)	7.0
Weighted-average grant fair value (per option)	$21.18
Weighted-average exercise price	$49.71
Options granted	742,100

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

NOTE 14. DEBT

During 2022, activity of our outstanding debt included:

Long-term Debt Borrowings (Repayments)
Nine Months Ended September 30, 2022
Debt Instrument	($ in millions)
Borrowings:
Senior Revolving Credit Facility	$170.0
Receivables Financing Agreement	45.0
Total borrowings	$215.0
Repayments:
5.50% senior notes due 2022	$(200.0)
Senior Revolving Credit Facility	(170.0)
Receivables Financing Agreement	(45.0)
Finance leases	(0.9)
Total repayments	$(415.9)
Long-term debt repayments, net	$(200.9)

During 2021, activity of our outstanding debt included:

	Long-term Debt Borrowings (Repayments)	Loss on Debt Extinguishment
	Nine Months Ended September 30, 2021	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Debt Instrument	($ in millions)
Borrowings:
Senior Term Loans	$315.0
Receivables Financing Agreement	75.0
Total borrowings	$390.0
Repayments:
10.00% senior notes due 2025	$(500.0)	$—	$30.9
9.75% senior notes due 2023	(120.0)	—	3.7
5.625% senior notes due 2029	(79.0)	6.0	8.9
5.00% senior notes due 2030	(26.0)	1.5	2.1
Senior Term Loans	(465.0)	1.2	2.0
Receivables Financing Agreement	(50.0)	—	—
Finance leases	(1.1)	—	—
Total repayments	$(1,241.1)	$8.7	$47.6
Long-term debt repayments, net	$(851.1)

Senior Credit Facility

As of September 30, 2022, we maintained an existing senior credit facility (2021 Senior Credit Facility) which included outstanding senior term loans of $350.0 million and a senior revolving credit facility with aggregate commitments in an amount equal to $800.0 million (2021 Senior Revolving Credit Facility). The maturity date for the 2021 Senior Credit Facility was July 16, 2024.

On March 30, 2021, Olin drew the entire $315.0 million of the 2021 delayed draw term loan, included within the 2021 Senior Credit Facility, and used the proceeds to fund the redemption of the 10.00% senior notes due October 15, 2025 (2025 Notes). During 2021, we repaid $465.0 million of the outstanding senior term loans. These repayments satisfied all future required quarterly installments of the senior term loans. The 2021 Senior Revolving Credit Facility included a $100.0 million letter of credit subfacility. At September 30, 2022, we had $799.6 million available under our $800.0 million 2021 Senior Revolving Credit Facility because we had issued $0.4 million of letters of credit.

We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of September 30, 2022, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As a result of our restrictive covenant related to the net leverage ratio, the maximum additional borrowings available to us could be limited in the future. The limitation, if an amendment or waiver from our lenders is not obtained, could restrict our ability to borrow the maximum amounts available under the 2021 Senior Revolving Credit Facility and the Receivables Financing Agreement.  As of September 30, 2022, there were no covenants or other restrictions that limited our ability to borrow.

Other Financing

Interest expense for the three and nine months ended September 30, 2021 included a loss on extinguishment of debt of $8.7 million and $47.6 million, which included $6.7 million and $37.7 million, respectively, of bond redemption premiums and $2.0 million and $9.9 million, respectively, for write-off of deferred debt issuance costs and recognition of deferred fair value interest rate swap losses related to financing transactions during 2021. The cash payments related to the early redemption premiums for the debt extinguishments are classified as cash outflows from financing activities on the consolidated statements of cash flows for the nine months ended September 30, 2021

For the nine months ended September 30, 2021, we paid debt issuance costs of $3.8 million primarily for the amendments to our 2021 Senior Credit Facility.

Subsequent Event

On October 11, 2022, we entered into a new $1,550.0 million senior credit facility (Senior Credit Facility) that replaced our 2021 Senior Credit Facility. The Senior Credit Facility includes a senior term loan facility with aggregate commitments of $350.0 million (Term Loan Facility) and a senior revolving credit facility with aggregate commitments of $1,200.0 million (Senior Revolving Credit Facility). The Term Loan Facility was fully drawn on the closing date with the proceeds of the Term Loan Facility used to refinance the loans and commitments outstanding under the 2021 Senior Credit Facility. The Term Loan Facility will require principal amortization amounts payable beginning March 31, 2023 at a rate of 0.625% per quarter through the end of 2024, increasing to 1.250% per quarter thereafter until maturity. The maturity date for the Senior Credit Facility is October 11, 2027.

NOTE 15. CONTRIBUTING EMPLOYEE OWNERSHIP PLAN

The Contributing Employee Ownership Plan (CEOP) is a defined contribution plan available to essentially all domestic employees.  We provide a contribution to an individual retirement contribution account maintained with the CEOP equal to an amount of between 5.0% and 7.5% of the employee’s eligible compensation.  The defined contribution plan expense for the three months ended September 30, 2022 and 2021 was $9.6 million and $9.3 million, respectively, and for the nine months ended September 30, 2022 and 2021 was $28.9 million and $26.6 million, respectively.

Company matching contributions are invested in the same investment allocation as the employee’s contribution.  Our matching contributions for eligible employees for the three months ended September 30, 2022 and 2021 were $4.0 million and $3.5 million, respectively, and for the nine months ended September 30, 2022 and 2021 were $10.8 million and $10.4 million, respectively.

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

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$2.0	$2.8	$0.2	$0.3
Interest cost	15.1	12.8	0.2	0.2
Expected return on plans’ assets	(34.3)	(35.6)	—	—
Amortization of prior service cost	—	(0.1)	—	—
Recognized actuarial loss	9.0	13.2	0.1	0.3
Net periodic benefit (income) cost	$(8.2)	$(6.9)	$0.5	$0.8

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$6.5	$8.6	$0.8	$1.0
Interest cost	46.0	38.4	0.8	0.8
Expected return on plans’ assets	(102.8)	(106.7)	—	—
Amortization of prior service cost	(0.4)	(0.4)	0.1	0.1
Recognized actuarial loss	26.2	39.5	1.1	1.6
Net periodic benefit (income) cost	$(24.5)	$(20.6)	$2.8	$3.5

We made cash contributions to our international qualified defined benefit pension plans of $0.9 million and $1.0 million for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 17. INCOME TAXES

The effective tax rate for the three months ended September 30, 2022 included a net $36.6 million tax benefit primarily associated with a legal entity liquidation. After giving consideration to this benefit, the effective tax rate for the three months ended September 30, 2022 of 24.3% was higher than the 21% U.S. federal statutory rate primarily due to state and foreign income taxes, partially offset by foreign income exclusions and favorable permanent salt depletion deductions. The effective tax rate for the three months ended September 30, 2021 included a benefit associated with prior year tax positions, a benefit associated with stock-based compensation, an expense from a net increase in the valuation allowance related to deferred tax assets in foreign jurisdictions and an expense from a change in tax contingencies. These factors resulted in a net $1.1 million tax benefit. After giving consideration to these items, the effective tax rate for the three months ended September 30, 2021 of 22.7% was higher than the 21% U.S. federal statutory rate primarily due to state taxes, foreign income inclusions and foreign income taxes, partially offset by a net decrease in the valuation allowance related to utilization of losses in foreign jurisdictions and favorable permanent salt depletion deductions.

The effective tax rate for the nine months ended September 30, 2022 included a net $47.5 million tax benefit primarily associated with a legal entity liquidation, prior year tax positions and stock-based compensation. After giving consideration to these items, the effective tax rate for the nine months ended September 30, 2022 of 24.4% was higher than the 21% U.S. federal statutory rate primarily due to state and foreign income taxes, partially offset by foreign income exclusions and favorable permanent salt depletion deductions. The effective tax rate for the nine months ended September 30, 2021 included a benefit from a net decrease in the valuation allowance related to deferred tax assets in foreign jurisdictions, a benefit associated with prior year tax positions, a benefit associated with stock-based compensation, an expense from remeasurement of deferred taxes due to an increase in our state effective tax rates and an expense from a change in tax contingencies. These factors resulted in a net $96.7 million tax benefit. After giving consideration to these items, the effective tax rate for the nine months ended September 30, 2021 of 22.2% was higher than the 21% U.S. federal statutory rate primarily due to state taxes, foreign income inclusions and foreign income taxes, partially offset by a net decrease in the valuation allowance related to utilization of losses in foreign jurisdictions and favorable permanent salt depletion deductions.

As of September 30, 2022, we had $44.8 million of gross unrecognized tax benefits, which would have a net $44.7 million impact on the effective tax rate, if recognized. As of September 30, 2021, we had $44.6 million of gross unrecognized tax benefits, of which $44.4 million would have impacted the effective tax rate, if recognized. The amount of unrecognized tax benefits was as follows:

	September 30,
	2022	2021
	($ in millions)
Balance at beginning of year	$43.4	$21.3
Increases for prior year tax positions	0.3	23.4
Decreases for prior year tax positions	(0.7)	(4.1)
Increases for current year tax positions	5.9	4.5
Foreign currency translation adjustments	(4.1)	(0.5)
Balance at end of period	$44.8	$44.6

As of September 30, 2022, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $11.5 million over the next twelve months. The anticipated reduction primarily relates to settlements with taxing authorities and the expiration of federal, state and foreign statutes of limitation.

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

We actively manage currency exposures that are associated with net monetary asset positions, currency purchases and sales commitments denominated in foreign currencies and foreign currency denominated assets and liabilities created in the normal course of business. We enter into forward sales and purchase contracts to manage currency risk to offset our net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of our operations. At September 30, 2022, we had outstanding forward contracts to buy foreign currency with a notional value of $273.6 million and to sell foreign currency with a notional value of $96.0 million. All of the currency derivatives expire within one year and are for U.S. dollar (USD) equivalents. The counterparties to the forward contracts are large financial institutions; however, the risk of loss to us in the event of nonperformance by a counterparty could be significant to our financial position or results of operations. At December 31, 2021, we had outstanding forward contracts to buy foreign currency with a notional value of $199.0 million and to sell foreign currency with a notional value of $124.4 million. At September 30, 2021, we had outstanding forward contracts to buy foreign currency with a notional value of $320.6 million and to sell foreign currency with a notional value of $114.6 million.

Cash Flow Hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the change in fair value of the derivative is recognized as a component of other comprehensive income (loss) until the hedged item is recognized in earnings.

We had the following notional amounts of outstanding commodity contracts that were entered into to hedge forecasted purchases:

	September 30, 2022	December 31, 2021	September 30, 2021
	($ in millions)
Natural gas	$92.1	$37.7	$50.4
Ethane	45.5	60.3	42.6
Metals	134.5	126.3	132.8
Total notional	$272.1	$224.3	$225.8

As of September 30, 2022, the counterparties to these commodity contracts were Wells Fargo Bank, N.A., Citibank, N.A., JPMorgan Chase Bank, National Association and Bank of America Corporation, all of which are major financial institutions.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, ethane, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in our manufacturing process. At September 30, 2022, we had open derivative contract positions through 2027. If all open futures contracts had been settled on September 30, 2022, we would have recognized a pretax loss of $13.1 million.

If commodity prices were to remain at September 30, 2022 levels, approximately $10.8 million of deferred losses, net of tax, would be reclassified into earnings during the next twelve months. The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

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

In 2021, we redeemed the 2025 Notes, which resulted in recognition of the outstanding deferred swap loss. For the nine months ended September 30, 2021, $1.8 million of expense was recorded to interest expense on the accompanying condensed statements of operations related to these swap agreements.

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

The following table summarizes the location and fair value of the derivative instruments on our condensed balance sheets. The table disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis before giving effect to master netting arrangements:

	September 30, 2022	December 31, 2021	September 30, 2021
	($ in millions)
Asset derivatives:
Other current assets
Derivatives designated as hedging instruments:
Commodity contracts - gains	$15.1	$31.8	$66.7
Commodity contracts - losses	(1.5)	(6.2)	(1.1)
Derivatives not designated as hedging instruments:
Foreign exchange contracts - gains	1.3	2.0	0.9
Foreign exchange contracts - losses	(0.2)	(0.8)	(0.3)
Total other current assets	14.7	26.8	66.2
Other assets
Derivatives designated as hedging instruments:
Commodity contracts - gains	3.8	7.9	13.7
Commodity contracts - losses	(0.1)	—	—
Total other assets	3.7	7.9	13.7
Total asset derivatives(1)	$18.4	$34.7	$79.9
Liability derivatives:
Accrued liabilities
Derivatives designated as hedging instruments:
Commodity contracts - losses	$34.7	$3.6	$2.0
Commodity contracts - gains	(6.8)	(0.7)	(0.5)
Derivatives not designated as hedging instruments:
Foreign exchange contracts - losses	5.3	0.7	6.2
Foreign exchange contracts - gains	(1.8)	(0.1)	(1.4)
Total accrued liabilities	31.4	3.5	6.3
Other liabilities
Derivatives designated as hedging instruments:
Commodity contracts - losses	2.6	0.3	0.7
Total other liabilities	2.6	0.3	0.7
Total liability derivatives(1)	$34.0	$3.8	$7.0

(1)     Does not include the impact of cash collateral received from or provided to counterparties.

The following table summarizes the effects of derivative instruments on our condensed statements of operations:

		Amount of Gain (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Gain (Loss)	2022	2021	2022	2021
Derivatives – Cash Flow Hedges		($ in millions)
Recognized in other comprehensive loss:
Commodity contracts	———	$6.6	$41.7	$23.0	$205.5
Reclassified from accumulated other comprehensive loss into income:
Commodity contracts	Cost of goods sold	$17.8	$23.5	$66.3	$156.7
Derivatives – Fair Value Hedges
Interest rate contracts	Interest expense	$—	$—	$—	$(1.8)
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of goods sold	$—	$—	$0.5	$—
Foreign exchange contracts	Selling and administration	$(15.6)	$(6.2)	$(42.7)	$(14.4)

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

Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceeds a specific threshold. If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability. As of September 30, 2022, December 31, 2021 and September 30, 2021, this threshold was not exceeded. In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.

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

	Fair Value Measurements
Balance at September 30, 2022	Level 1	Level 2	Level 3	Total
Assets	($ in millions)
Commodity contracts	$—	$17.3	$—	$17.3
Foreign exchange contracts	—	1.1	—	1.1
Total Assets	$—	$18.4	$—	$18.4
Liabilities
Commodity contracts	$—	$30.5	$—	$30.5
Foreign exchange contracts	—	3.5	—	3.5
Total Liabilities	$—	$34.0	$—	$34.0
Balance at December 31, 2021
Assets
Commodity contracts	$—	$33.5	$—	$33.5
Foreign exchange contracts	—	1.2	—	1.2
Total Assets	$—	$34.7	$—	$34.7
Liabilities
Commodity contracts	$—	$3.2	$—	$3.2
Foreign exchange contracts	—	0.6	—	0.6
Total Liabilities	$—	$3.8	$—	$3.8
Balance at September 30, 2021
Assets
Commodity contracts	$—	$79.3	$—	$79.3
Foreign exchange contracts	—	0.6	—	0.6
Total Assets	$—	$79.9	$—	$79.9
Liabilities
Commodity contracts	$—	$2.2	$—	$2.2
Foreign exchange contracts	—	4.8	—	4.8
Total Liabilities	$—	$7.0	$—	$7.0

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

Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments. Since our long-term debt instruments may not be actively traded, the inputs used to measure the fair value of our long-term debt are based on current market rates for debt of similar risk and maturities and is classified as Level 2 in the fair value measurement hierarchy. As of September 30, 2022, December 31, 2021 and September 30, 2021, the fair value measurements of debt were $2,386.5 million, $2,921.0 million and $3,287.9 million, respectively.

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by ASC 820. There were no assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2022, December 31, 2021 and September 30, 2021.

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

Executive Summary

2022 Overview

Net income for the three and nine months ended September 30, 2022 was $315.2 million and $1,130.3 million, respectively, compared to $390.7 million and $990.1 million, respectively, for the comparable prior year periods in 2021. For the three months ended September 30, 2022, the decrease in net income from the prior year was primarily due to lower operating results across all of our business segments. For the nine months ended September 30, 2022, the increase in net income from the prior year was primarily due to improved operating results within our Chlor Alkali Products and Vinyls and Winchester business segments and lower interest expense, partially offset by a decline in Epoxy operating results.

During first quarter 2022, our Epoxy segment began to experience weaker epoxy resin demand in Europe, which was exacerbated by the uncertainty following the Russian invasion of Ukraine. During second quarter 2022, our Epoxy segment also experienced weaker epoxy resin demand in North America and South America. During the third quarter we have seen global economic conditions continue to deteriorate in both European and North American demand particularly in epoxy and vinyls intermediates, which has been aggravated by increased Chinese exports precipitated by continuing weak Chinese domestic demand.

The Epoxy business is unwilling to sell incremental volume into poor-quality markets and operating the epoxy resin facilities at less than 50% operating rates is impractical. As a result of these factors and high natural gas and electrical power costs, we temporarily suspended epoxy resin production at our Stade, Germany, Freeport, TX and Guaruja, Brazil facilities at different times during the first nine months of 2022 to allow us to reduce our participation in these weak markets.

Chlor Alkali Products and Vinyls reported segment income of $253.9 million and $929.0 million for the three and nine months ended September 30, 2022, respectively. Chlor Alkali Products and Vinyls segment results for third quarter 2022 were lower than in the comparable prior year period primarily due to lower volumes and higher raw material and operating costs, partially offset by higher pricing across all products except vinyls intermediates. Chlor Alkali Products and Vinyls segment results for the nine months ended September 30, 2022 were higher than in the comparable prior year period primarily due to higher pricing across all products, partially offset by higher raw material and operating costs and lower volumes across all products.

Epoxy reported segment income of $80.1 million and $358.0 million for the three and nine months ended September 30, 2022, respectively. Epoxy segment results were lower than in the comparable prior year periods primarily due to lower volumes across all products and higher raw material costs, primarily benzene and propylene, and higher operating costs, partially offset by higher product prices.

Winchester reported segment income of $89.0 million and $327.2 million for the three and nine months ended September 30, 2022, respectively. Winchester segment results for the third quarter were lower than in the comparable prior year period primarily due to lower commercial volumes and higher commodity and operating costs, partially offset by increased commercial ammunition pricing and higher military and law enforcement sales. Winchester segment results for the nine months ended September 30, 2022 were higher than in the comparable prior year period primarily due to increased commercial ammunition pricing, partially offset by higher commodity and operating costs and lower volumes.

On July 28, 2022, our Board of Directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $2.0 billion. This program will terminate upon the purchase of $2.0 billion of common stock. During the nine months ended September 30, 2022, we repurchased and retired 20.8 million shares of common stock at a total value of $1,100.6 million, most of which were repurchased under prior authorized share repurchase programs. As of September 30, 2022, we have $1,951.6 million of remaining authorized common stock to be purchased under our $2.0 billion share repurchase program.

Subsequent Event

On October 11, 2022, we entered into a new $1,550.0 million senior credit facility (Senior Credit Facility) that replaced our existing $1,150.0 million senior credit facility (2021 Senior Credit Facility). Pursuant to the agreement, the aggregate commitments under our senior revolving credit facility were increased from $800.0 million to $1,200.0 million (Senior Revolving Credit Facility) and the aggregate principal amount under our senior term loan facility remained at $350.0 million (Senior Term Loan). The Senior Credit Facility will mature in October 2027.

On October 11, 2022, we also amended our existing Receivables Financing Agreement which increases the aggregate borrowing capacity from $300.0 million to $425.0 million and extends the maturity to October 2025.

Other Events

The invasion of Ukraine by Russia and the sanctions imposed in response to this crisis have increased the level of economic and political uncertainty. Russia sales represented less than 0.5% of our total sales for the full year 2021 and were minimal for 2022. During the first quarter of 2022, we ceased all sales to and purchases from Russia. Additionally, sanctions from the U.S. and the European Union continue to evolve, along with the overall impact the invasion has on the global economic and political environment. We continue to closely monitor the changing environment, including the increased volatility and heightened degree of uncertainty resulting from the invasion. As of now, the direct impact on our operations has not been significant, but we are unable to fully determine the future impact the invasion and the corresponding global response will have on our business.

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($ in millions, except per share data)
Sales	$2,321.7	$2,340.1	$7,399.2	$6,480.2
Cost of goods sold	1,840.9	1,679.8	5,599.8	4,815.8
Gross margin	480.8	660.3	1,799.4	1,664.4
Selling and administration	92.7	107.2	296.0	314.7
Restructuring charges	7.6	3.6	14.3	24.5
Other operating income (expense)	13.0	(0.5)	16.3	—
Operating income	393.5	549.0	1,505.4	1,325.2
Interest expense	36.0	54.0	103.4	204.4
Interest income	0.5	0.1	1.2	0.2
Non-operating pension income	9.9	9.2	29.0	26.7
Income before taxes	367.9	504.3	1,432.2	1,147.7
Income tax provision	52.7	113.6	301.9	157.6
Net income	$315.2	$390.7	$1,130.3	$990.1
Net income per common share:
Basic	$2.23	$2.44	$7.62	$6.21
Diluted	$2.18	$2.38	$7.44	$6.07

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Sales for the three months ended September 30, 2022 were $2,321.7 million compared to $2,340.1 million in the same period last year, a decrease of $18.4 million, or 1%. Epoxy sales decreased by $233.6 million primarily due to lower volumes partially offset by higher product pricing. Chlor Alkali Products and Vinyls sales increased by $201.1 million primarily due to higher pricing across all products except vinyls intermediates, partially offset by lower volumes. Winchester sales increased by $14.1 million, primarily due to increased commercial ammunition pricing partially offset by lower volumes.

Gross margin decreased $179.5 million for the three months ended September 30, 2022 compared to the prior year. Epoxy gross margin decreased by $138.2 million, Winchester gross margin decreased by $29.3 million and Chlor Alkali Products and Vinyls gross margin decreased by $7.8 million. Gross margin decreases across all business segments were primarily due to lower volumes and higher raw material and operating costs, partially offset by higher product pricing. Gross margin as a percentage of sales decreased to 21% in 2022 from 28% in 2021.

Selling and administration expenses for the three months ended September 30, 2022 were $92.7 million, a decrease of $14.5 million from the prior year. The decrease was primarily due to lower variable incentive compensation expense of $11.8 million, which includes mark-to-market adjustments on stock-based compensation expense, partially offset by higher legal and legal-related settlement expenses of $2.7 million and an unfavorable foreign currency impact of $1.1 million. Selling and administration expenses as a percentage of sales decreased to 4% in 2022 from 5% in 2021.

Restructuring charges for the three months ended September 30, 2022 and 2021 were $7.6 million and $3.6 million, respectively. During 2021, we announced that we had made the decision to permanently close our diaphragm-grade chlor alkali capacity at our McIntosh, AL facility which resulted in pretax restructuring charges for the three months ended September 30, 2022 and 2021 of $5.5 million and $0.4 million, respectively.

Other operating income (expense) for the three months ended September 30, 2022 included $13.0 million of gains for the sale of two former manufacturing facilities.

Interest expense decreased by $18.0 million for the three months ended September 30, 2022. Interest expense for the three months ended September 30, 2021 included $6.7 million of bond redemption premiums and $2.0 million for write-off of deferred debt issuance costs related to financing transactions during third quarter 2021. Without these items, interest expense decreased by $9.3 million, primarily due to a lower level of debt outstanding.

The effective tax rate for the three months ended September 30, 2022 included a net $36.6 million tax benefit primarily associated with a legal entity liquidation. After giving consideration to this benefit, the effective tax rate for the three months ended September 30, 2022 of 24.3% was higher than the 21% U.S. federal statutory rate primarily due to state and foreign income taxes, partially offset by foreign income exclusions and favorable permanent salt depletion deductions. The effective tax rate for the three months ended September 30, 2021 included a benefit associated with prior year tax positions, a benefit associated with stock-based compensation, an expense from a net increase in the valuation allowance related to deferred tax assets in foreign jurisdictions and an expense from a change in tax contingencies. These factors resulted in a net $1.1 million tax benefit. After giving consideration to these items, the effective tax rate for the three months ended September 30, 2021 of 22.7% was higher than the 21% U.S. federal statutory rate primarily due to state taxes, foreign income inclusions and foreign income taxes, partially offset by a net decrease in the valuation allowance related to utilization of losses in foreign jurisdictions and favorable permanent salt depletion deductions.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Sales for the nine months ended September 30, 2022 were $7,399.2 million compared to $6,480.2 million in the same period last year, an increase of $919.0 million, or 14%. Chlor Alkali Products and Vinyls sales increased by $1,015.5 million primarily due to higher product pricing, partially offset by lower volumes across all products. Winchester sales increased by $87.5 million, primarily due to increased commercial ammunition pricing partially offset by lower volumes. Epoxy sales decreased by $184.0 million, primarily due to lower volumes partially offset by higher product pricing.

Gross margin increased $135.0 million for the nine months ended September 30, 2022 compared to the prior year. Chlor Alkali Products and Vinyls gross margin increased by $225.2 million and Winchester gross margin increased by $18.8 million primarily due to higher product pricing, partially offset by higher raw material and operating costs and lower volumes. Epoxy gross margin decreased by $93.7 million primarily due to lower volumes and higher raw material and operating costs, partially offset by higher product pricing. Gross margin as a percentage of sales decreased to 24% in 2022 from 26% in 2021.

Selling and administration expenses for the nine months ended September 30, 2022 were $296.0 million, a decrease of $18.7 million from the prior year. The decrease was primarily due to lower variable incentive compensation expense of $27.3 million, which includes mark-to-market adjustments on stock-based compensation expense, partially offset by higher legal and legal-related settlement expenses of $10.1 million and an unfavorable foreign currency impact of $5.0 million. Selling and administration expenses as a percentage of sales decreased to 4% in 2022 from 5% in 2021.

Restructuring charges for the nine months ended September 30, 2022 and 2021 were $14.3 million and $24.5 million, respectively. The decrease in charges was primarily due to a productivity initiative to align the organization with our new operating model and improve efficiencies, which was completed during the second quarter of 2021, which resulted in pretax restructuring charges of $10.1 million for the nine months ended September 30, 2021. During 2021, we announced that we had made the decision to permanently close our diaphragm-grade chlor alkali capacity at our McIntosh, AL facility which resulted in pretax restructuring charges for the nine months ended September 30, 2022 and 2021 of $7.1 million and $5.2 million, respectively. On December 11, 2019, we announced that we had made the decision to permanently close a chlor alkali plant with a capacity of 230,000 tons and our vinylidene chloride (VDC) production facility, both in Freeport, TX, which resulted in pretax restructuring charges for the nine months ended September 30, 2022 and 2021 of $4.9 million and $2.2 million, respectively.

Other operating income (expense) for the nine months ended September 30, 2022 included $13.0 million of gains for the sale of two former manufacturing facilities.

Interest expense decreased by $101.0 million for the nine months ended September 30, 2022. Interest expense for the nine months ended September 30, 2021 included $37.7 million of bond redemption premiums and $9.9 million for write-off of deferred debt issuance costs and recognition of deferred fair value interest rate swap losses related to financing transactions during 2021. Without these items, interest expense decreased by $53.4 million, primarily due to a lower level of debt outstanding and lower average interest rates.

The effective tax rate for the nine months ended September 30, 2022 included a net $47.5 million tax benefit primarily associated with a legal entity liquidation, prior year tax positions and stock-based compensation. After giving consideration to these items, the effective tax rate for the nine months ended September 30, 2022 of 24.4% was higher than the 21% U.S. federal statutory rate primarily due to state and foreign income taxes, partially offset by foreign income exclusions and favorable permanent salt depletion deductions. The effective tax rate for the nine months ended September 30, 2021 included a benefit from a net decrease in the valuation allowance related to deferred tax assets in foreign jurisdictions, a benefit associated with prior year tax positions, a benefit associated with stock-based compensation, an expense from remeasurement of deferred taxes due to an increase in our state effective tax rates and an expense from a change in tax contingencies. These factors resulted in a net $96.7 million tax benefit. After giving consideration to these items, the effective tax rate for the nine months ended September 30, 2021 of 22.2% was higher than the 21% U.S. federal statutory rate primarily due to state taxes, foreign income inclusions and foreign income taxes, partially offset by a net decrease in the valuation allowance related to utilization of losses in foreign jurisdictions and favorable permanent salt depletion deductions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales:	($ in millions)
Chlor Alkali Products and Vinyls	$1,263.5	$1,062.4	$3,912.2	$2,896.7
Epoxy	644.1	877.7	2,206.3	2,390.3
Winchester	414.1	400.0	1,280.7	1,193.2
Total sales	$2,321.7	$2,340.1	$7,399.2	$6,480.2
Income before taxes:
Chlor Alkali Products and Vinyls	$253.9	$263.0	$929.0	$703.0
Epoxy	80.1	215.2	358.0	445.7
Winchester	89.0	115.3	327.2	310.3
Corporate/other:
Environmental expense(1)	(7.4)	(3.6)	(18.0)	(8.6)
Other corporate and unallocated costs	(27.5)	(36.8)	(92.8)	(100.7)
Restructuring charges	(7.6)	(3.6)	(14.3)	(24.5)
Other operating income (expense)(2)	13.0	(0.5)	16.3	—
Interest expense(3)	(36.0)	(54.0)	(103.4)	(204.4)
Interest income	0.5	0.1	1.2	0.2
Non-operating pension income	9.9	9.2	29.0	26.7
Income before taxes	$367.9	$504.3	$1,432.2	$1,147.7

(1)Environmental expense for the nine months ended September 30, 2021 includes $2.2 million of insurance recoveries for environmental costs incurred and expensed in prior periods.

(2)Other operating income (expense) for both the three and nine months ended September 30, 2022 included $13.0 million of gains for the sale of two former manufacturing facilities.

(3)Interest expense for the three and nine months ended September 30, 2021 included a loss on extinguishment of debt of $8.7 million and $47.6 million, respectively, which includes bond redemption premiums, write-off of deferred debt issuance costs and recognition of deferred fair value interest rate swap losses associated with the optional prepayment of existing debt.

Chlor Alkali Products and Vinyls

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Chlor Alkali Products and Vinyls sales for the three months ended September 30, 2022 were $1,263.5 million compared to $1,062.4 million for the same period in 2021, an increase of $201.1 million, or 19%. The sales increase was primarily due to higher pricing across all products except vinyls intermediates partially offset by lower volumes.

Chlor Alkali Products and Vinyls segment income was $253.9 million for the three months ended September 30, 2022 compared to $263.0 million for the same period in 2021. The decrease in segment results of $9.1 million was due to higher raw material and operating costs ($174.5 million), primarily increased natural gas and electrical power costs, lower volumes ($115.4 million) and increased costs associated with product purchased from other parties ($68.2 million), partially offset by higher prices across all products except vinyls intermediates ($349.0 million). Chlor Alkali Products and Vinyls segment results included depreciation and amortization expense of $121.1 million and $116.7 million for the three months ended September 30, 2022 and 2021, respectively.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Chlor Alkali Products and Vinyls sales for the nine months ended September 30, 2022 were $3,912.2 million compared to $2,896.7 million for the same period in 2021, an increase of $1,015.5 million, or 35%. The sales increase was primarily due to higher pricing, partially offset by lower volumes across all products.

Chlor Alkali Products and Vinyls segment income was $929.0 million for the nine months ended September 30, 2022 compared to $703.0 million for the same period in 2021. Chlor Alkali Products and Vinyls 2021 operating results were favorably impacted by Winter Storm Uri ($121.4 million), which includes a net one-time benefit associated with Olin’s customary financial hedges and contracts maintained to provide protection from rapid and dramatic changes in energy costs, partially offset by unabsorbed fixed manufacturing costs and storm-related maintenance costs. Without the impact of Winter Storm Uri, the increase in segment results of $347.4 million was due to higher prices across all products ($1,249.3 million), partially offset by higher raw material and operating costs ($459.2 million), primarily increased natural gas and electrical power costs, lower volumes across all products ($250.4 million) and increased costs associated with product purchased from other parties ($192.3 million). Chlor Alkali Products and Vinyls segment results included depreciation and amortization expense of $364.6 million and $347.0 million for the nine months ended September 30, 2022 and 2021, respectively.

Epoxy

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Epoxy sales for the three months ended September 30, 2022 were $644.1 million compared to $877.7 million for the same period in 2021, a decrease of $233.6 million, or 27%. The sales decrease was due to lower volumes ($298.7 million) and an unfavorable effect of foreign currency translation ($45.9 million), partially offset by higher product prices ($111.0 million).

Epoxy segment income was $80.1 million for the three months ended September 30, 2022 compared to $215.2 million for the same period in 2021. The decrease in segment results of $135.1 million was due to lower volumes ($160.3 million), higher raw material costs ($63.1 million), primarily benzene and propylene, and higher operating costs ($22.7 million). These decreases were partially offset by higher product prices ($111.0 million). A significant percentage of our Euro denominated sales are of products manufactured within Europe. As a result, the impact of foreign currency translation on revenue is primarily offset by the impact of foreign currency translation on raw materials and manufacturing costs also denominated in Euros. Epoxy segment results included depreciation and amortization expense of $20.1 million and $21.1 million for the three months ended September 30, 2022 and 2021, respectively.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Epoxy sales for the nine months ended September 30, 2022 were $2,206.3 million compared to $2,390.3 million for the same period in 2021, a decrease of $184.0 million, or 8%. The sales decrease was primarily due to lower volumes ($644.2 million) and an unfavorable effect of foreign currency translation ($110.9 million), partially offset by higher product prices ($571.1 million).

Epoxy segment income was $358.0 million for the nine months ended September 30, 2022 compared to $445.7 million for the same period in 2021. Epoxy 2021 operating results were unfavorably impacted by Winter Storm Uri ($21.5 million), which included unabsorbed fixed manufacturing costs and storm-related maintenance costs. Without the impact of Winter Storm Uri, the decrease in segment results of $109.2 million was primarily due to lower volumes ($324.9 million), higher raw material costs ($269.6 million), primarily benzene and propylene, and higher operating costs ($85.8 million), primarily increased natural gas and electrical power costs, partially offset by higher product prices ($571.1 million). A significant percentage of our Euro denominated sales are of products manufactured within Europe. As a result, the impact of foreign currency translation on revenue is primarily offset by the impact of foreign currency translation on raw materials and manufacturing costs also denominated in Euros. Epoxy segment results included depreciation and amortization expense of $60.9 million and $63.5 million for the nine months ended September 30, 2022 and 2021, respectively.

Winchester

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Winchester sales were $414.1 million for the three months ended September 30, 2022 compared to $400.0 million for the same period in 2021, an increase of $14.1 million, or 4%. The increase was due to higher ammunition sales to military customers ($15.6 million) and law enforcement agencies ($7.8 million), partially offset by lower ammunition sales to commercial customers ($9.3 million). Commercial ammunition sales were impacted from lower volumes partially offset by improved pricing.

Winchester segment income was $89.0 million for the three months ended September 30, 2022 compared to $115.3 million for the same period in 2021, a decrease of $26.3 million. The decrease in segment results was due to higher commodity and operating costs ($19.3 million) and lower volumes ($21.1 million), partially offset by higher product pricing ($14.1 million). Winchester segment income included depreciation and amortization expense of $6.1 million and $5.7 million for the three months ended September 30, 2022 and 2021, respectively.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Winchester sales were $1,280.7 million for the nine months ended September 30, 2022 compared to $1,193.2 million for the same period in 2021, an increase of $87.5 million, or 7%. The increase was due to higher ammunition sales to commercial customers ($83.0 million) and law enforcement agencies ($11.9 million), partially offset by lower sales to military customers ($7.4 million). Commercial ammunition sales benefited from improved pricing partially offset by lower volumes.

Winchester segment income was $327.2 million for the nine months ended September 30, 2022 compared to $310.3 million for the same period in 2021, an increase of $16.9 million. The increase in segment results was due to higher product pricing ($114.0 million), partially offset by higher commodity and operating costs ($74.5 million) and lower volumes ($22.6 million). Winchester segment income included depreciation and amortization expense of $18.2 million and $16.8 million for the nine months ended September 30, 2022 and 2021, respectively.

Corporate/Other

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

For the three months ended September 30, 2022, charges to income for environmental investigatory and remedial activities were $7.4 million compared to $3.6 million for the three months ended September 30, 2021. These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the three months ended September 30, 2022, other corporate and unallocated costs were $27.5 million compared to $36.8 million for the three months ended September 30, 2021, a decrease of $9.3 million. The decrease was primarily due to an lower variable incentive compensation costs ($12.8 million), which includes mark-to-market adjustments on stock-based compensation expense, partially offset by higher higher legal and legal-related settlement expenses ($1.5 million) and an unfavorable foreign currency impact ($1.1 million).

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

For the nine months ended September 30, 2022, charges to income for environmental investigatory and remedial activities were $18.0 million compared to $8.6 million for the nine months ended September 30, 2021, which included $2.2 million of insurance recoveries for environmental costs incurred and expensed in prior periods. Without these recoveries, charges to income for environmental investigatory and remedial activities for the nine months ended September 30, 2021 would have been $10.8 million. These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the nine months ended September 30, 2022, other corporate and unallocated costs were $92.8 million compared to $100.7 million for the nine months ended September 30, 2021, a decrease of $7.9 million. The decrease was primarily due to lower variable incentive compensation costs ($25.5 million), which includes mark-to-market adjustments on stock-based compensation expense, partially offset by higher legal and legal-related settlement expenses ($8.4 million) and an unfavorable foreign currency impact ($5.0 million).

Outlook

We expect operating income for the fourth quarter 2022 to be sequentially lower than third quarter 2022 of $393.5 million. We expect Chlor Alkali Products and Vinyls fourth quarter segment results to be slightly lower than third quarter 2022 levels, as we expect chlorine and caustic soda pricing to continue to improve, while vinyls intermediates pricing is likely to remain under pressure. Epoxy and Winchester segment fourth quarter results are expected to seasonally decline from third quarter 2022 levels.

Other Corporate and Unallocated costs in 2022 are expected to be comparable to the $135.1 million in 2021.

During 2022, we anticipate environmental expenses in the $25 million range compared to $14.0 million in 2021.

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

In 2022, we currently expect our capital spending to be in the $200 million to $250 million range. We expect 2022 depreciation and amortization expense to be in the $600 million range.

We currently believe the 2022 effective and cash tax rates will be approximately 25%.

Environmental Matters

Environmental provisions charged to income, which are included in costs of goods sold, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($ in millions)
Provisions charged to income	$7.4	$3.6	$18.0	$10.8
Recoveries for costs incurred and expensed	—	—	—	(2.2)
Environmental expense	$7.4	$3.6	$18.0	$8.6

Environmental expense for the nine months ended September 30, 2021 includes $2.2 million of insurance recoveries for environmental costs incurred and expensed in prior periods.

Our liabilities for future environmental expenditures were as follows:

	September 30,
	2022	2021
	($ in millions)
Balance at beginning of year	$147.3	$147.2
Charges to income	18.0	10.8
Remedial and investigatory spending	(15.8)	(10.5)
Foreign currency translation adjustments	(0.2)	0.2
Balance at end of period	$149.3	$147.7

Environmental investigatory and remediation activities spending was associated with former waste disposal sites and past manufacturing operations. Spending in 2022 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be approximately $25 million. Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we expect to incur to protect our interests against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $9.3 million at September 30, 2022. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and operation, maintenance and monitoring (OM&M) expenses that, in our experience, we expect to incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M. Charges to income for investigatory and remedial efforts may be material to our operating results in 2022.

The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $149.3 million, $147.3 million and $147.7 million at September 30, 2022, December 31, 2021 and September 30, 2021, respectively, of which $124.3 million, $122.3 million and $128.7 million, respectively, were classified as other noncurrent liabilities. These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities.

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

Liquidity and Capital Resources

Cash Flow Data

	Nine Months Ended September 30,
	2022	2021
Provided By (Used For)	($ in millions)
Net operating activities	$1,509.7	$1,251.7
Capital expenditures	(168.4)	(135.8)
Net investing activities	(153.5)	(135.8)
Long-term debt repayments, net	(200.9)	(851.1)
Debt early redemption premiums	—	(37.7)
Common stock repurchased and retired	(1,100.6)	(68.3)
Stock options exercised	21.3	58.3
Net financing activities	(1,369.6)	(998.4)

Operating Activities

For the nine months ended September 30, 2022, cash provided by operating activities increased by $258.0 million from the nine months ended September 30, 2021, primarily due to a decrease in working capital compared with the prior year. For the nine months ended September 30, 2022, working capital increased $15.7 million compared to an increase of $212.3 million for the nine months ended September 30, 2021. Inventories increased by $102.9 million from December 31, 2021 primarily as a result of increased raw material costs. Income taxes payable, net of income taxes receivable, increased by $75.5 million from December 21, 2021 primarily due to timing of tax payments.

Investing Activities

Capital spending of $168.4 million for the nine months ended September 30, 2022 was $32.6 million higher than the corresponding period in 2021. For the total year 2022, we currently expect our capital spending to be in the $200 million to $250 million range. We expect 2022 depreciation and amortization expense to be in the $600 million range.

For the nine months ended September 30, 2022, we received proceeds of $14.9 million for the sale of two former manufacturing facilities.

Financing Activities

For the nine months ended September 30, 2022 and 2021, we had long-term debt repayments, net of long-term debt borrowings of $200.9 million and $851.1 million, respectively.

During the nine months ended September 30, 2022, we repaid $200.0 million of the outstanding 5.50% senior notes (2022 Notes) which became due utilizing cash on hand.

During the nine months ended September 30, 2021, we repaid $465.0 million of the the senior term loans under the 2021 Senior Credit Facility.

During the nine months ended September 30, 2021, we repurchased, through open market transactions, a principal amount of $79.0 million of the outstanding aggregate principal amount of 5.625% senior notes due August 1, 2029 (2029 Notes) and $26.0 million of the outstanding aggregate principal amount of 5.00% senior notes due February 1, 2030 (2030 Notes). These actions resulted in a total redemption premium of $6.6 million and $9.7 million for the three and nine months ended September 30, 2021, respectively.

On March 31, 2021, Olin redeemed $315.0 million of the outstanding 10.00% senior notes due October 15, 2025 (2025 Notes) and on May 14, 2021, Olin redeemed the remaining $185.0 million of the outstanding 2025 Notes. The 2025 Notes were redeemed at 105.0% of the principal amount of the 2025 Notes, resulting in a redemption premium of $25.0 million. The 2025 Notes were redeemed by drawing $315.0 million of the term loans under the 2021 Senior Credit Facility along with utilizing cash on hand.

On January 15, 2021, Olin redeemed the remaining $120.0 million of the 9.75% senior notes due 2023 (2023 Notes). The 2023 Notes were redeemed at 102.438% of the principal amount of the 2023 Notes, resulting in a redemption premium of $2.9 million. The remaining 2023 Notes were redeemed by utilizing cash on hand.

For the nine months ended September 30, 2022 and 2021, 20.8 million and 1.5 million shares, respectively, of common stock were repurchased and retired at a total value of $1,100.6 million and $68.3 million, respectively.

We issued 0.9 million and 2.8 million shares representing stock options exercised for the nine months ended September 30, 2022 and 2021, respectively, with a total value of $21.3 million and $58.3 million, respectively.

For the nine months ended September 30, 2021, we paid debt issuance costs of $3.8 million for the amendments to our 2021 Senior Credit Facility.

The percent of total debt to total capitalization decreased to 50.3% as of September 30, 2022 from 51.2% as of December 31, 2021 as a result of a lower level of debt outstanding, partially offset by lower shareholders’ equity, primarily due to common stock repurchases partially offset by our operating results.

In the first three quarters of 2022 and 2021, we paid a quarterly dividend of $0.20 per share. Dividends paid for the nine months ended September 30, 2022 and 2021, were $89.4 million and $95.8 million, respectively. On October 26, 2022, our Board of Directors declared a dividend of $0.20 per share on our common stock, payable on December 9, 2022 to shareholders of record on November 10, 2022.

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

Liquidity and Other Financing Arrangements

Our principal sources of liquidity are from cash and cash equivalents, cash flow from operations and borrowings under our Senior Revolving Credit Facility, Amended Receivables Financing Agreement and AR Facilities. Additionally, we believe that we have access to the high-yield debt and equity markets.

As of September 30, 2022, we maintained an existing senior credit facility (2021 Senior Credit Facility) which included outstanding senior term loans of $350.0 million and a senior revolving credit facility with aggregate commitments in an amount equal to $800.0 million (2021 Senior Revolving Credit Facility). The maturity date for the 2021 Senior Credit Facility was July 16, 2024.

At September 30, 2022, we had $799.6 million available under our $800.0 million 2021 Senior Revolving Credit Facility because we had issued $0.4 million of letters of credit.

We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of September 30, 2022, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As a result of our restrictive covenant related to the net leverage ratio, the maximum additional borrowings available to us could be limited in the future. The limitation, if an amendment or waiver from our lenders is not obtained, could restrict our ability to borrow the maximum amounts available under the Senior Revolving Credit Facility and the Receivables Financing Agreement.  As of September 30, 2022, there were no covenants or other restrictions that limited our ability to borrow.

On October 11, 2022, we entered into a new $1,550.0 million senior credit facility (Senior Credit Facility) that replaced our 2021 Senior Credit Facility. The Senior Credit Facility includes a senior term loan facility with aggregate commitments of $350.0 million (Term Loan Facility) and a senior revolving credit facility with aggregate commitments of $1,200.0 million (Senior Revolving Credit Facility). The Term Loan Facility was fully drawn on the closing date with the proceeds of the Term Loan Facility used to refinance the loans and commitments outstanding under the 2021 Senior Credit Facility. The Term Loan Facility will require principal amortization amounts payable beginning March 31, 2023 at a rate of 0.625% per quarter through the end of 2024, increasing to 1.250% per quarter thereafter until maturity. The maturity date for the Senior Credit Facility is October 11, 2027.

The overall decrease in cash for the nine months ended September 30, 2022 primarily reflects our share repurchases, debt repayments, capital spending, and dividends paid, partially offset by our operating results. We believe, based on current and projected levels of cash flow from our operations, together with our cash and cash equivalents on hand and the availability to borrow under our Senior Revolving Credit Facility, Amended Receivables Financing Agreement and AR Facilities, we have sufficient liquidity to meet our short-term and long-term needs to make required payments of interest on our debt, fund our operating needs, working capital and our capital expenditure requirements.

On July 28, 2022, our Board of Directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $2.0 billion. This program will terminate upon the purchase of $2.0 billion of common stock. On November 1, 2021, our Board of Directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $1.0 billion. This program terminated upon the purchase of $1.0 billion of our common stock during the third quarter of 2022. On April 26, 2018, our Board of Directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $500.0 million.  This program terminated upon the purchase of $500.0 million of our common stock during the first quarter of 2022.

For the nine months ended September 30, 2022, 20.8 million shares of common stock have been repurchased and retired at a total value of $1,100.6 million. As of September 30, 2022, 1.1 million shares of common stock have been repurchased and retired at a total value of $48.4 million under the 2022 Repurchase Authorization program, and $1,951.6 million of common stock remained authorized to be repurchased under the program.

As of September 30, 2022, we maintained a $300.0 million Receivables Financing Agreement (Receivables Financing Agreement) that was scheduled to mature on September 28, 2024. The Receivables Financing Agreement included a minimum borrowing requirement of 50% of the facility limit or available borrowing capacity, whichever was less. Under the Receivables Financing Agreement, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the Receivables Financing Agreement incorporated the net leverage ratio covenant that is contained in the 2021 Senior Credit Facility. As of September 30, 2022, $655.2 million of our trade receivables were pledged as collateral and we had $300.0 million drawn with no additional borrowing capacity available under the Receivables Financing Agreement. As of December 31, 2021 and September 30, 2021, we had $300.0 million and $150.0 million, respectively, drawn under the Receivables Financing Agreement. On October 11, 2022, we amended the Receivables Financing Agreement which increased the facility limit to $425.0 million and extended the scheduled termination date of the Receivables Financing Agreement to October 14, 2025 (Amended Receivables Financing Agreement). The Amended Receivables Financing Agreement incorporates the net leverage ratio covenant that is contained in the Senior Credit Facility.

Olin also has trade accounts receivable factoring arrangements (AR Facilities) and pursuant to the terms of the AR Facilities, certain of our domestic subsidiaries may sell their accounts receivable up to a maximum of $207.7 million and certain of our foreign subsidiaries may sell their accounts receivable up to a maximum of €42.9 million. We will continue to service the outstanding accounts sold. These receivables qualify for sales treatment under ASC 860 and, accordingly, the proceeds are included in net cash provided by operating activities in the condensed statements of cash flows. The gross amount of receivables sold for the three months ended September 30, 2022 and 2021 totaled $769.3 million and $687.5 million, respectively. The factoring discount paid under the AR Facilities is recorded as interest expense on the condensed statements of operations. The factoring discount was $0.9 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, and $1.8 million and $1.0 million for the nine months ended September 30, 2022 and 2021, respectively. The agreements are without recourse and therefore no recourse liability has been recorded as of September 30, 2022, December 31, 2021 and September 30, 2021. As of September 30, 2022, December 31, 2021 and September 30, 2021, $91.3 million, $83.3 million and $90.7 million, respectively, of receivables qualifying for sales treatment were outstanding and will continue to be serviced by us.

At September 30, 2022, we had total letters of credit of $80.1 million outstanding, of which $0.4 million were issued under our Senior Revolving Credit Facility. The letters of credit were used to support certain long-term debt, certain workers compensation insurance policies, certain plant closure and post-closure obligations, certain international payment obligations and certain international pension funding requirements.

Our current debt structure is used to fund our business operations. As of September 30, 2022, we had long-term borrowings, including the current installment and finance lease obligations, of $2,581.4 million, of which $805.9 million were at variable rates. Included within long-term borrowings on the condensed balance sheets were deferred debt issuance costs and unamortized bond original issue discount of $19.9 million as of September 30, 2022. Commitments from banks under our Senior Revolving Credit Facility, Amended Receivables Financing Agreement and AR Facilities are additional sources of liquidity.

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

Energy costs, including electricity and natural gas, and certain raw materials used in our production processes are subject to price volatility. Depending on market conditions, we may enter into futures contracts, forward contracts, commodity swaps and put and call option contracts in order to reduce the impact of commodity price fluctuations. As of September 30, 2022, we maintained open positions on commodity contracts with a notional value totaling $272.1 million ($224.3 million at December 31, 2021 and $225.8 million at September 30, 2021). Assuming a hypothetical 10% increase in commodity prices which are currently hedged, as of September 30, 2022, we would experience a $27.2 million ($22.4 million at December 31, 2021 and $22.6 million at September 30, 2021) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.

We transact business in various foreign currencies other than the USD which exposes us to movements in exchange rates which may impact revenue and expenses, assets and liabilities and cash flows. Our significant foreign currency exposure is denominated with European currencies, primarily the Euro, although exposures also exist in other currencies of Asia Pacific, Latin America, Middle East and Africa. For all derivative positions, we evaluated the effects of a 10% shift in exchange rates between those currencies and the USD, holding all other assumptions constant. Unfavorable currency movements of 10% would negatively affect the fair values of the derivatives held to hedge currency exposures by $36.9 million. These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Our current debt structure is used to fund business operations, and commitments from banks under our Senior Revolving Credit Facility, Amended Receivables Financing Agreement and AR Facilities are additional sources of liquidity. As of September 30, 2022, December 31, 2021 and September 30, 2021, we had long-term borrowings, including current installments and finance lease obligations, of $2,581.4 million, $2,779.3 million and $3,024.6 million, respectively, of which $805.9 million, $805.9 million and $655.9 million at September 30, 2022, December 31, 2021 and September 30, 2021, respectively, were issued at variable rates. Included within long-term borrowings on the condensed balance sheets were deferred debt issuance costs and unamortized bond original issue discount.

Assuming no changes in the $805.9 million of variable-rate debt levels from September 30, 2022, we estimate that a hypothetical change of 100-basis points in the LIBOR, or similar replacement benchmark, interest rates would impact annual interest expense by $8.1 million.

If the actual changes in commodities, foreign currency, or interest pricing is substantially different than expected, the net impact of commodity risk, foreign currency risk, or interest rate risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

Item 4. Controls and Procedures.

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•availability of and/or higher-than-expected costs of raw material, energy, transportation, and/or logistics;

•the occurrence of unexpected manufacturing interruptions and outages, including those occurring as a result of labor disruptions, production hazards and weather-related events;

•the failure or an interruption of our information technology systems;

•failure to identify, attract, develop, retain and motivate qualified employees throughout the organization;

•our inability to complete future acquisitions or joint venture transactions or successfully integrate them into our business;

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

Not Applicable.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)    Not Applicable.

(b)    Not Applicable.

(c)
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2022	2,630,628	$45.93	2,630,628
August 1-31, 2022	2,555,395	$55.55	2,555,395
September 1-30, 2022	3,029,019	$48.91	3,029,019
Total				$1,951,603,546	(1)

(1)On July 28, 2022, our Board of Directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $2.0 billion (the 2022 Repurchase Authorization). This program will terminate upon the purchase of $2.0 billion of common stock. On November 1, 2021, our Board of Directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $1.0 billion (the 2021 Repurchase Authorization). This program terminated upon the purchase of $1.0 billion of our common stock during the third quarter of 2022. On April 26, 2018, our Board of Directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $500.0 million (the 2018 Repurchase Authorization).  This program terminated upon the purchase of $500.0 million of our common stock during the first quarter of 2022. As of September 30, 2022, 1,071,451 shares of common stock had been repurchased and retired at a total value of $48,396,454, and $1,951,603,546 of common stock remained available for purchase under the 2022 Repurchase Authorization program. As of September 30, 2022, 18,765,984 shares of common stock had been repurchased and retired at a total value of $1.0 billion and no common stock remained available for purchase under the 2021 Repurchase Authorization, terminating the program. As of September 30, 2022, 15,722,843 shares of common stock had been repurchased and retired at a total value of $500,000,000 and no common stock remained available for purchase under the 2018 Repurchase Authorization, terminating the program.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

Exhibit	Exhibit Description
4.1
Twelfth Amendment to Amended and Restated Credit and Funding Agreement, dated as of October 11, 2022, among Olin Corporation, the Lenders (as defined therein), and PNC Bank, National Association, as administrative agent - Exhibit 4.1 to Olin's Form 8-K filed October 12, 2022*

10.1
Credit Agreement, dated as of October 11, 2022, among Olin Corporation, the Lenders and Issuing Banks (as defined therein) and Bank of America, N.A. - Exhibit 10.1 to Olin's Form 8-K filed October 12, 2022 *

10.2
Amendment No. 9 to Receivables Financing Agreement and Reaffirmation of Performance Guaranty, dated as of October 11, 2022, among Olin Corporation, as servicer, Olin Finance Company, LLC, as borrower, PNC Bank, National Association, as administrative agent, PNC Capital Markets LLC, as structuring agent, and the Lender parties thereto.

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

Date: October 27, 2022