Form 10-K
period 2022-12-31
OLIN Corp
filed 2023-02-23
CIK 74303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2022, the aggregate market value of registrant’s common stock, $1.00 par value per share, held by non-affiliates of registrant was approximately $6,254,428,046 based on the closing sale price as reported on the New York Stock Exchange.
As of January 31, 2023, 131,616,642 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Olin’s Annual Meeting of Shareholders to be held in 2023	Part III

PART I

Item 1.  BUSINESS

GENERAL

Olin Corporation (Olin) is a Virginia corporation, incorporated in 1892, having its principal executive offices in Clayton, MO.  We are a manufacturer concentrated in three business segments:  Chlor Alkali Products and Vinyls, Epoxy and Winchester.  The Chlor Alkali Products and Vinyls segment manufactures and sells chlorine and caustic soda, ethylene dichloride and vinyl chloride monomer, methyl chloride, methylene chloride, chloroform, carbon tetrachloride, perchloroethylene, hydrochloric acid, hydrogen, bleach products and potassium hydroxide, which represented 54% of 2022 sales.  The Epoxy segment produces and sells a full range of epoxy materials and precursors, including aromatics (acetone, bisphenol, cumene and phenol), allyl chloride, epichlorohydrin, liquid epoxy resins, solid epoxy resins and systems and growth products such as converted epoxy resins and additives, which represented 29% of 2022 sales. The Winchester segment produces and sells sporting ammunition, reloading components, small caliber military ammunition and components, and industrial cartridges, which represented 17% of 2022 sales.  See our discussion of our segment disclosures contained in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

In May 2022, our Chief Executive Officer (CEO) executed the annual Section 303A.12(a) CEO Certification required by the New York Stock Exchange (NYSE), certifying that he was not aware of any violation of the NYSE’s corporate governance listing standards by us.  Additionally, our Chief Executive Officer and Chief Financial Officer (CFO) executed the required Sarbanes-Oxley Act of 2002 Sections 302 and 906 certifications relating to this Annual Report on Form 10-K, which are filed with the SEC as exhibits to this Annual Report on Form 10-K.

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

Chlorine is used as a raw material in the production of thousands of products, including vinyls, urethanes, epoxy, water treatment chemicals and a variety of other organic and inorganic chemicals.  A significant portion of chlorine production is consumed in the manufacturing of vinyls intermediates, ethylene dichloride (EDC) and vinyl chloride monomer (VCM), both of which our Chlor Alkali Products and Vinyls segment produces. A large portion of our EDC production is utilized in the production of VCM, but we are also one of the largest global participants in merchant EDC sales. In addition to marketing Olin produced EDC, we also purchase EDC for re-sale on a global basis. EDC and VCM are precursors for polyvinyl chloride (PVC), a material used in applications such as vinyl siding, pipe, pipe fittings and automotive parts.

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

We also manufacture and sell other chlor alkali-related products, including hydrochloric acid, sodium hypochlorite (bleach) and potassium hydroxide. These products, along with chlorinated organics products and epoxy resins, generally consume chlorine as a raw material creating downstream applications that upgrade the value of the ECU. Our industry leadership in the production of chlorinated organics and epoxy resins, as well as other products, offer us eighteen integrated outlets for our captive chlorine.

The Chlor Alkali Products and Vinyls segment’s products are delivered by pipeline, marine vessel, deep-water and coastal barge, railcar and truck. We own, operate, and lease a geographically dispersed terminal infrastructure at our productions sites and other locations that expands our geographic coverage and enhances our service capabilities. At our largest integrated product sites, our deep-water access enables us to reach global markets. In North America we own and operate a private fleet of trucks and tank trailers that allow us to more effectively serve our domestic bleach and caustic soda customers.

Our Chlor Alkali Products and Vinyls segment currently maintains a reliable supply of key raw materials. Electricity, salt, ethylene and methanol are the major purchased raw materials for our Chlor Alkali Products and Vinyls segment. Electricity is the single largest raw material component in the production of Chlor Alkali Products and Vinyls’ products. Approximately 68% of our electricity is generated from natural gas or hydroelectric sources.  We satisfy our electricity needs through a combination of market power, long-term contracts and the operation of our own power assets, which allow for cost differentiation at specific U.S. manufacturing sites. Approximately 73% of our salt requirements are met by internal supply. Ethylene is primarily supplied for the vinyls business under a long-term supply arrangement whereby we receive ethylene at integrated producer economics. Methanol is sourced domestically and internationally primarily from large producers. The high volume nature of the chlor alkali industry places an emphasis on cost management, and we believe that our scale, integration and raw material positions make us one of the low cost producers in the industry.

The following table lists principal products and services of our Chlor Alkali Products and Vinyls segment.

Products & Services	Major End Uses	Plants & Facilities	Major Raw Materials & Components for Products/Services
Chlorine/caustic soda	Pulp & paper processing, chemical manufacturing, water purification, vinyl chloride manufacturing, bleach, swimming pool chemicals and urethane chemicals	Becancour, Canada Charleston, TN Freeport, TX McIntosh, AL Niagara Falls, NY Plaquemine, LA St. Gabriel, LA	salt, electricity
Ethylene dichloride/vinyl chloride monomer	Precursor to polyvinyl chloride used in vinyl siding, plumbing and automotive parts	Freeport, TX Plaquemine, LA	chlorine, ethylene, ethylene dichloride
Chlorinated organics intermediates	Used as feedstocks in the production of fluoropolymers, fluorocarbon refrigerants and blowing agents, silicones, cellulosics and agricultural chemicals	Freeport, TX Plaquemine, LA Stade, Germany	chlorine, ethylene dichloride, hydrochloric acid, methanol, RCls
Chlorinated organics solvents	Surface preparation, dry cleaning and pharmaceuticals	Freeport, TX Plaquemine, LA Stade, Germany	chlorine, ethylene dichloride, hydrochloric acid, RCls
Sodium hypochlorite (bleach)	Household cleaners, laundry bleaching, swimming pool sanitizers, semiconductors, water treatment, textiles, pulp & paper and food processing	Augusta, GA Becancour, Canada Charleston, TN Freeport, TX Henderson, NV Lemont, IL McIntosh, AL* Niagara Falls, NY* Santa Fe Springs, CA	caustic soda, chlorine
Hydrochloric acid	Steel, oil & gas, plastics, organic chemical synthesis, water & wastewater treatment, brine treatment, artificial sweeteners, pharmaceuticals, food processing and ore & mineral processing	Becancour, Canada Charleston, TN Freeport, TX McIntosh, AL Niagara Falls, NY	chlorine, hydrogen
Potassium hydroxide	Fertilizer manufacturing, soaps, detergents & cleaners, battery manufacturing, food processing chemicals and deicers	Charleston, TN	electricity, potassium chloride
Hydrogen	Fuel source, hydrogen fuel cells, hydrogen peroxide and hydrochloric acid	Becancour, Canada Charleston, TN Freeport, TX McIntosh, AL Niagara Falls, NY Plaquemine, LA St. Gabriel, LA	electricity, salt
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

Epoxy

Products and Services

The Epoxy business was one of the first major manufacturers of epoxy products, and has continued to build on more than half a century of history through product innovation and technical excellence. We believe the Epoxy segment is one of the largest fully integrated global producers of epoxy resins, curing agents and intermediates. The Epoxy segment has a favorable manufacturing cost position, primarily in North America, driven by a combination of scale and integration into low cost feedstocks (including chlorine, caustic soda, allylics and aromatics). The Epoxy segment produces and sells a full range of epoxy materials and precursors, including aromatics (acetone, bisphenol (BisA), cumene and phenol), allylics, such as allyl chloride (Allyl) and epichlorohydrin (EPI), resins such as liquid epoxy resins (LER) and solid epoxy resins (SER) and systems and growth platform products such as converted epoxy resins (CER) and additives.

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

Allyl is used not only as a feedstock in the production of EPI, but also as a chemical intermediate in multiple industries and applications, including water purification chemicals. EPI is primarily produced as a feedstock for use in the business’s epoxy resins, and is also sold in the merchant market. LER is manufactured in liquid form and cures with the addition of a hardener into a three-dimensional thermoset solid material offering a distinct combination of structural strength, adhesion, electrical insulation, thermal or chemical resistance and corrosion protection that is well-suited to coatings and composites applications. SER is processed further with BisA to meet specific end market applications. While LER and SER are sold externally, a significant portion of LER production is further converted through our systems and growth platform into CER and other additive products where value-added modifications produce higher margin resins for specific customer applications.

Our Epoxy segment maintains a reliable supply of certain key raw materials, such as benzene and propylene, under long-term, cost based contracts. The Epoxy segment’s production economics benefit from its integration into chlor alkali and aromatics which are key inputs in epoxy production. This fully integrated structure provides both access to low cost materials and significant operational flexibility. The Epoxy segment operates an integrated aromatics production chain producing cumene, phenol, acetone and BisA for internal consumption and external sale. The Epoxy segment’s consumption of chlorine enables the Chlor Alkali Products and Vinyls segment to generate caustic soda production and sales. Chlorine and caustic soda used in our Epoxy segment is transferred at cost from the Chlor Alkali Products and Vinyls segment.

The following table lists principal products and services of our Epoxy segment.

Products & Services	Major End Uses	Plants & Facilities	Major Raw Materials & Components for Products/Services
Allylics (allyl chloride, epichlorohydrin and glycerin) & aromatics (acetone, bisphenol, cumene and phenol)	Manufacturers of polymers, resins and other plastic materials and water purification	Freeport, TX Stade, Germany Terneuzen, Netherlands	benzene, caustic soda, chlorine, propylene
Resins: liquid epoxy resin/solid epoxy resin	Adhesives, marine and protective coatings, composites and flooring	Freeport, TX Guaruja, Brazil Stade, Germany	bisphenol, caustic soda, epichlorohydrin
Systems and Growth Platforms: Converted epoxy resins and additives	Electrical laminates, paint and coatings, wind blades, electronics and construction	Baltringen, Germany Freeport, TX Guaruja, Brazil Gumi, South Korea Pisticci, Italy Rheinmunster, Germany Roberta, GA Stade, Germany Zhangjiagang, China	liquid epoxy resins, solid epoxy resins

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

Focus on Systems and Growth Platforms. The Epoxy segment is focused on expanding our market participation in higher value add platform products aligning with growing end-use markets.

Winchester

Products and Services

In 2023, Winchester is in its 157th year of operation and its 93nd year as part of Olin.  Winchester is a premier developer and manufacturer of small caliber ammunition for sale to domestic and international retailers (commercial customers), law enforcement agencies and domestic and international militaries.  We believe we are a leading U.S. producer of ammunition for recreational shooters, hunters, law enforcement agencies and the U.S. Armed Forces. Winchester also manufactures industrial products that have various applications in the construction industry.

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

In November 2021, Winchester introduced Shoot UnitedTM, a dynamic initiative designed to promote the shooting sports and drive increased participation. Shoot United embodies engaging content that will continue to be shared nationwide through mainstream media and on ShootUnited.com. The content is meant to entertain, inform and foster a healthy and transparent dialogue. In addition, grassroots events will continue to be coordinated throughout the U.S. for people to join, with the mission to drive awareness and introduce new participants to the sport.

During 2022, the U.S. Army awarded Winchester the second year of a five-year contract to manufacture 5.56 mm, 7.62 mm and .50 caliber rifle ammunition as well as a new five-year pistol contract for .38 caliber, .45 caliber and 9mm handgun ammunition. The rifle contract was made under the third consecutive “Second Source” ammunition contract Winchester has received from the U.S. Army. The pistol contract maintains Winchester’s longstanding position as the leading supplier of pistol ammunition to the U.S. military.

During 2022, the U.S. Army awarded Winchester contracts to support the 6.8mm Next Generation Squad Weapons (NGSW) program at the Lake City Army Ammunition Plant, including the design of the NGSW ammunition manufacturing facility.

During 2021, Winchester received the exclusive .308 Winchester/7.62x51 NATO FBI sniper contract, the first of its kind in this caliber, as well as a 9mm duty and training contract, both of which were renewed in 2022.

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

Winchester’s new ammunition products continue to receive awards from major industry publications and organizations, with recent awards including: American Rifleman magazine’s Golden Bullseye Award as “Ammunition Product of the Year” in 2020 and 2022; Guns & Ammo magazine’s “Ammunition of the Year” award in 2021.

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

INTERNATIONAL OPERATIONS

Olin has an international presence, including the geographic regions of Europe, Asia Pacific and Latin America. Approximately 39% of Olin’s 2022 sales were generated outside of the U.S., including 33% of our Chlor Alkali Products and Vinyls 2022 segment sales, 68% of our Epoxy 2022 segment sales and 8% of our Winchester 2022 segment sales. See Note 19 “Segment Information” of the notes to consolidated financial statements contained in Item 8, for geographic segment data.  We are incorporating our segment information from that Note into this section of our Form 10-K.

CUSTOMERS AND DISTRIBUTION

Products we sell to industrial or commercial users or distributors for use in the production of other products constitute a major part of our total sales.  We sell some of our products, such as epoxy resins, caustic soda and sporting ammunition, to a large number of users or distributors, while we sell other products, such as chlorine and chlorinated organics, in substantial quantities to a relatively small number of industrial users.  During 2022, no single customer accounted for more than 10% of sales.

We market most of our products and services primarily through our sales force and sell directly to various industrial customers, mass merchants, retailers, wholesalers, other distributors and the U.S. Government and its prime contractors.

Sales to all U.S. Government agencies and sales under U.S. Government contracting activities in total accounted for approximately 4% of sales in 2022.  Because we engage in some government contracting activities and make sales to the U.S. Government, we are subject to extensive and complex U.S. Government procurement laws and regulations.  These laws and regulations provide for ongoing government audits and reviews of contract procurement, performance and administration.  Failure to comply, even inadvertently, with these laws and regulations and with laws governing the export of munitions and other controlled products and commodities could subject us or one or more of our businesses to civil and criminal penalties, and under certain circumstances, suspension and debarment from future government contracts and the exporting of products for a specified period of time.

BACKLOG

The total amount of estimated backlog was approximately $838 million and $1,928 million as of January 31, 2023 and 2022, respectively.  The backlog orders are associated with contractual orders in our Winchester business.  Backlogs in our other businesses are not significant. Backlog is comprised of all open customer orders which have been received, but not yet shipped.  The backlog was estimated based on expected volume to be shipped from firm contractual orders, which are subject to customary terms and conditions, including cancellation and modification provisions. During 2021, consumer purchases of ammunition increased significantly above historic demand levels. Approximately 95% of contracted backlog as of January 31, 2023 is expected to be fulfilled during 2023, with the remainder expected to be fulfilled during 2024.

COMPETITION

We are in active competition with businesses producing or distributing the same or similar products, as well as, in some instances, with businesses producing or distributing different products designed for the same uses.

Chlor alkali manufacturers in North America, with approximately 16 million tons of chlorine and 17 million tons of caustic soda capacity, account for approximately 16% of worldwide chlor alkali production capacity.  In 2022, we have the largest chlor alkali capacity in North America and globally. While the technologies to manufacture and transport chlorine and caustic soda are widely available, the production facilities require large capital investments, and are subject to significant regulatory and permitting requirements. There is a worldwide market for caustic soda, which attracts imports and allows exports depending on market conditions. This industry includes large diversified producers in North America and abroad, including multiple producers located in China. Other large chlor alkali producers in North America include The Occidental Petroleum Corporation (Oxy), Westlake Chemical Corporation (Westlake), Formosa USA, and Shintech Inc., a subsidiary of Shin-Etsu Chemical Co., Ltd (Shintech).  We are also a leading integrated global producer of chlorinated organic products with a strong cost position due to our scale and access to chlor alkali feedstocks. This industry also includes large diversified producers such as Oxy, Westlake, Nobian Industrial Chemicals B.V. (Nobian), Inovyn (an Ineos company), and KEM ONE Group SAS, as well as multiple producers located in China and India.

We are a major global fully integrated epoxy producer, with access to key low cost feedstocks and a cost advantaged infrastructure. With its advantaged cost position, the Epoxy segment is among the lowest cost producers in the world. The markets in which our Epoxy segment operates are highly competitive and are dependent on significant capital investment, the development of proprietary technology and maintenance of product research and development. Among our competitors are Huntsman Corporation (Huntsman), Westlake, Kukdo Chemical Co. Ltd. (Kukdo) and Kumho P&B Chemicals (Kumho) as well as multiple other producers located in Asia.

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

HUMAN CAPITAL

At Olin, we believe that our employees are critical to our success. Our established Lifting Olin People core principles fuel the actions that our Lifting People pillars - Opportunity & Fulfillment, Communication & Connection, and Trust - take during the year to enhance the engagement of our employees. Lifting People is about creating work environments for our global workforce that are inclusive, supportive, and empowering while encouraging and incentivizing the highest level of performance. We support our global workforce through a variety of factors, including benefits and compensation, recognition and rewards, a focus on diversity and inclusion, workplace flexibility, community engagement and volunteerism, and professional development, all of which are included in the overall employee value proposition. We commit to provide our employees with a safe and supportive environment and maintain a steadfast commitment to safely producing and distributing our products, which we believe is fundamental to the achievement of our goals.

Olin senior management provides oversight for the benefits programs and compensation of our workforce. This includes conducting periodic compensation benchmarking, implementing health and other employee benefit programs and reviewing certain employee post-retirement benefits and accessibility of employee assistance programs. Our human resources department manages and administers these programs to ensure our total rewards programs are competitive. We have both salaried and hourly employee structures in place to compensate employees. Our benefits and compensation structures allow Olin to attract and retain a talented workforce which fosters achievement of Olin’s goals and objectives. Separately, our Board of Directors maintains a Compensation Committee which sets policies, develops and monitors strategies for and administers the programs that are used to compensate our CEO and other senior executives.

Olin is committed to lifting people through diversity and inclusion and maintaining work environments where all employees are comfortable bringing their authentic selves to work each day. We believe the insights provided by our workforce through their unique skills, backgrounds and experiences will lead us to future innovations that will reduce costs, reduce our environmental footprint, improve our ability to serve the world and keep our employees healthy and safe. We encourage our employees to be creative and to participate in the dialogue taking place across the company to help develop innovative solutions that lead to lasting, positive impacts for our customers, employees, communities, and shareholders. Our largest concentration of employees is located in the U.S., of which 30% are minorities. In our support of diversity and inclusion objectives, approximately 26% of our global workforce is comprised of women, and approximately 27% of our management roles are held by women, and 13% by minority employees in the U.S. Our goal is to expand women in leadership positions to approximately 30% by 2025, an increase of approximately 10% against a 2018 baseline.

We also strive for continued professional development of our workforce. We never stop learning and Olin provides a wide range of employee development and productivity programs, that include assignment based opportunities, job shadowing, mentoring and foundational programs for employees new in their Olin careers. These programs help our employees improve and grow, and reinforce our values, in particular of Lifting Olin People. Our learning platform focuses on providing a variety of educational opportunities that support career and professional development for our employees, including undergraduate and graduate tuition assistance to eligible employees up to a maximum of $10,000 per year. We regularly review talent development and succession plans to identify and develop a pipeline of talent to maintain and continuously improve business operations. We make purposeful moves to accelerate the development of high potential employees. We also have a well-established performance management process, which encourages ongoing feedback throughout the year and includes, at a minimum, annual year-end reviews and development discussions.

As of December 31, 2022, we had approximately 7,780 employees, with 6,600 working in the U.S., and approximately 1,180 working in foreign countries.  Of our total global workforce, approximately 9% are located in Europe, Middle East, Africa, and India, 3% in Asia Pacific, 2% in Canada, and 1% in Latin America. Approximately 48% of our total employees are employed in our Chlor Alkali Products and Vinyls and Epoxy businesses, 49% are employed in our Winchester business, including approximately 1,566 employees at the Lake City Army Ammunition Plant, which is a Government Owned Contractor Operated (GOCO) facility, and 3% are employed in Corporate functions. Various labor unions represent a significant number of our hourly-paid employees for collective bargaining purposes. In the U.S., bargaining unit employees comprise 34% of the total workforce. In 2023, we have labor agreements that are due to expire in the U.S., representing approximately 6% of our global workforce.

RESEARCH ACTIVITIES; PATENTS

Our research activities are conducted on a product-group basis at a number of facilities.  Company-sponsored research expenditures were $18.3 million, $20.4 million and $16.6 million in 2022, 2021 and 2020, respectively.

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

The principal basic raw materials for our production of Chlor Alkali Products and Vinyls’ products are electricity, salt, ethylene and methanol.  Electricity is the predominant energy source for our manufacturing facilities.  Approximately 68% of our electricity is generated from natural gas or hydroelectric sources. We satisfy our electricity needs through a combination of market power, long-term contracts and the operation of our own power assets, which allow for cost differentiation at specific U.S. manufacturing sites. A portion of our purchases of raw materials, including ethylene, are made under long-term supply agreements, while approximately 73% of the salt used in our Chlor Alkali Products and Vinyls segment is produced from internal resources. Methanol is sourced domestically and internationally primarily from large producers.

The Epoxy segment’s principal raw materials are chlorine, caustic soda, benzene, propylene and aromatics, which consist of cumene, phenol, acetone and BisA. A portion of our purchases of raw materials, including benzene, propylene and a portion of our aromatics requirements, are made under long-term supply agreements, while a portion of our aromatics requirements are produced from our integrated production chain. Chlorine and caustic soda is predominately sourced from our Chlor Alkali Products and Vinyls segment.

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

We are a party to various government and private environmental actions associated with former waste disposal sites and past manufacturing facilities.  Charges to income for investigatory and remedial efforts were $24.2 million, $16.2 million and $20.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. These charges may be material to operating results in future years. These charges do not include insurance recoveries for costs incurred and expensed in prior periods.

See our discussion of our environmental matters contained in Note 20 “Environmental” of the notes to consolidated financial statements contained in Item 8 and under the heading “Environmental Matters” in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

CORPORATE RESPONSIBILITY

At Olin, we are committed to corporate responsibility to ensure the long-term success of our business, our collective global society and the well-being of our environment. We focus our corporate responsibility efforts on the areas of: (1) environment, health, safety and security stewardship, (2) sustainability and governance and (3) product stewardship. We value collaboration and commit to working with other organizations to encourage collective action for improving corporate responsibility. Additional information related to our corporate responsibility initiatives, practices, activities, goals and related information, as well as future updates, can be found in the Corporate Responsibility section of our website at www.olin.com, including our Sustainability Report under the section Sustainability Success. Our progress against environmental, social and governance (ESG) and sustainability targets is included within our ESG Scorecard, found in the Sustainability section of our website. The contents of our website referenced in this section are not, and should not be considered to be, part of this report.

Environment, Health, Safety and Security Stewardship

Olin is strongly committed to excellence in protecting the environment, health, safety and security of our employees and those who live and work around our plants. Our operations worldwide comply with all local requirements and implement additional standards as required to protect the environment, health, safety and security of our operations. We use our management system to drive continuous improvement and achieve excellence in environmental, health, safety, process safety and security performance. Our safety, health and environmental strategy and goals are designed to sustain our drive to zero incidents. Relentlessly and responsibly, we constantly emphasize the importance of monitoring the safety, security and environmental impact of our plants and processes. Through our day-to-day vigilance, Olin strives to continue to be recognized as one of the industry’s best performers.

Our corporate values — Act with Integrity, Drive Innovation and Improvement and Lift Olin People — are part of our culture. These values are also reflected in our Environment, Health, Safety and Security (EHS&S) policy and practice. Olin leadership visibly performs and guides the organization to conduct business in a manner that protects and increasingly benefits our employees, business partners and the communities in which we live. All employees have responsibilities within our management systems necessary to sustain our drive to zero incidents. Olin continues its downward trend in personnel and process safety incidents.

Sustainability and Governance

We strongly believe in meeting the needs of the present without compromising the needs of future generations. We recognize the impact our company has on our natural resources and our responsibility to stewardship of people and the planet. This means striving for a company culture responsible to the ongoing ESG ideals of our employees and shareholders.

At Olin, we integrate sustainability into everything we do as a responsible corporate citizen. We value and respect our people, the communities in which we operate, our customers and the environment. We commit to making a contribution to protecting the world and its future condition through the safety and efficiency of our business practices - from supply to manufacturing to delivery and ultimately the end-use of our products. Executing on our sustainability strategy, we believe Olin will increase value for our investors, employees, and customers by enhancing our strategic operating model through focused ESG actions. These actions include:

•Protecting our employees and communities through our industry-leading occupational and process safety programs
•Proudly strengthening United States defense, international defense, law enforcement, and conservation through our Winchester ammunition brand
•Significantly reducing our environmental impact by taking concrete steps through technology and commercial innovation to lower our carbon footprint, net water usage, and resource consumption
•Developing and enabling sustainable solutions within the value chain through our product and service offerings
•Consistently upholding our values and governance standards as we amplify our culture of inclusion and cultivate our diverse workforce

We believe Olin’s industry leadership, focused ESG actions, and our engaged workforce will create a positive, long-lasting impact on our communities and the environment.

Product Responsibility

We take great pride in distributing and handling our products safely and enabling our customers to do the same. Our product stewardship and quality practices are aligned with our core values and other globally recognized standards. We apply these standards to our chemical business segments and relevant subsidiaries to ensure compliance with applicable global regulations, evaluation, continuous improvement and transparency of relevant production and product or formulation information. Additionally, Winchester ammunition is designed and manufactured in accordance with the voluntary industry standards published by the Sporting Arms and Ammunition Manufacturers’ Institute. Our goal is to meet or exceed guidelines in every instance. Olin leadership demonstrates its commitment to these standards through active participation and communication concerning product safety, within our organization and to external stakeholders. We are deeply committed to ammunition education and advocate strongly for owners and participants to take the necessary steps to be trained and educated when handling, storing or using a firearm for recreational purposes, both for experienced and novice participants. Winchester dedicates an increasing share of its online content to safety education materials for all to responsibly and confidently own and use Winchester products.

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
Our industries and the businesses of most of our customers have historically experienced periodic downturns. These economic, seasonal and industry downturns have been characterized by diminished product demand, excess manufacturing capacity and, in some cases, lower average selling prices. Therefore, any significant downturn in our customers’ businesses, industry conditions, or in global economic conditions could result in a reduction in demand for our products and could adversely affect our results of operations or financial condition.
Although a majority of our sales are within North America, a large part of our financial performance is dependent upon a healthy economy beyond North America because we have a significant amount of sales abroad and our customers sell their products abroad. As a result, our business is and will continue to be affected by general economic conditions and other factors in Europe, Asia Pacific, particularly China, and Latin America, including fluctuations in interest rates, customer demand, labor and energy costs, currency changes and other factors beyond our control, such as public health epidemics. The demand for our products and our customers’ products is directly affected by such fluctuations. In addition, our customers could decide to move some or all of their production to locations that are more remote from our facilities, and this could reduce demand for our products. We cannot assure you that events having an adverse effect on the industries in which we operate will not occur or continue, such as a downturn in the European, Asian Pacific, particularly Chinese, Latin American, or other world economies, increases in interest rates, unfavorable currency fluctuations or prolonged effects of global public health crises, particularly the 2019 Novel Coronavirus (COVID-19) pandemic. Economic conditions in other regions of the world, predominantly Asia and Europe, can adversely impact the balance between global supply and demand for our chemical products and increase the amount of products produced and made available for export to North America and other jurisdictions which we sell into. Any significant increased product supply could put downward pressure on our product pricing, negatively impacting our profitability.
Pricing Pressure—Our profitability could be reduced by declines in average selling prices of our products.
Our industries and each of our business segments experience fluctuating supply and demand, particularly in our Chlor Alkali Products and Vinyls segment, which can result in changes in selling prices. Periods of high demand, tight supply and increasing operating margins tend to result in increases in capacity and production until supply exceeds demand, generally followed by periods of oversupply and declining prices. We believe our strategic operating model will mitigate pricing pressure historically experienced during periods of supply exceeding demand. Nevertheless, we cannot assure you that increased pricing pressure will not impact our operating results in the future during these periods. Another factor influencing demand and pricing for chemical products is the price of energy. Higher natural gas prices increase our customers’ and competitors’ manufacturing costs, and depending on the ratio of crude oil to natural gas prices, could make our customers less competitive in world markets negatively impacting the demand and pricing for our chemical products.
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
Our Epoxy segment is also subject to changes in operating results as a result of pricing pressures. Selling prices of epoxy materials are affected by changes in raw material costs, including energy, propylene and benzene, customer demand, and global fluctuations in supply and demand. Periods of supply/demand imbalances, particularly changes in trade flows within Asia Pacific markets, particularly China, can result in increased pricing pressure on our epoxy products. Declines in average selling prices of products of our Epoxy segment could adversely affect our business, financial condition, and results of operations.
Our Winchester segment is also subject to pricing pressures. Selling prices of ammunition are affected by changes in raw material costs and availability, customer demand and industry production capacity. Declines in average selling prices of products of our Winchester segment could adversely affect our business, financial condition, and results of operations.
We cannot assure you that pricing or profitability in the future will be comparable to any particular historical period, including the most recent period shown in our operating results. We cannot assure you that the chemical industry or ammunition industry will not experience adverse trends in the future, or that our business, financial condition, and results of operations will not be adversely affected by them.
Strategic Operating Model—Our operating results could be negatively impacted if we do not successfully execute our operating model in our chemicals businesses.
Our strategic operating model in our chemicals businesses prioritizes ECU margins over sales volume. Adopted in late 2020, this model represents a change to how our Chlor Alkali Products and Vinyls and Epoxy businesses traditionally operated over the years. To mitigate exposure and maximize value from the entire ECU, the model necessitates managing production rates to the weaker side of the ECU. The execution of the model may not be successful over time. For example, we may not be able to consistently achieve higher margins or the margin improvement achieved might be more than offset by the impact from lower sales volumes, either of which could have a material adverse effect on our operating results and cash flows. In addition, we take actions from time to time designed to complement our operating model, such as purchase for re-sale transactions

(which we sometimes refer to as “parlaying activities”) that may not improve our operating results and could adversely impact our business if these activities are not successfully implemented.
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
We obtain a significant portion of our raw materials from a few key suppliers. If any of these suppliers fail to meet their obligations under present or any future supply agreements, we may be forced to pay higher prices or incur higher costs to obtain the necessary raw materials. Any interruption of supply or any price increase of raw materials could have a material adverse effect on our business, financial condition and results of operations. Certain of our facilities are dependent on feedstocks, services, and related infrastructure provided by third parties, which are provided pursuant to long-term contracts. Any failure of those third parties to perform their obligations under those agreements or disagreements regarding the performance under those agreements or inability to renew such agreements at acceptable terms could adversely affect the operation of the affected facilities and our business, financial condition and results of operations, or result in diversion of management’s attention or our resources from other business matters. If we are required to obtain an alternate source for these feedstocks or services, we may not be able to obtain equally favorable pricing and terms. Additionally, we may be forced to pay additional transportation costs or to invest in capital projects for pipelines or alternate facilities to accommodate railcar or other delivery methods or to replace other services.
A vendor may choose, subject to existing contracts, to modify its relationship with us due to general economic concerns or concerns relating to the vendor or us, at any time. Any significant change in the terms that we have with our key suppliers could materially and adversely affect our business, financial condition and results of operations, as could significant additional requirements from suppliers that we provide them additional security in the form of prepayments or posting letters of credit.
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

We have a substantial presence near the U.S. Gulf Coast and a significant portion of our manufacturing facilities, similar to our competitors and customers, are structured near major bodies of water. Major hurricanes, or other weather-related events, have caused significant disruption in our operations on the U.S. Gulf Coast, logistics across the region and the supply of certain raw materials, which have had an adverse impact on volume and cost for some of our products. Additionally, we are are exposed to increasing climate-related risks and uncertainties, many of which are outside of our control. Climate change could result in more frequent severe weather events, potential changes in precipitation patterns and extreme variability in weather patterns, which could disrupt our operations as well as those of our customers and suppliers. Severe weather conditions or other natural phenomena in the future, including those resulting from climate change, could negatively affect our results of operations.
We maintain risk management strategies, including but not limited to levels of insurance associated with property, casualty and business interruption. Such insurance may not cover all of the risks associated with the hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered. We may incur losses beyond the limits, or outside the coverage, of our insurance policies. We may also be unable to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost.
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
If the availability of any of our principal feedstocks is limited or we are unable to obtain natural gas or energy from any of our energy sources, we may be unable to produce some of our products in the quantities demanded by our customers, which could have a material adverse effect on plant utilization and our sales of products requiring such raw materials. We have long-term supply contracts with various third parties for certain raw materials, including ethylene, electricity, propylene and benzene. As these contracts expire, we may be unable to renew these contracts or obtain new long-term supply agreements on terms comparable or as favorable to us, depending on market conditions, which may have a material adverse effect on our business, financial condition and results of operations. In addition, many of our long-term contracts contain provisions that allow our suppliers to limit the amount of raw materials shipped to us below the contracted amount in force majeure or similar circumstances. If we are required to obtain alternate sources for raw materials because our suppliers are unwilling or unable to perform under raw material supply agreements or if a supplier terminates or is unwilling to renew its agreements with us, we may not be able to obtain these raw materials from alternative suppliers or obtain new long-term supply agreements on terms comparable or as favorable to us.
Information Security—A failure of our information technology systems, or an interruption in their operation due to internal or external factors including cyber-attacks, could have a material adverse effect on our business, financial condition or results of operations.

Our operations are dependent on our ability to protect our information systems, computer equipment and information databases from systems failures. We rely on both internal information technology systems and certain external services and service providers to manage the day-to-day operation of our business, operate elements of our manufacturing facilities, manage relationships with our employees, customers and suppliers, fulfill customer orders and maintain our financial and accounting records. Failure of any one or more than one of our information technology systems could be caused by internal or external events, such as incursions by intruders or hackers, computer viruses, cyber-attacks, failures in hardware or software, or power or telecommunication fluctuations or failures. The failure of our information technology systems to perform as anticipated for any reason or any significant breach of security could disrupt our business and result in numerous adverse consequences, including reduced effectiveness and efficiency of operations, increased costs or loss of important information, or loss of sales, any of which could have a material adverse effect on our business, financial condition or results of operations. We have technology and information security processes, periodic external service and service provider reviews, insurance policies and disaster recovery plans in place to mitigate our risk to these vulnerabilities. However, these measures may not be adequate to ensure that our operations will not be disrupted or our financial impact minimized, should such an event occur.
Ability to Attract and Retain Qualified Employees—We must attract, retain and motivate key employees, and the failure to do so may adversely affect our business, financial condition or results of operations.
We believe our success depends on hiring, retaining and motivating key employees, including executive officers. Our future success depends in part on our ability to identify and develop talent throughout the organization who adopt and successfully execute our strategic operating model. The development and retention of key personnel and appropriate senior management succession planning will continue to be important to the successful execution of our strategies. We may have difficulty locating and hiring qualified personnel. In addition, we may have difficulty retaining such personnel once hired, and key people may leave and compete against us. The loss of key personnel or our failure to attract and retain other qualified and experienced personnel could disrupt or materially adversely affect our business, financial condition or results of operations. In addition, our operating results could be adversely affected by increased costs due to increased competition for employees or higher employee turnover, which may result in the loss of significant customer business or increased costs.
Acquisitions and Joint Ventures—We may not be able to complete future acquisitions or joint venture transactions or successfully integrate them into our business, which could adversely affect our business or results of operations.
As part of our growth strategy, we intend to pursue acquisitions and joint venture opportunities consistent with or complementary to our existing business strategies. Successful accomplishment of this objective may be limited by the availability and suitability of acquisition candidates, the ability to obtain regulatory approvals necessary to complete a planned transaction, and by our financial resources. Acquisitions and joint venture transactions involve numerous risks, including difficulty determining appropriate valuation, integrating operations, technologies, services and products of the acquired businesses, personnel turnover and the diversion of management’s attention from other business matters. The nature of a joint venture requires us to work cooperatively with unaffiliated third parties. Differences in views among joint venture participants may result in delayed decisions or failure to agree on major decisions. If these differences cause the joint ventures to deviate from their business plans or fail to achieve their desired operating performance, our results of operations could be adversely affected. In addition, we may be unable to achieve anticipated benefits from these transactions in the time frame that we anticipate, or at all, which could adversely impact our business, financial condition and results of operations.
International Sales and Operations—We are subject to risks associated with our international sales and operations that could have a material adverse effect on our business or results of operations.
Olin has an international presence, including the geographic regions of Europe, Asia Pacific, Latin America and Canada. In 2022, approximately 39% of our sales were generated outside of the United States. These international sales and operations expose us to risks, including:

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
Public Health Crisis—A pandemic, epidemic, or other outbreak of infectious disease, including the COVID-19 pandemic and the global response to the pandemic, including without limitation complying with governmental mandates, could have a material adverse impact on our business, financial condition, or results of operations.
The COVID-19 global pandemic, and the various governmental, business, and consumer responses to this pandemic, have caused significant disruptions in the U.S. and global economies, which negatively impacted the demand for several of the products produced by our Chlor Alkali Products and Vinyls and Epoxy businesses. The COVID-19 pandemic has significantly impacted our results of operations and could continue to have negative impacts on our business. These impacts could include plant closures or operating reductions, volatility and decrease in demand for our products, and supply chain interruptions. These impacts could become more widespread or prolonged as the pandemic continues or evolves over time. The extent to which the COVID-19 pandemic impacts our results will depend on future developments that are outside of our control and highly uncertain, including the severity and duration of the pandemic, emerging variants, vaccine and booster effectiveness, the domestic and international actions that are taken in response, including mandates implemented at the local, state and federal levels, and the extent and severity of any resulting economic or industry downturn. Other public health crises, including but not limited to pandemics, including additional COVID-19 variants, epidemics or other outbreaks of infectious diseases, and the various governmental, business, and consumer responses to the public health crisis could have a material adverse effect on our business, financial condition or results of operations.
Indebtedness—Our indebtedness could adversely affect our financial condition.
As of December 31, 2022, we had $2,580.7 million of indebtedness outstanding. Outstanding indebtedness does not include amounts that could be borrowed under our $1,200.0 million Senior Revolving Credit Facility. As of December 31, 2022, our indebtedness represented 50.4% of our total capitalization and $9.7 million of our indebtedness was due within one year. Despite our level of indebtedness, we expect to continue to have the ability to borrow additional debt, but we cannot be certain that additional debt will be available on terms acceptable to us or at all.
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
•limiting our ability to approve or execute share repurchase programs;
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
The process of impairment testing for our goodwill involves a number of judgments and estimates made by management including future cash flows, discount rates, profitability assumptions and terminal growth rates with regards to our reporting units. Our internally generated long-range plan includes assumptions regarding pricing and operating forecasts for the chlor alkali industry. If the judgments and estimates used in our analysis are not realized or are affected by external factors, then actual results may not be consistent with these judgments and estimates, and we may be required to record a goodwill impairment charge in the future, which could be significant and have an adverse effect on our financial position and results of operations. During 2020, the carrying values of our Chlor Alkali Products and Vinyls and Epoxy reporting units exceeded the fair values which resulted in pre-tax goodwill impairment charges of $557.6 million and $142.2 million, respectively. The goodwill impairment charge was calculated as the amount that the carrying value of the reporting unit, including any goodwill, exceeded its fair value and therefore the carrying value of our reporting units equal their fair value upon completion of the goodwill impairment test.

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
Legislation or regulations that may be adopted or modified by U.S. or foreign governments, including legislation or regulations intended to address climate change, the environment, antitrust and competition, tax, international trade matters through import and export duties and quotas and anti-dumping measures and related tariffs could significantly affect the sales, costs and profitability of our business.
The chemical and ammunition industries are subject to extensive legislative and regulatory actions, which could have a material adverse effect on our business, financial position or results of operations. Many of our products and operations are subject to chemical control laws of the countries in which they are located. These laws include regulation of chemical substances and inventories under the U.S. Toxic Substances Control Act of 1976 (TSCA) in the U.S. and the Registration, Evaluation and Authorization of Chemicals (REACH) regulation in Europe.
TSCA was amended in 2016, and the U.S. Environmental Protection Agency (EPA) is currently evaluating several of our products and manufacturing processes for additional regulation under the amended law. Certain of our products, or inputs into our manufacturing process, are subject to regulation under current TSCA regulations, and other chemicals or ingredients may be regulated under the law in the future. In 2022, the EPA proposed a regulation that would ban the use of asbestos, a principal material used in diaphragm-based chlorine manufacturing in as soon as two years following publication of a final rule. Diaphragm technology-based chlorine production makes up a significant part of Olin’s capacity and this proposed government regulation could significantly increase the cost of production that would have negative consequences on our business. The EPA has found “unreasonable risk” associated with several of Olin’s chlorinated organics products under the new TSCA law and we anticipate proposed rules from the EPA on these products also present risk to these businesses. Olin also anticipates future regulatory action related to EDC under the amended TSCA law that could significantly affect the sales, costs and profitability of that product line.
Additionally, the U.S. Congress has proposed legislation that would restrict our ability to import, process and use asbestos in our chlorine manufacturing. While final passage of the legislation is not anticipated, congressional action on this issue could have a material adverse impact our business, financial condition and results of operations. Likewise, Congress and government agencies routinely consider legislation and regulation related to the ammunition business, and legislative or regulatory actions could impact our ability to manufacture and sell certain types of ammunition.
Under REACH, additional testing requirements, documentation, risk assessments and registrations are occurring and will continue to occur and may adversely affect our costs of products produced in or imported into the European Union. The European Union is currently considering regulations related to the use of bisphenol (BisA), or BPA, in chemical manufacturing, which is a critical component of the epoxy resins we manufacture and sell in the region.
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
Various labor unions represent a significant number of our hourly paid employees for collective bargaining purposes. The following significant labor contract will be required to be negotiated in 2023:

Location	Percent of Global Workforce	Expiration Date
Freeport, TX	5%	May 2023
Niagara Falls, NY	1%	July 2023
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
Companies across all industries are facing increased scrutiny related to their ESG policies and practices. Increased focus and activism related to ESG may hinder our access to credit and capital markets, as investors may reconsider their investment as a result of their assessment of our ESG policies and practices. In particular, customers, consumers, investors and other stakeholders are increasingly focusing on environmental issues, including climate change, energy and water use, greenhouse gas (GHG) emissions and other sustainability concerns. Change in public sentiment may result in changing demands for our customers’ products and the products which we produce in light of their perceived environmental impacts or other related issues. These demand changes could cause changes in the market dynamics of our existing products, impacting pricing, or we may incur additional costs to make changes to our operations to comply with such demand changes.
Concern over climate change, GHG emissions in particular, may result in new or increased legal and regulatory requirements to reduce or mitigate impacts to the environment. Increased regulatory requirements or demands for enhanced mitigation of environmental impacts may result in increased compliance costs, including capital expenditures, higher energy and raw materials input costs or compliance with more stringent emissions standards, which may cause disruptions in the manufacture of our products or an increase in operating costs. Any failure to achieve our ESG goals, or a perception of our failure to act responsibly with respect to the environment or to effectively respond to new, or updated, legal or regulatory requirements concerning environmental or other ESG matters, or increased operating or manufacturing costs due to increased regulation or efforts to mitigate environmental impacts could adversely affect our business, financial condition, results of operations and reputation.

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

On April 18, 2022, our Plaquemine, LA site experienced a release of chlorine and a fire. It is possible that we will incur monetary fines or penalties as a result of the incident.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of January 31, 2023, we had 3,005 record holders of our common stock.

Our common stock is traded on the NYSE under the “OLN” ticker symbol.

A dividend of $0.20 per common share was paid during each of the four quarters in 2022 and 2021.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2022	2,146,933	$46.60	2,146,933
November 1-30, 2022	1,206,561	56.99	1,206,561
December 1-31, 2022	1,513,053	53.73	1,513,053
Total				$1,701,506,254	(1)

(1)On July 28, 2022, our Board of Directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $2.0 billion (the 2022 Repurchase Authorization). This program will terminate upon the purchase of $2.0 billion of common stock. On November 1, 2021, our Board of Directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $1.0 billion (the 2021 Repurchase Authorization). This program terminated upon the purchase of $1.0 billion of our common stock during the third quarter of 2022. On April 26, 2018, our Board of Directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $500.0 million (the 2018 Repurchase Authorization). This program terminated upon the purchase of $500.0 million of our common stock during the first quarter of 2022. Through December 31, 2022, 5,937,998 shares of common stock had been repurchased and retired at a total value of $298.5 million and $1,701.5 million of common stock remained available for purchase under the 2022 Repurchase Authorization.

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

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among Olin Corporation, the S&P 500 Index,
S&P 500 Chemicals Index and the S&P 1500 Commodity Chemicals Index

$300
$250
$200
$150
$100
$50
$0
12/17
12/18
12/19
12/20
12/21
12/22
Olin Corporation
S&P 500 Index
S&P 500 Chemicals Index
S&P 1500 Commodity Chemicals Index

	12/17	12/18	12/19	12/20	12/21	12/22
Olin Corporation	100	58	52	78	186	174
S&P 500 Index	100	96	126	149	192	157
S&P 500 Chemicals Index	100	88	108	127	160	142
S&P 1500 Commodity Chemicals Index	100	74	84	90	105	99
Copyright© 2022 Standard & Poor’s, a division of S&P Global. All rights reserved.

Data is for the five-year period from December 31, 2017 through December 31, 2022.  The cumulative return includes reinvestment of dividends.  The performance graph assumes an investment of $100 on December 31, 2017.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

	2022	2021	2020	2019	2018
Operations	($ and shares in millions, except per share data)
Sales	$9,376	$8,911	$5,758	$6,110	$6,946
Cost of goods sold	7,194	6,616	5,375	5,439	5,822
Selling and administration	394	417	422	417	431
Restructuring charges	25	28	9	76	22
Acquisition-related costs	—	—	—	—	1
Goodwill impairment	—	—	700	—	—
Other operating income	16	1	1	—	6
Losses of non-consolidated affiliates	—	—	—	—	(20)
Interest expense	144	348	293	243	243
Interest income and other income	2	—	1	12	2
Non-operating pension income	39	36	19	16	22
Income (loss) before taxes	1,676	1,539	(1,020)	(37)	437
Income tax provision (benefit)	349	242	(50)	(26)	109
Net income (loss)	$1,327	$1,297	$(970)	$(11)	$328
Financial position
Cash and cash equivalents	$194	$181	$190	$221	$179
Working capital, excluding cash and cash equivalents	401	386	329	411	410
Property, plant and equipment, net	2,674	2,914	3,171	3,324	3,482
Total assets	8,044	8,518	8,271	9,188	8,997
Capitalization:
Short-term debt	10	201	26	2	126
Long-term debt	2,571	2,578	3,838	3,339	3,104
Shareholders’ equity	2,544	2,652	1,451	2,418	2,832
Total capitalization	$5,125	$5,431	$5,315	$5,759	$6,062
Total debt to total capitalization	50.4%	51.2%	72.7%	58.0%	53.3%
Per share data
Net income (loss):
Basic	$9.16	$8.15	$(6.14)	$(0.07)	$1.97
Diluted	$8.94	$7.96	$(6.14)	$(0.07)	$1.95
Cash dividends paid per common share	$0.80	$0.80	$0.80	$0.80	$0.80
Other
Capital expenditures	$237	$201	$299	$386	$385
Depreciation and amortization	599	583	568	597	601
Common stock dividends paid	116	128	126	129	134
Repurchases of common stock	1,351	252	—	146	50
Current ratio	1.4	1.3	1.4	1.6	1.5
Effective tax rate	20.8%	15.7%	4.9%	69.4%	25.0%
Average common shares outstanding - diluted	148.5	163.0	157.9	162.3	168.4
Employees(1)	7,780	7,750	8,000	6,500	6,500
(1)     Beginning October 1, 2020, total employees include employees at Lake City which is a government-owned, contractor-operated facility.

Item 6.  [RESERVED]

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS BACKGROUND

Olin Corporation (Olin) is a Virginia corporation, incorporated in 1892, having its principal executive offices in Clayton, MO.  We are a leading vertically-integrated global manufacturer and distributor of chemical products and a leading U.S. manufacturer of ammunition. Our operations are concentrated in three business segments:  Chlor Alkali Products and Vinyls, Epoxy and Winchester.  All of our business segments are capital intensive manufacturing businesses.  The Chlor Alkali Products and Vinyls segment manufactures and sells chlorine and caustic soda, ethylene dichloride and vinyl chloride monomer, methyl chloride, methylene chloride, chloroform, carbon tetrachloride, perchloroethylene, hydrochloric acid, hydrogen, bleach products and potassium hydroxide.  The Epoxy segment produces and sells a full range of epoxy materials and precursors, including aromatics (acetone, bisphenol, cumene and phenol), allyl chloride, epichlorohydrin, liquid epoxy resins, solid epoxy resins and systems and growth products such as converted epoxy resins and additives. The Winchester segment produces and sells sporting ammunition, reloading components, small caliber military ammunition and components, and industrial cartridges.

RECENT DEVELOPMENTS AND HIGHLIGHTS

2022 Overview

Net income was $1,326.9 million for 2022 compared to $1,296.7 million for 2021, an increase of $30.2 million, or 2%. The increase in results from the prior year was primarily due to improved operating results in our Chlor Alkali Products and Vinyls segment and lower interest expense, partially offset by a decline in the operating results of our Epoxy and Winchester business segments. Diluted net income per share was $8.94 for 2022 compared to $7.96 for 2021, an increase of $0.98 per share, or 12%. The increase in diluted net income per share was positively impacted by share repurchases throughout 2022.

Chlor Alkali Products and Vinyls reported segment income of $1,181.3 million for 2022 compared to $997.8 million for 2021. Chlor Alkali Products and Vinyls segment results were higher than in the prior year due to higher pricing across all products except vinyls intermediates, partially offset by higher raw materials and operating costs and lower volumes across all products.

Epoxy reported segment income of $388.5 million for 2022 compared to $616.5 million for 2021.  Epoxy segment results were lower than in the prior year primarily due to lower volumes across all products and higher raw materials costs, primarily benzene and propylene, and higher operating costs, partially offset by higher product prices.

Winchester reported segment income of $372.9 million for 2022 compared to $412.1 million for 2021.  Winchester segment results were lower than in the prior year primarily due to lower commercial volumes and higher commodity and operating costs, partially offset by increased commercial ammunition pricing. During 2022, Winchester experienced a transition in its commercial ammunition business from refilling depleted supply chains to filling inventories at the rate of its customers’ sales. In some cases, customers inventories became too high so Winchester chose to preserve value by manufacturing and selling less commercial ammunition.

Liquidity and Share Repurchases

In July 2022, our Board of Directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $2.0 billion. This program will terminate upon the purchase of $2.0 billion of common stock. During 2022, we repurchased and retired 25.7 million shares of common stock at a total value of $1,350.7 million, most of which were repurchased under prior authorized share repurchase programs. As of December 31, 2022, we have $1,701.5 million of remaining authorized common stock to be repurchased under the 2022 Repurchase Authorization program.

During 2022, we repaid $201.1 million of long-term debt which became due utilizing cash on hand.

During 2022, we entered into a new $1,550.0 million senior credit facility (Senior Credit Facility) that replaced our existing senior credit facility. Pursuant to the agreement, the aggregate commitments under our senior revolving credit facility were increased from $800.0 million to $1,200.0 million and the aggregate principal amount under our senior term loan facility remained at $350.0 million. The Senior Credit Facility will mature in October 2027.

During 2022, we also amended our existing Receivables Financing Agreement which increased the aggregate borrowing capacity from $300.0 million to $425.0 million and extended the maturity to October 2025.

Other Events

The invasion of Ukraine by Russia and the sanctions imposed in response to this crisis have increased the level of economic and political uncertainty. Russia sales represented less than 0.5% of our total sales for the full year 2021. During the first quarter of 2022, we ceased all sales to and purchases from Russia. Additionally, sanctions from the U.S. and the European Union continue to evolve, along with the overall impact the invasion has on the global economic and political environment. We continue to closely monitor the changing environment, including the increased volatility and heightened degree of uncertainty resulting from the invasion. As of now, the direct impact on our operations has not been significant, but we are unable to fully determine the future impact the invasion and the corresponding global response will have on our business.

CONSOLIDATED RESULTS OF OPERATIONS

	Years ended December 31,
	2022	2021	2020
	($ in millions, except per share data)
Sales	$9,376.2	$8,910.6	$5,758.0
Cost of goods sold	7,194.3	6,616.4	5,374.6
Gross margin	2,181.9	2,294.2	383.4
Selling and administration	393.9	416.9	422.0
Restructuring charges	25.3	27.9	9.0
Goodwill impairment	—	—	699.8
Other operating income	16.3	1.4	0.7
Operating income (loss)	1,779.0	1,850.8	(746.7)
Interest expense	143.9	348.0	292.7
Interest income	2.2	0.2	0.5
Non-operating pension income	38.7	35.7	18.9
Income (loss) before taxes	1,676.0	1,538.7	(1,020.0)
Income tax provision (benefit)	349.1	242.0	(50.1)
Net income (loss)	$1,326.9	$1,296.7	$(969.9)
Net income (loss) per common share:
Basic	$9.16	$8.15	$(6.14)
Diluted	$8.94	$7.96	$(6.14)

2022 Compared to 2021

Sales for 2022 were $9,376.2 million compared to $8,910.6 million in 2021, an increase of $465.6 million, or 5%.  Chlor Alkali Products and Vinyls sales increased by $944.2 million, primarily due to higher pricing across all products, except vinyls intermediates, partially offset by lower volumes. Winchester sales increased by $16.9 million, primarily due to increased commercial ammunition pricing partially offset by lower volumes. Epoxy sales decreased by $495.5 million, primarily due to lower volumes partially offset by higher product prices.

Gross margin in 2022 decreased $112.3 million from 2021. Epoxy gross margin decreased by $238.4 million and Winchester gross margin decreased by $36.2 million, primarily due to lower volumes and higher raw material and operating costs, partially offset by higher product pricing. Chlor Alkali Products and Vinyls gross margin increased by $185.2 million, primarily due to higher pricing, partially offset by higher raw material and operating costs and lower volumes. Gross margin as a percentage of sales decreased to 23% in 2022 from 26% in 2021.

Selling and administration expenses in 2022 decreased $23.0 million, or 6%, from 2021. The decrease was primarily due to lower variable incentive compensation expense of $35.4 million, which includes mark-to-market adjustments on stock-based compensation expense, partially offset by higher legal and legal-related settlement expense of $7.1 million and an unfavorable foreign currency impact of $7.5 million. Selling and administration expenses as a percentage of sales decreased to 4% in 2022 from 5% in 2021.

Restructuring charges for 2022 were $25.3 million compared to $27.9 million in 2021. The decrease in charges was primarily due to a productivity initiative to align the organization with our new operating model and improve efficiencies, which was completed during the second quarter of 2021, which resulted in pretax restructuring charges of $10.1 million for 2021. Partially offsetting this action, during the fourth quarter 2022, we committed and completed a plan to close down one of our BisA production lines at our Stade, Germany site. This action resulted in pretax restructuring charges of $8.0 million for 2022.

Other operating income for 2022 included $13.0 million of gains for the sale of two former manufacturing facilities.

Interest expense in 2022 decreased $204.1 million from 2021. Interest expense for 2021 included $137.7 million of bond redemption premiums and $14.5 million for write-off of deferred debt issuance costs, write-off of bond original issue discount, and recognition of deferred fair value interest rate swap losses. Interest expense for 2022 and 2021 was reduced by capitalized interest of $3.1 million and $3.2 million, respectively. Without these items, interest expense decreased by $52.0 million, primarily due to a lower level of debt outstanding and lower average interest rates.

Non-operating pension income includes all components of pension and other postretirement income (costs) other than service costs.

The effective tax rate for 2022 included a benefit associated with a legal entity liquidation, prior year tax positions and stock-based compensation, a benefit from remeasurement of deferred taxes due to a decrease in our state effective tax rates, an expense associated with a net increase in the valuation allowance related to state tax credits and an expense from a change in tax contingencies. These factors resulted in a net $60.2 million tax benefit. After giving consideration to these items, the effective tax rate for 2022 of 24.4% was higher than the 21% U.S. federal statutory rate primarily due to state taxes, an increase in the valuation allowance related to losses in foreign jurisdictions and foreign income taxes, partially offset by foreign income exclusions and favorable permanent salt depletion deductions. The effective tax rate for 2021 included benefits from a net decrease in the valuation allowance related to deferred tax assets in foreign jurisdictions and domestic tax credits, a benefit associated with prior year tax positions, a benefit associated with stock-based compensation, an expense from remeasurement of deferred taxes due to an increase in our state effective tax rates and an expense from a change in tax contingencies. These factors resulted in a net $103.6 million tax benefit. After giving consideration to these items, the effective tax rate for 2021 of 22.5% was higher than the 21% U.S. federal statutory rate primarily due to state taxes, foreign income inclusions and foreign income taxes, partially offset by a net decrease in the valuation allowance related to utilization of losses in foreign jurisdictions and favorable permanent salt depletion deductions.

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

Selling and administration expenses in 2021 decreased $5.1 million, or 1%, from 2020. The decrease was primarily due to the absence of $73.9 million of costs associated with a multi-year implementation of new enterprise resource planning, manufacturing and engineering systems, and related infrastructure (collectively, the Information Technology Project), which was completed in late 2020. This decrease was partially offset by higher variable incentive compensation expense $49.4 million, which includes mark-to-market adjustments on stock-based compensation expense, and inclusion of a full year of selling and administration expenses associated with Lake City operations of $18.6 million. Selling and administration expenses as a percentage of sales decreased to 5% in 2021 from 7% in 2020.

Restructuring charges for 2021 were $27.9 million compared to $9.0 million in 2020. The increase in charges were primarily due to a productivity initiative to align the organization with our new operating model and improve efficiencies, which was completed during the second quarter of 2021, and the 2021 decisions to permanently close our diaphragm-grade chlor alkali capacity, representing 400,000 tons, at our McIntosh, AL facility.

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

SEGMENT RESULTS

We define segment results as income (loss) before interest expense, interest income, goodwill impairment charges, other operating income (expense), non-operating pension income, other income and income taxes. We have three operating segments: Chlor Alkali Products and Vinyls, Epoxy and Winchester. The three operating segments reflect the organization used by our management for purposes of allocating resources and assessing performance. Chlorine and caustic soda used in our Epoxy segment is transferred at cost from the Chlor Alkali Products and Vinyls segment.

	Years ended December 31,
	2022	2021	2020
Sales:	($ in millions)
Chlor Alkali Products and Vinyls	$5,085.0	$4,140.8	$2,959.9
Epoxy	2,690.5	3,186.0	1,870.5
Winchester	1,600.7	1,583.8	927.6
Total sales	$9,376.2	$8,910.6	$5,758.0
Income (loss) before taxes:
Chlor Alkali Products and Vinyls	$1,181.3	$997.8	$3.5
Epoxy	388.5	616.5	40.8
Winchester	372.9	412.1	92.3
Corporate/Other:
Environmental expense(1)	(23.2)	(14.0)	(20.9)
Other corporate and unallocated costs(2)	(131.5)	(135.1)	(154.3)
Restructuring charges	(25.3)	(27.9)	(9.0)
Goodwill impairment	—	—	(699.8)
Other operating income(3)	16.3	1.4	0.7
Interest expense(4)	(143.9)	(348.0)	(292.7)
Interest income	2.2	0.2	0.5
Non-operating pension income	38.7	35.7	18.9
Income (loss) before taxes	$1,676.0	$1,538.7	$(1,020.0)

(1)Environmental expense for the years ended December 31, 2022 and 2021 included $1.0 million and $2.2 million, respectively, of insurance recoveries for environmental costs incurred and expensed in prior periods. Environmental expense is included in cost of goods sold in the consolidated statements of operations.

(2)Other corporate and unallocated costs for the year ended December 31, 2020 included costs associated with the implementation of the Information Technology Project of $73.9 million.

(3)Other operating income for the year ended December 31, 2022 included $13.0 million of gains for the sale of two former manufacturing facilities. Other operating income for the year ended December 31, 2021 included a $1.4 million gain on the sale of a terminal facility.

(4)Interest expense for the year ended December 31, 2021 included a loss on extinguishment of debt of $152.2 million which includes bond redemption premiums, write-off of deferred debt issuance costs, bond original issue discount, and recognition of deferred fair value interest rate swap losses associated with the optional prepayment of existing debt. Interest expense for the year ended December 31, 2020 included a loss on extinguishment of debt of $20.4 million which includes bond redemption premiums and write-off of deferred debt issuance costs. Interest expense for the year ended 2020 included $4.0 million of accretion expense related to the ethylene payment discount. Interest expense was reduced by capitalized interest of $3.1 million, $3.2 million and $6.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Chlor Alkali Products and Vinyls

2022 Compared to 2021

Chlor Alkali Products and Vinyls sales for 2022 were $5,085.0 million compared to $4,140.8 million for 2021, an increase of $944.2 million, or 23%.  The sales increase was primarily due to higher pricing across all products except vinyls intermediates partially offset by lower volumes.

Chlor Alkali Products and Vinyls reported segment income of $1,181.3 million for 2022 compared to $997.8 million for 2021, an increase of $183.5 million.  Chlor Alkali Products and Vinyls 2021 operating results were favorably impacted by Winter Storm Uri ($121.4 million), which includes a net one-time benefit associated with Olin’s customary financial hedges and contracts maintained to provide protection from rapid and dramatic changes in energy costs, partially offset by unabsorbed fixed manufacturing costs and storm-related maintenance costs. Without the impact of Winter Storm Uri, the increase in segment results of $304.9 million was due to higher prices across all products, except vinyls intermediates ($1,495.9 million), partially offset by higher raw material and operating costs ($491.4 million), primarily increased natural gas and electrical power costs, lower volumes across all products ($479.2 million) and increased costs associated with product purchased from other parties ($220.4 million). Chlor Alkali Products and Vinyls segment results included depreciation and amortization expense of $482.2 million and $466.4 million in 2022 and 2021, respectively.

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

Chlor Alkali Products and Vinyls reported segment income of $997.8 million for 2021 compared to $3.5 million for 2020, an increase of $994.3 million.  The increase in Chlor Alkali Product and Vinyls segment results was due to higher product prices ($1,128.0 million) and the favorable impact of Winter Storm Uri ($121.4 million), partially offset by higher raw material and operating costs ($132.8 million) and increased costs associated with product purchased from other parties ($122.3 million). The impact of Winter Storm Uri includes a net one-time benefit associated with Olin’s customary financial hedges and contracts maintained to provide protection from rapid and dramatic changes in energy costs, partially offset by unabsorbed fixed manufacturing costs and storm-related maintenance costs. Chlor Alkali Products and Vinyls segment results included depreciation and amortization expense of $466.4 million and $451.4 million in 2021 and 2020, respectively.

Epoxy

2022 Compared to 2021

Epoxy sales were $2,690.5 million for 2022 compared to $3,186.0 million for 2021, a decrease of $495.5 million, or 16%.  The sales decrease was due to lower volumes ($942.1 million) and an unfavorable effect of foreign currency translation ($144.1 million), partially offset by higher product prices ($590.7 million).

Epoxy reported segment income of $388.5 million for 2022 compared to $616.5 million for 2021, a decrease of $228.0 million. Epoxy 2021 operating results were unfavorably impacted by Winter Storm Uri ($21.5 million), which included unabsorbed fixed manufacturing costs and storm-related maintenance costs. Without the impact of Winter Storm Uri, the decrease in segment results of $249.5 million was due to lower volumes ($460.5 million), higher raw material costs ($260.3 million), primarily benzene and propylene, higher operating costs ($106.5 million), primarily increased natural gas and electrical power costs, and a net unfavorable foreign currency impact ($12.9 million). These decreases were partially offset by higher product prices ($590.7 million). A significant percentage of our Euro denominated sales are of products manufactured within Europe. As a result, the impact of foreign currency translation on revenue is primarily offset by the impact of foreign currency translation on raw materials and manufacturing costs also denominated in Euros. Epoxy segment results included depreciation and amortization expense of $83.3 million and $86.1 million in 2022 and 2021, respectively.

2021 Compared to 2020

Epoxy sales were $3,186.0 million for 2021 compared to $1,870.5 million for 2020, an increase of $1,315.5 million, or 70%.  The sales increase was due to higher product prices ($1,211.0 million), a favorable effect of foreign currency translation ($74.9 million), and higher volumes ($29.6 million).

Epoxy reported segment income of $616.5 million for 2021 compared to $40.8 million for 2020, an increase of $575.7 million. The increase in segment results was due to higher product prices ($1,211.0 million) and increased volumes ($11.5 million), partially offset by higher raw material costs ($554.4 million), primarily benzene and propylene, higher operating and maintenance turnaround costs ($70.9 million) and the unfavorable impact of Winter Storm Uri ($21.5 million). A significant percentage of our Euro denominated sales are of products manufactured within Europe. As a result, the impact of foreign currency translation on revenue is primarily offset by the impact of foreign currency translation on raw materials and manufacturing costs also denominated in Euros. Epoxy segment results included depreciation and amortization expense of $86.1 million and $90.7 million in 2021 and 2020, respectively.

Winchester

2022 Compared to 2021

Winchester sales were $1,600.7 million for 2022 compared to $1,583.8 million for 2021, an increase of $16.9 million, or 1%.  The increase was due to higher sales to military customers ($23.7 million) and law enforcement agencies ($18.2 million) partially offset by lower commercial sales ($25.0 million). The lower commercial sales were primarily due to lower volumes, partially offset by higher pricing. During 2022, Winchester experienced a transition in its commercial ammunition business from refilling depleted supply chains to filling inventories at the rate of its customers’ sales. In some cases, customers inventories became too high so Winchester chose to preserve value by manufacturing and selling less commercial ammunition.

Winchester reported segment income of $372.9 million for 2022 compared to $412.1 million for 2021, a decrease of $39.2 million.  The decrease in segment results was due to higher commodity and operating costs ($86.9 million) and lower volumes ($80.8 million), partially offset by higher product pricing ($128.4 million). Winchester segment results included depreciation and amortization expense of $24.6 million and $23.3 million in 2022 and 2021, respectively.

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

Corporate/Other

2022 Compared to 2021

For the year ended December 31, 2022 and 2021, environmental expense included $1.0 million and $2.2 million, respectively, of insurance recoveries for environmental costs incurred and expensed in prior periods. Without these recoveries, charges to income for environmental investigatory and remedial activities for the year ended December 31, 2022 would have been $24.2 million, compared to $16.2 million for the year ended December 31, 2021. These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For 2022, other corporate and unallocated costs were $131.5 million compared to $135.1 million for 2021, a decrease of $3.6 million, or 3%.  The decrease was primarily due to lower variable incentive compensation costs ($27.9 million), which includes mark-to-market adjustments on stock-based compensation expense, partially offset by higher legal and legal-related settlement expenses ($7.6 million) and an unfavorable foreign currency impact ($7.1 million).

2021 Compared to 2020

For the year ended December 31, 2021, environmental expense were $14.0 million, which includes $2.2 million of insurance recoveries for environmental costs incurred and expensed in prior periods. Without these recoveries, charges to income for environmental investigatory and remedial activities for the year ended December 31, 2021 would have been $16.2 million, compared to $20.9 million for the year ended December 31, 2020. These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For 2021, other corporate and unallocated costs were $135.1 million compared to $154.3 million for 2020, a decrease of $19.2 million, or 12%.  The decrease was primarily due to the absence of of costs associated with the implementation of the Information Technology Project ($73.9 million), which was completed in late 2020, partially offset by higher variable incentive compensation costs ($45.7 million), which includes mark-to-market adjustments on stock-based compensation expense, and an unfavorable foreign currency impact ($7.0 million).

Restructurings

As a result of weak global resin demand and higher cost structures within the European region, we began a review of our global Epoxy asset footprint to optimize the most productive and cost effective assets to support our strategic operating model. We committed to and completed a plan during the fourth quarter of 2022 to close down one of our BisA production lines at our Stade, Germany site. For the year ended December 31, 2022, we recorded pretax restructuring charges of $8.0 million for employee severance and related benefit costs and the write-off of equipment and facility costs related to this action. We expect to incur additional restructuring charges through 2024 of approximately $10 million related to this action.

On March 15, 2021, we announced that we had made the decision to permanently close approximately 50% of our diaphragm-grade chlor alkali capacity, representing 200,000 tons, at our McIntosh, AL facility. The closure was completed in the first quarter of 2021. On October 21, 2021, we announced that we had made a decision to permanently cease operations of the remaining 50% of our diaphragm-grade chlor alkali capacity, representing an additional 200,000 tons, at our McIntosh, AL facility. The closure was completed during third quarter of 2022. For the years ended December 31, 2022 and 2021, we recorded pretax restructuring charges of $8.3 million and $5.6 million, respectively, for write-off of equipment and facility costs, lease and other contract termination costs and for facility exit costs related to this action. We expect to incur additional restructuring charges through 2027 of approximately $30 million related to these actions.

On January 18, 2021, we announced we had made the decision to permanently close our trichloroethylene and anhydrous hydrogen chloride liquefaction facilities in Freeport, TX, which were completed in the fourth quarter of 2021. For the years ended December 31, 2022 and 2021, we recorded pretax restructuring charges of $2.6 million and $6.5 million, respectively, for facility exit costs related to these actions. We expect to incur additional restructuring charges through 2024 of approximately $15 million related to these actions.

On December 11, 2019, we announced that we had made the decision to permanently close a chlor alkali plant with a capacity of 230,000 tons and our VDC production facility, both in Freeport, TX.  The VDC facility and related chlor alkali plant were closed during the fourth quarter of 2020 and second quarter of 2021, respectively. For the years ended December 31, 2022 and 2021, we recorded pretax restructuring charges of $6.0 million and $3.9 million, respectively, for facility exit costs related to these actions. We expect to incur additional restructuring charges through 2026 of approximately $30 million related to these actions.

Olin committed to a productivity initiative to align the organization with our strategic operating model and improve efficiencies. These actions and related activities were completed during the second quarter of 2021. For the year ended December 31, 2021, we recorded pretax restructuring charges of $10.3 million for employee severance and related benefit costs related to these actions. We do not expect to incur additional restructuring charges related to these actions.

2023 OUTLOOK

In 2023, we expect the challenging global economic conditions to continue as we expect operating results to decline across all our business segments compared to 2022. We expect our chemical businesses to continue to be tested by European and North American epoxy demand weakness and vinyls intermediates demand weakness. As a result, we expect the first quarter 2023 operating results from our Chemical businesses to be slightly lower than fourth quarter 2022 levels. We expect our Winchester business first quarter 2023 results to increase sequentially from fourth quarter 2022 but to be lower than first quarter 2022 levels due to lower commercial ammunition shipments. Overall, we expect Olin’s first quarter 2023 operating results to slightly decline from fourth quarter 2022 levels.

Other Corporate and Unallocated costs in 2023 are expected to be comparable with the $131.5 million in 2022.

During 2023, we anticipate environmental expenses in the $25 million to $30 million range, compared to $23.2 million in 2022.

We expect non-operating pension income in 2023 to be in the $25 million to $30 million range compared to $38.7 million in 2022. Based on our plan assumptions and estimates, we will not be required to make any cash contributions to our domestic qualified defined benefit pension plan in 2023. We have several international qualified defined benefit pension plans for which we anticipate cash contributions of less than $5 million in 2023.

In 2023, we currently expect our capital spending to be in the $200 million to $250 million range and we expect to make payments under other long-term supply contracts in the $50 million to $100 million range for energy modernization on the U.S. Gulf Coast. We expect 2023 depreciation and amortization expense to be in the $550 million to $575 million range.

We currently believe the 2023 effective tax rates will be in the 25% to 30% range and our cash tax rate to be in the 30% to 35% range as a result of previously deferred international tax payments expected to be made in 2023.

PENSION AND POSTRETIREMENT BENEFITS

We recorded an after-tax benefit of $46.8 million ($72.1 million pretax) to shareholders’ equity as of December 31, 2022 for our pension and other postretirement plans.  This benefit primarily reflected a 260-basis point increase in the domestic pension plans’ discount rate and a 230-basis point increase in the international defined benefit pension plans’ discount rate, partially offset by unfavorable performance on plan assets during 2022. In 2021, we recorded an after-tax benefit of $188.5 million ($249.7 million pretax) to shareholders’ equity as of December 31, 2021 for our pension and other postretirement plans. This benefit primarily reflected a 50-basis point increase in the domestic pension plans’ discount rate and favorable performance on plan assets during 2021. In 2020, we recorded an after-tax charge of $14.8 million ($26.6 million pretax) to shareholders’ equity as of December 31, 2020 for our pension and other postretirement plans.  This benefit primarily reflected favorable performance on plan assets during 2020, partially offset by an 80-basis point decrease in the domestic pension plans’ discount rate. These non-cash charges to shareholders’ equity do not affect our ability to borrow under our senior credit facility.

Based on our plan assumptions and estimates, we will not be required to make any cash contributions to the domestic qualified defined benefit pension plan at least through 2023.

In connection with international qualified defined benefit pension plans, we made cash contributions of $1.3 million, $1.1 million and $2.1 million in 2022, 2021 and 2020, respectively, and we anticipate less than $5 million of cash contributions to international qualified defined benefit pension plans in 2023.

At December 31, 2022, the projected benefit obligation of $2,115.3 million exceeded the market value of assets in our qualified defined benefit pension plans by $227.1 million, as calculated under Accounting Standards Codification (ASC) 715 “Compensation—Retirement Benefits”.

Components of net periodic benefit (income) costs were:

	Years ended December 31,
	2022	2021	2020
	($ in millions)
Pension benefits	$(33.0)	$(27.5)	$(11.7)
Other postretirement benefit costs	3.8	4.5	4.9

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

ENVIRONMENTAL MATTERS

	Years ended December 31,
	2022	2021	2020
Cash outlays:	($ in millions)
Remedial and investigatory spending (charged to reserve)	$24.6	$16.4	$12.8
Capital spending	1.5	4.1	3.8
Plant operations (charged to cost of goods sold)	178.8	194.9	182.8
Total cash outlays	$204.9	$215.4	$199.4

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

Total environmental-related cash outlays for 2023 are estimated to be approximately $215 million, of which approximately $25 million to $30 million is expected to be spent on investigatory and remedial efforts, approximately $5 million on capital projects and approximately $185 million on normal plant operations.  Historically, we have funded our environmental capital expenditures through cash flow from operations and expect to do so in the future.

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

Our liabilities for future environmental expenditures were as follows:

	December 31,
	2022	2021	2020
	($ in millions)
Beginning balance	$147.3	$147.2	$139.0
Charges to income	24.2	16.2	20.9
Remedial and investigatory spending	(24.6)	(16.4)	(12.8)
Foreign currency translation adjustments	(0.3)	0.3	0.1
Ending balance	$146.6	$147.3	$147.2

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

We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites.  Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.  Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages.  With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we expect to incur to protect our interests against those unasserted claims.  Our accrued liabilities for unasserted claims amounted to $9.0 million at December 31, 2022.  With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and operation, maintenance and monitoring (OM&M) expenses that, in our experience, we expect to incur in connection with the asserted claims.  Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.

Environmental provisions charged to income, which are included in cost of goods sold, were as follows:

	Years ended December 31,
	2022	2021	2020
	($ in millions)
Provisions charged to income	$24.2	$16.2	$20.9
Insurance recoveries for costs incurred and expensed	(1.0)	(2.2)	—
Environmental expense	$23.2	$14.0	$20.9

These charges relate primarily to remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites and may be material to operating results in future years.

Environmental expense for the years ended December 31, 2022 and 2021 included $1.0 million and $2.2 million, respectively, of insurance recoveries for environmental costs incurred and expensed in prior periods. Environmental expense is included in cost of goods sold in the consolidated statement of operations.

We have included additional information with respect to environmental matters within Note 20, “Environmental,” of our Notes to Consolidated Financial Statements.

LEGAL MATTERS AND CONTINGENCIES

Please see the discussion of legal matters and contingencies within Item 8, under the heading of “Legal Matters” within Note 22 “Commitments and Contingencies.”

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Data

	Years ended December 31,
	2022	2021	2020
Provided by (used for)	($ in millions)
Net operating activities	$1,921.9	$1,741.0	$433.0
Capital expenditures	(236.9)	(200.6)	(298.9)
Payments under long-term supply contracts	(37.7)	—	(536.8)
Net investing activities	(259.7)	(197.4)	(835.7)
Long-term debt (repayments) borrowings, net	(201.1)	(1,103.1)	520.3
Debt early redemption premium	—	(137.7)	(14.6)
Common stock repurchased and retired	(1,350.7)	(251.9)	—
Stock options exercised	25.7	72.4	1.9
Dividends paid	(116.2)	(127.8)	(126.3)
Net financing activities	(1,646.7)	(1,552.0)	371.0

Operating Activities

For 2022, cash provided by operating activities increased by $180.9 million from 2021, primarily due to a decrease in working capital compared with the prior year. For 2022, working capital decreased $65.2 million, compared to an increase of $243.1 million in 2021. Receivables decreased by $160.8 million from December 31, 2021, primarily as a result of lower sales in the fourth quarter of 2022 compared to fourth quarter of 2021. Inventories increased by $86.3 million from December 31, 2021 primarily as a result of increased raw material costs and increased inventory quantities within our Winchester and Epoxy businesses.

For 2021, cash provided by operating activities increased by $1,308.0 million from 2020, primarily due to a increase in operating results, partially offset by working capital increases to support operations. For 2021, working capital increased $243.1 million, compared to a decrease of $141.6 million in 2020. The working capital increase primarily reflects a higher sales level. Receivables increased by $360.0 million from December 31, 2020, primarily as a result of higher sales in the fourth quarter of 2021. For the year ended December 31, 2021, our days sales outstanding (DSO), which was calculated by dividing period end accounts receivable by average daily sales for the period, improved from the comparable prior year period. Inventories increased by $206.0 million from December 31, 2020 and accounts payable and accrued liabilities increased $240.1 million, which were both primarily as a result of increased raw material costs.

Investing Activities

Capital spending was $236.9 million and $200.6 million in 2022 and 2021, respectively. In 2023, we expect our capital spending to be in the $200 million to $250 million range.

For the year ended December 31, 2022, payments of $37.7 million were made under other long-term supply contracts for energy modernization projects on the U.S. Gulf Coast and we expect to make payments in the $50 million to $100 million range in 2023.

For the year ended December 31, 2022, we received proceeds of $14.9 million for the sale of two former manufacturing facilities.

Financing Activities

During 2022 and 2021, activity of our outstanding debt included:

	Year Ended December 31, 2022	Year Ended December 31, 2021
	Long-term Debt Borrowings (Repayments)	Long-term Debt Borrowings (Repayments)	Debt Early Redemption Premiums Paid
Debt Instrument	($ in millions)
Borrowings:
Senior Revolving Credit Facility	$320.0	$—
Senior Term Loans	—	315.0
Receivables Financing Agreement	95.0	225.0
Total borrowings	$415.0	$540.0
Repayments:
10.00% senior notes, due 2025 (Blue Cube 2025 Notes)	$—	$(500.0)	$25.0
9.50% senior notes, due 2025 (2025 Notes)	—	(391.4)	99.4
9.75% senior notes, due 2023 (2023 Notes)	—	(120.0)	2.9
5.625% senior notes, due 2029 (2029 Notes)	—	(80.7)	8.0
5.00% senior notes, due 2030 (2030 Notes)	—	(34.7)	2.4
5.50% senior notes, due 2022 (2022 Notes)	(200.0)	—	—
Senior Revolving Credit Facility	(320.0)	—	—
Senior Term Loans	—	(465.0)	2.0
Receivables Financing Agreement	(95.0)	(50.0)	—
Finance leases	(1.1)	(1.3)	—
Total repayments	$(616.1)	$(1,643.1)	$137.7
Long-term debt repayments, net	$(201.1)	$(1,103.1)

In 2022 and 2021, we paid debt issuance costs of $4.4 million and $3.9 million, respectively, primarily for the refinancing of our senior credit facilities.

In 2022 and 2021, we repurchased and retired 25.7 million and 4.7 million shares, respectively, of common stock with a total value of $1,350.7 million and $251.9 million, respectively.

In 2022 and 2021, we issued 1.1 million and 3.4 million shares, respectively, with a total value of $25.7 million and $72.4 million, respectively, representing stock options exercised.

The percent of total debt to total capitalization decreased to 50.4% at December 31, 2022 compared to 51.2% at December 31, 2021, as a result of a lower level of debt outstanding, partially offset by lower shareholders’ equity, primarily due to common stock repurchases partially offset by our operating results.

Dividends per common share were $0.80 in 2022 and 2021.  Total dividends paid on common stock amounted to $116.2 million and $127.8 million in 2022 and 2021, respectively.  On February 22, 2023, our board of directors declared a dividend of $0.20 per share on our common stock, payable on March 13, 2023 to shareholders of record on March 6, 2023.

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

In 2022, we repaid approximately $201.1 million of our outstanding debt using cash generated from operations. During 2022, activity of our outstanding debt included:

Long-term Debt Borrowings (Repayments)
Year Ended December 31, 2022
Debt Instrument	($ in millions)
Borrowings:
Senior Revolving Credit Facility	$320.0
Receivables Financing Agreement	95.0
Total borrowings	$415.0
Repayments:
5.50% senior notes, due 2022	(200.0)
Senior Revolving Credit Facility	(320.0)
Receivables Financing Agreement	(95.0)
Finance leases	(1.1)
Total repayments	$(616.1)
Long-term debt repayments, net	$(201.1)

On October 11, 2022, we entered into a new $1,550.0 million senior credit facility (Senior Credit Facility) that replaced our existing senior credit facility (2021 Senior Credit Facility) which included outstanding senior term loans of $350.0 million and a senior revolving credit facility with aggregate commitments in an amount equal to $800.0 million. The Senior Credit Facility includes a senior term loan facility with aggregate commitments of $350.0 million (Term Loan Facility) and a senior revolving credit facility with aggregate commitments of $1,200.0 million (Senior Revolving Credit Facility). The Term Loan Facility was fully drawn on the closing date with the proceeds of the Term Loan Facility used to refinance the loans and commitments outstanding under the 2021 Senior Credit Facility. The Term Loan Facility will require principal amortization amounts payable beginning March 31, 2023 at a rate of 0.625% per quarter through the end of 2024, increasing to 1.250% per quarter thereafter until maturity. The maturity date for the Senior Credit Facility is October 11, 2027.

The Senior Revolving Credit Facility includes a $100.0 million letter of credit subfacility. At December 31, 2022, we had $1,199.6 million available under our $1,200.0 million Senior Revolving Credit Facility because we had issued $0.4 million of letters of credit.

We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of December 31, 2022, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As a result of our restrictive covenant related to the net leverage ratio, the maximum additional borrowings available to us could be limited in the future. The limitation, if an amendment or waiver from our lenders is not obtained, could restrict our ability to borrow the maximum amounts available under the Senior Revolving Credit Facility and the Receivables Financing Agreement. As of December 31, 2022, there were no covenants or other restrictions that limited our ability to borrow.

The overall cash increase of $13.5 million in 2022 primarily reflects our operating results, partially offset by our share repurchases, capital spending, debt repayments and dividends paid. We believe, based on current and projected levels of cash flow from our operations, together with our cash and cash equivalents on hand and the availability to borrow under our Senior Revolving Credit Facility, Receivables Financing Agreement and AR Facilities, we have sufficient liquidity to meet our short-term and long-term needs to make required payments of interest on our debt, fund our operating needs, working capital, and capital expenditure requirements and comply with the financial ratios in our debt agreements.

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

For the years ended December 31, 2022 and 2021, 25.7 million and 4.7 million shares, respectively, of common stock have been repurchased and retired at a total value of $1,350.7 million and $251.9 million, respectively. As of December 31, 2022, a cumulative total of 5.9 million shares were repurchased and retired at a cost of $298.5 million and $1,701.5 million of common stock remained authorized to be repurchased under the 2022 Repurchase Authorization program.

On October 11, 2022, we amended our existing $300 million Receivables Financing Agreement which increased the facility limit to $425.0 million and extended the maturity to October 14, 2025 (Receivables Financing Agreement). Under the Receivables Financing Agreement, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the Receivables Financing Agreement incorporates the net leverage ratio covenant that is contained in the Senior Credit Facility. As of both December 31, 2022 and 2021, we had $300.0 million drawn under the agreement. As of December 31, 2022, $654.0 million of our trade receivables were pledged as collateral and we had $125.0 million additional borrowing capacity under the Receivables Financing Agreement.

Olin also has trade accounts receivable factoring arrangements (AR Facilities) and pursuant to the terms of the AR Facilities, certain of our domestic subsidiaries may sell their accounts receivable up to a maximum of $207.7 million and certain of our foreign subsidiaries may sell their accounts receivable up to a maximum of €42.9 million. We will continue to service the outstanding accounts sold. These receivables qualify for sales treatment under ASC 860 “Transfers and Servicing” and, accordingly, the proceeds are included in net cash provided by operating activities in the consolidated statements of cash flows. The gross amount of receivables sold for the years ended December 31, 2022 and 2021 totaled $1,049.7 million and $876.4 million, respectively.  The factoring discount paid under the AR Facilities is recorded as interest expense on the consolidated statements of operations. The factoring discount for the years ended December 31, 2022 and 2021 was $3.1 million and $1.1 million, respectively. The agreements are without recourse and therefore no recourse liability has been recorded as of December 31, 2022.  As of December 31, 2022 and 2021, $111.8 million and $83.3 million, respectively, of receivables qualifying for sales treatment were outstanding and will continue to be serviced by us.

We have registered an undetermined amount of securities with the SEC, so that, from time-to-time, we may issue debt securities, preferred stock and/or common stock and associated warrants in the public market under that registration statement.

Credit Ratings

We receive ratings from three independent credit rating agencies: Fitch Ratings (Fitch), Moody's Investor Service (Moody's) and Standard & Poor's (S&P). The following table summarizes our credit ratings as of January 31, 2023:

Credit Ratings	Long-term Rating	Outlook
Fitch Ratings	BBB-	Stable
Moody’s Investors Service	Ba1	Stable
Standard & Poor’s	BB+	Positive

On January 12, 2023, Fitch assigned a first-time inaugural rating of BBB- and a stable outlook. On June 10, 2022, Moody's upgraded Olin to Ba1 from Ba2, and changed its outlook from Positive to Stable. On March 31, 2022, S&P affirmed Olin’s BB+ rating, and revised its outlook from stable to positive.

Contractual Obligations

Our current debt structure is used to fund our business operations.  As of December 31, 2022, we had long-term borrowings, including the current installment and finance lease obligations, of $2,580.7 million, of which $805.9 million was at variable rates.  We expect to meet our contractual obligations through our normal sources of liquidity and believe we have the financial resources to satisfy these contractual obligations.

We have several defined benefit pension and defined contribution plans, as described in Note 12 “Pension Plans” and Note 16 “Contributing Employee Ownership Plan” in the notes to consolidated financial statements contained in Item 8.  We fund the defined benefit pension plans based on the minimum amounts required by law plus such amounts we deem appropriate.  Given the inherent uncertainty as to actual minimum funding requirements for qualified defined benefit pension plans, no amounts are included in this table for any period beyond one year.  Based on the current funding requirements, we will not be required to make any cash contributions to the domestic qualified defined benefit pension plan at least through 2023. We also have postretirement healthcare plans that provide health and life insurance benefits to certain retired employees and their beneficiaries, as described in Note 13 “Postretirement Benefits” in the notes to consolidated financial statements contained in Item 8.  The defined contribution and other postretirement plans are not pre-funded and expenses are paid by us as incurred. Our long-term contractual commitments associated with debt, contingent tax liabilities, pension and other postretirement benefits consisted of the following:

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	($ in millions)
Debt obligations, including finance lease obligations(1)	$9.7	$508.7	$898.0	$1,184.6	$2,601.0
Interest payments under debt obligations(2)	143.9	274.1	209.3	113.5	740.8
Contingent tax liability	18.3	14.9	14.0	4.4	51.6
International qualified pension plan payments(3)	6.4	8.9	11.9	158.5	185.7
Non-qualified pension plan payments	0.7	0.6	1.4	1.5	4.2
Postretirement benefit payments	2.9	5.3	4.8	21.9	34.9
Total	$181.9	$812.5	$1,139.4	$1,484.4	$3,618.2

(1)Excludes unamortized debt issuance costs and unamortized bond original issue discount of $20.3 million at December 31, 2022. All debt obligations are assumed to be held until maturity.

(2)For the purposes of this table, we have assumed for all periods presented that there are no changes in the rates from those in effect at December 31, 2022 which ranged from 4.55% to 9.5%.

(3)These amounts are only estimated payments assuming for our foreign qualified pension plans a weighted average annual expected rate of return on pension plan assets of 3.8% and a discount rate on pension plan obligations of 3.7%.  These estimated payments are subject to significant variation and the actual payments may be more than the amounts estimated.  In connection with international qualified defined benefit pension plans we made cash contributions of $1.3 million, $1.1 million and $2.1 million in 2022, 2021 and 2020, respectively, and we anticipate less than $5 million of cash contributions to international qualified defined benefit pension plans in 2023.

Non-cancelable operating leases and purchasing commitments are utilized in our normal course of business for our projected needs.  Our operating lease commitments as described in Note 21 “Leases” are primarily for railcars, but also include logistics, manufacturing, storage, real estate, and information technology assets.  Virtually none of our lease agreements contain escalation clauses or step rent provisions.  We also have supply contracts with various third parties for certain raw materials, including ethylene, electricity, propylene and benzene. These contracts have initial terms ranging from several to 20 years. Our long-term contractual commitments associated with operating leases and purchasing commitments consisted of the following:

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	($ in millions)
Operating leases	$81.8	$126.5	$80.7	$138.3	$427.3
Purchasing commitments:
Raw materials	949.7	1,776.1	631.1	3,088.8	6,445.7
Capital expenditures	8.1	—	—	—	8.1
Long-term energy supply contracts	75.0	76.4	—	—	151.4
Utilities	11.9	23.7	12.2	8.6	56.4
Total Purchasing Commitments	$1,044.7	$1,876.2	$643.3	$3,097.4	$6,661.6

Other Guarantees

We also have standby letters of credit of $89.8 million of which $0.4 million have been issued under our Senior Revolving Credit Facility.  The letters of credit were used to support certain long-term debt, certain workers compensation insurance policies, certain plant closure and post-closure obligations, certain international payment obligations and certain international pension funding requirements. At December 31, 2022, we had $1,199.6 million available under our Senior Revolving Credit Facility because we had issued $0.4 million of letters of credit.

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

Goodwill

Goodwill is not amortized, but is reviewed for impairment annually in the fourth quarter and/or when circumstances or other events indicate that impairment may have occurred.  ASC 350 “Intangibles—Goodwill and Other” permits entities to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying a quantitative goodwill impairment test. Circumstances that are considered as part of the qualitative assessment and could trigger a quantitative impairment test include, but are not limited to:  a significant adverse change in the business climate; a significant adverse legal judgment; adverse cash flow trends; an adverse action or assessment by a government agency; unanticipated competition; sustained decline in our stock price; and a significant restructuring charge within a reporting unit.  We define reporting units at the business segment level or one level below the business segment level.  For purposes of testing goodwill for impairment, goodwill has been allocated to our reporting units to the extent it relates to each reporting unit.

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

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. The discount rate, profitability assumptions and terminal growth rate of our reporting units and the supply and demand fundamentals of the chlor alkali industry are material assumptions utilized in the discounted cash flow model used to estimate the fair value of each reporting unit.  The discount rate reflects a weighted-average cost of capital, which is calculated, in part based on observable market data.  Some of this data (such as the risk free or treasury rate and the pretax cost of debt) are based on the market data at a point in time.  Other data (such as the equity risk premium) are based upon market data over time for a peer group of companies in the chemical manufacturing or distribution industries with a market capitalization premium added, as applicable. Also factoring into the discount rate is a market participant’s perceived risk (such as the company specific risk premium) in the valuation implied by the sustained reduction in our stock price.

The discounted cash flow analysis requires estimates, assumptions and judgments about future events.  Our analysis uses our internally generated long-range plan.  Specifically, the assumptions in our long-range plan about terminal growth rates, forecasted capital expenditures and changes in future working capital requirements are used to determine the estimated fair value of each reporting unit.  The long-range plan reflects management judgment, supplemented by independent chemical industry analyses which provide multi-year chlor alkali industry operating and pricing forecasts.

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

Environmental

Accruals (charges to income) for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies.  These amounts, which are not discounted and are exclusive of claims against third parties, are adjusted periodically as assessments and remediation efforts progress or additional technical or legal information becomes available.  Environmental costs are capitalized if the costs increase the value of the property and/or mitigate or prevent contamination from future operations.  Environmental costs and recoveries are included in costs of goods sold.

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

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, ethane, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in our manufacturing process.  Settlements on commodity derivative contracts resulted in gains (losses) of $58.2 million, $180.1 million, and $(14.9) million in 2022, 2021, and 2020, respectively which were included in cost of goods sold.  At December 31, 2022, we had open derivative notional contract positions through 2027 totaling $261.2 million (2021—$224.3 million).  If all open futures contracts had been settled on December 31, 2022, we would have recognized a pretax loss of $43.5 million.

If commodity prices were to remain at December 31, 2022 levels, approximately $30.5 million of deferred losses, net of tax, would be reclassified into earnings during the next twelve months.  The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

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

In 2021, we redeemed the 2025 Notes which resulted in recognition of the outstanding deferred swap loss. For the year ended December 31, 2021, $1.8 million of expense was recorded to interest expense on the accompanying consolidated statements of operations related to these swap agreements.

We actively manage currency exposures that are associated with net monetary asset positions, currency purchases and sales commitments denominated in foreign currencies and foreign currency denominated assets and liabilities created in the normal course of business. We enter into forward sales and purchase contracts to manage currency risk to offset our net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of our operations. At December 31, 2022, we had outstanding forward contracts to buy foreign currency with a notional value of $275.8 million and to sell foreign currency with a notional value of $110.7 million. All of the currency derivatives expire within one year and are for U.S. dollar (USD) equivalents. The counterparties to the forward contracts are large financial institutions; however, the risk of loss to us in the event of nonperformance by a counterparty could impact our financial position or results of operations. At December 31, 2021, we had outstanding forward contracts to buy foreign currency with a notional value of $199.0 million and to sell foreign currency with a notional value of $124.4 million.

Our foreign currency forward contracts and certain commodity derivatives did not meet the criteria to qualify for hedge accounting.  The effect on operating results of items not qualifying for hedge accounting was a (loss) gain of $(27.3) million, $(22.0) million and $17.7 million in 2022, 2021 and 2020, respectively.

The fair value of our derivative asset and liability balances were:

	December 31,
	2022	2021
	($ in millions)
Other current assets	$1.8	$26.8
Other assets	4.0	7.9
Total derivative asset	$5.8	$34.7
Accrued liabilities	$42.5	$3.5
Other liabilities	7.4	0.3
Total derivative liability	$49.9	$3.8

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

Energy costs, including electricity and natural gas, and certain raw materials used in our production processes are subject to price volatility.  Depending on market conditions, we may enter into futures contracts, forward contracts, commodity swaps and put and call option contracts in order to reduce the impact of commodity price fluctuations.  As of December 31, 2022, we maintained open positions on commodity contracts with a notional value totaling $261.2 million ($224.3 million at December 31, 2021).  Assuming a hypothetical 10% increase in commodity prices, which are currently hedged, as of December 31, 2022, we would experience a $26.1 million ($22.4 million at December 31, 2021) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.

We transact business in various foreign currencies other than the USD which exposes us to movements in exchange rates which may impact revenue and expenses, assets and liabilities and cash flows. Our significant foreign currency exposure is denominated with European currencies, primarily the Euro, although exposures also exist in other currencies of Asia Pacific, Latin America, Middle East and Africa. For all derivative positions, we evaluated the effects of a 10% shift in exchange rates between those currencies and the USD, holding all other assumptions constant. Unfavorable currency movements of 10% would negatively affect the fair values of the derivatives held to hedge currency exposures by $38.6 million. These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities.  Our current debt structure is used to fund business operations, and commitments from banks under our Senior Revolving Credit Facility, Receivables Financing Agreement and AR Facilities are sources of liquidity.  As of December 31, 2022, we had long-term borrowings, including current installments of long-term debt and finance lease obligations, of $2,580.7 million ($2,779.3 million at December 31, 2021) of which $805.9 million ($805.9 million at December 31, 2021) was issued at variable rates. Included within long-term borrowings on the consolidated balance sheets were deferred debt issuance costs and unamortized bond original issue discount.

Assuming no changes in the $805.9 million of variable-rate debt levels from December 31, 2022, we estimate that a hypothetical change of 100-basis points in the secured overnight financing rate (SOFR) from 2022 would impact annual interest expense by $8.1 million.

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

The management of Olin Corporation has assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2022.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013) to guide our analysis and assessment.  Based on our assessment as of December 31, 2022, the company’s internal control over financial reporting was effective based on those criteria.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Olin Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of environmental obligations

As discussed in Notes 2 and 20 to the consolidated financial statements, the Company has recorded liabilities for future environmental expenditures of $146.6 million as of December 31, 2022. The Company accrues a liability for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based upon current law and existing technologies. The liability is adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available.

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

St. Louis, Missouri
February 23, 2023

CONSOLIDATED BALANCE SHEETS
December 31
(In millions, except per share data)

Assets	2022	2021
Current assets:
Cash and cash equivalents	$194.0	$180.5
Receivables, net	924.6	1,106.5
Income taxes receivable	43.2	0.3
Inventories, net	941.9	868.3
Other current assets	52.7	92.7
Total current assets	2,156.4	2,248.3
Property, plant and equipment, net	2,674.1	2,913.6
Operating lease assets, net	356.0	372.4
Deferred income taxes	60.5	99.3
Other assets	1,102.5	1,131.8
Intangible assets, net	273.8	331.7
Goodwill	1,420.9	1,420.6
Total assets	$8,044.2	$8,517.7
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$9.7	$201.1
Accounts payable	837.7	847.7
Income taxes payable	133.4	98.4
Current operating lease liabilities	71.8	76.8
Accrued liabilities	508.8	458.1
Total current liabilities	1,561.4	1,682.1
Long-term debt	2,571.0	2,578.2
Operating lease liabilities	292.5	302.0
Accrued pension liability	234.5	381.9
Deferred income taxes	507.3	558.9
Other liabilities	333.9	362.4
Total liabilities	5,500.6	5,865.5
Commitments and contingencies
Shareholders’ equity:
Common stock, $1.00 par value per share:
Authorized, 240.0 shares; issued and outstanding, 132.3 and 156.8 shares	132.3	156.8
Additional paid-in capital	682.7	1,969.6
Accumulated other comprehensive loss	(495.9)	(488.0)
Retained earnings	2,224.5	1,013.8
Total shareholders’ equity	2,543.6	2,652.2
Total liabilities and shareholders’ equity	$8,044.2	$8,517.7

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31
(In millions, except per share data)

	2022	2021	2020
Sales	$9,376.2	$8,910.6	$5,758.0
Operating expenses:
Cost of goods sold	7,194.3	6,616.4	5,374.6
Selling and administration	393.9	416.9	422.0
Restructuring charges	25.3	27.9	9.0
Goodwill impairment	—	—	699.8
Other operating income	16.3	1.4	0.7
Operating income (loss)	1,779.0	1,850.8	(746.7)
Interest expense	143.9	348.0	292.7
Interest income	2.2	0.2	0.5
Non-operating pension income	38.7	35.7	18.9
Income (loss) before taxes	1,676.0	1,538.7	(1,020.0)
Income tax provision (benefit)	349.1	242.0	(50.1)
Net income (loss)	$1,326.9	$1,296.7	$(969.9)
Net income (loss) per common share:
Basic	$9.16	$8.15	$(6.14)
Diluted	$8.94	$7.96	$(6.14)
Average common shares outstanding:
Basic	144.9	159.1	157.9
Diluted	148.5	163.0	157.9

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years ended December 31
(In millions)

	2022	2021	2020
Net income (loss)	$1,326.9	$1,296.7	$(969.9)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(27.7)	(30.3)	27.8
Unrealized (losses) gains on derivative contracts, net	(55.3)	1.4	35.0
Pension and postretirement liability adjustments, net	46.8	188.5	14.8
Amortization of prior service costs and actuarial losses, net	28.3	42.3	35.9
Total other comprehensive (loss) income, net of tax	(7.9)	201.9	113.5
Comprehensive income (loss)	$1,319.0	$1,498.6	$(856.4)

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended December 31
(In millions, except per share data)

	2022	2021	2020
Common Stock
Balance at beginning of year	$156.8	$158.0	$157.7
Common stock repurchased and retired	(25.7)	(4.7)	—
Common stock issued for:
Stock options exercised	1.1	3.4	0.1
Other transactions	0.1	0.1	0.2
Balance at end of year	$132.3	$156.8	$158.0
Additional Paid-In Capital
Balance at beginning of year	$1,969.6	$2,137.8	$2,122.1
Common stock repurchased and retired	(1,325.0)	(247.2)	—
Common stock issued for:
Stock options exercised	24.6	69.0	1.8
Other transactions	3.0	3.3	3.6
Stock-based compensation	10.5	6.7	10.3
Balance at end of year	$682.7	$1,969.6	$2,137.8
Accumulated Other Comprehensive Loss
Balance at beginning of year	$(488.0)	$(689.9)	$(803.4)
Other comprehensive (loss) income	(7.9)	201.9	113.5
Balance at end of year	$(495.9)	$(488.0)	$(689.9)
Retained Earnings (Accumulated Deficit)
Balance at beginning of year	$1,013.8	$(155.1)	$941.1
Net income (loss)	1,326.9	1,296.7	(969.9)
Common stock dividends paid	(116.2)	(127.8)	(126.3)
Balance at end of year	$2,224.5	$1,013.8	$(155.1)
Total Shareholders’ Equity	$2,543.6	$2,652.2	$1,450.8

Dividends declared per share of common stock	$0.80	$0.80	$0.80
The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31
(In millions)

	2022	2021	2020
Operating Activities
Net income (loss)	$1,326.9	$1,296.7	$(969.9)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used for) operating activities:
Goodwill impairment	—	—	699.8
Gains on disposition of property, plant and equipment	(13.0)	(1.4)	—
Stock-based compensation	14.1	8.3	13.6
Loss on debt extinguishment	—	152.2	20.4
Depreciation and amortization	598.8	582.5	568.4
Deferred income taxes	(32.4)	(42.7)	(18.4)
Qualified pension plan contributions	(1.3)	(1.1)	(2.1)
Qualified pension plan income	(33.1)	(27.8)	(11.4)
Change in assets and liabilities:
Receivables	160.8	(360.0)	(0.3)
Income taxes receivable/payable	(2.9)	105.1	(11.2)
Inventories	(86.3)	(206.0)	28.6
Other current assets	15.9	(22.3)	(24.8)
Accounts payable and accrued liabilities	(22.3)	240.1	149.3
Other assets	(2.6)	(13.3)	(20.2)
Other noncurrent liabilities	(0.7)	26.2	8.6
Other operating activities	—	4.5	2.6
Net operating activities	1,921.9	1,741.0	433.0
Investing Activities
Capital expenditures	(236.9)	(200.6)	(298.9)
Payments under ethylene long-term supply contracts	—	—	(461.0)
Payments under other long-term supply contracts	(37.7)	—	(75.8)
Proceeds from disposition of property, plant and equipment	14.9	3.2	—
Net investing activities	(259.7)	(197.4)	(835.7)
Financing Activities
Long-term debt:
Borrowings	415.0	540.0	1,827.5
Repayments	(616.1)	(1,643.1)	(1,307.2)
Debt early redemption premiums	—	(137.7)	(14.6)
Common stock repurchased and retired	(1,350.7)	(251.9)	—
Stock options exercised	25.7	72.4	1.9
Dividends paid	(116.2)	(127.8)	(126.3)
Debt issuance costs	(4.4)	(3.9)	(10.3)
Net financing activities	(1,646.7)	(1,552.0)	371.0
Effect of exchange rate changes on cash and cash equivalents	(2.0)	(0.8)	0.5
Net increase (decrease) in cash and cash equivalents	13.5	(9.2)	(31.2)
Cash and cash equivalents, beginning of year	180.5	189.7	220.9
Cash and cash equivalents, end of year	$194.0	$180.5	$189.7
Cash paid (received) for interest and income taxes:
Interest, net	$141.7	$345.2	$286.4
Income taxes, net of refunds	$356.6	$169.6	$(9.6)

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

Olin Corporation (Olin) is a Virginia corporation, incorporated in 1892, having its principal executive offices in Clayton, MO.  We are a leading vertically-integrated global manufacturer and distributor of chemical products and a leading U.S. manufacturer of ammunition. Our operations are concentrated in three business segments:  Chlor Alkali Products and Vinyls, Epoxy and Winchester.  All of our business segments are capital intensive manufacturing businesses.  The Chlor Alkali Products and Vinyls segment manufactures and sells chlorine and caustic soda, ethylene dichloride and vinyl chloride monomer, methyl chloride, methylene chloride, chloroform, carbon tetrachloride, perchloroethylene, hydrochloric acid, hydrogen, bleach products and potassium hydroxide.  The Epoxy segment produces and sells a full range of epoxy materials and precursors, including aromatics (acetone, bisphenol, cumene and phenol), allyl chloride, epichlorohydrin, liquid epoxy resins, solid epoxy resins and systems and growth products such as converted epoxy resins and additives. The Winchester segment produces and sells sporting ammunition, reloading components, small caliber military ammunition and components, and industrial cartridges.

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

Other Operating Income (Expense)

Other operating income (expense) consists of miscellaneous operating income items, which are related to our business activities, and gains (losses) on disposition of property, plant and equipment. Other operating income for the year ended December 31, 2022 included $13.0 million of gains for the sale of two former manufacturing facilities. Other operating income for the year ended December 31, 2021 included an $1.4 million gain on the sale of a terminal facility.

Other Income (Expense)

Other income (expense) consists of non-operating income and expense items which are not related to our primary business activities.

Foreign Currency Translation

Our worldwide operations utilize the U.S. dollar (USD) or local currency as the functional currency, where applicable. For foreign entities where the USD is the functional currency, gains and losses resulting from balance sheet remeasurement are included in selling and administration. For foreign entities where the local currency is the functional currency, assets and liabilities denominated in local currencies are translated into USD at end-of-period exchange rates and the resultant translation adjustments are included in accumulated other comprehensive loss. Assets and liabilities denominated in other than the local currency are remeasured into the local currency prior to translation into USD and the resultant exchange gains or losses are included in income in the period in which they occur. Income and expenses are translated into USD using an approximation of the average rate prevailing during the period. We change the functional currency of our separate and distinct foreign entities only when significant changes in economic facts and circumstances indicate clearly that the functional currency has changed.

Cash and Cash Equivalents

All highly liquid investments, with a maturity of three months or less at the date of purchase, are considered to be cash equivalents.

Short-Term Investments

We classify our marketable securities as available-for-sale, which are reported at fair market value with unrealized gains and losses included in accumulated other comprehensive loss, net of applicable taxes.  The fair value of marketable securities is determined by quoted market prices.  Realized gains and losses on sales of investments, as determined on the specific identification method, and declines in value of securities judged to be other-than-temporary are included in other income (expense) in the consolidated statements of operations.  Interest and dividends on all securities are included in interest income and other income (expense), respectively. As of December 31, 2022 and 2021, we had no short-term investments recorded on our consolidated balance sheets.

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

Inventories

Inventories are valued at the lower of cost and net realizable value. For U.S. inventories, inventory costs are determined principally by the last-in, first-out (LIFO) method of inventory accounting while for international inventories, inventory costs are determined principally by the first-in, first-out (FIFO) method of inventory accounting.  Costs for other inventories have been determined principally by the average-cost method (primarily operating supplies, spare parts and maintenance parts).  Elements of costs in inventories include raw materials, direct labor and manufacturing overhead. See Note 7 “Inventories” for additional information.

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

Property, plant and equipment are reviewed for impairment when conditions indicate that the carrying values of the asset group may not be recoverable.  Such impairment conditions include an extended period of idleness or a plan of disposal.  If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset group may not be recoverable, we determine whether impairment has occurred through the use of an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist.  For our Chlor Alkali Products and Vinyls, Epoxy and Winchester segments, the lowest level for which identifiable cash flows exist is the operating facility level or an appropriate grouping of operating facilities level, which represents the asset group. The amount of impairment loss, if any, is measured by the difference between the net book value of the assets and the estimated fair value of the related asset group. See Note 8 “Property, Plant and Equipment” for additional information.

Leases

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

Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to many years. The exercise of lease renewal options is typically at our sole discretion. Certain leases also include options to purchase the leased asset. We do not include options to renew or purchase leased assets in the measurement of lease liabilities unless those options are highly certain of exercise. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. We have operating leases with terms that require us to guarantee a portion of the residual value of the leased assets upon termination of the lease as well as other guarantees. These residual value guarantees consist primarily of leases for railcars. Residual value guarantee payments that become probable and estimable are accrued as part of the lease liability and recognized over the remaining life of the applicable lease. Our current expectation is that the likelihood of material residual guarantee payments is remote. We utilize the interest rate implicit in the lease to determine the lease liability when the interest rate can be determined. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. We estimate the incremental borrowing rate based on the geographic region for which we would borrow, on a secured basis of the lease asset, at an amount equal to the lease payments over a similar time period as the lease term. We have no additional restrictions or covenants imposed by our lease contracts. See Note 21 “Leases” for additional information.

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

The activities of our asset retirement obligations were as follows:

	December 31,
	2022	2021
	($ in millions)
Beginning balance	$70.2	$65.0
Accretion	3.8	3.2
Spending	(8.7)	(8.1)
Adjustments	1.0	10.1
Ending balance	$66.3	$70.2

At December 31, 2022 and 2021, our consolidated balance sheets included an asset retirement obligation of $52.6 million and $56.8 million, respectively, which were classified as other noncurrent liabilities.

In 2022 and 2021, we had net adjustments that increased the asset retirement obligation by $1.0 million and $10.1 million, respectively, which were primarily comprised of increases in estimated costs for certain assets.

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

Intangible assets with finite lives are reviewed for impairment when conditions indicate that the carrying values of the assets may not be recoverable.  Circumstances that are considered as part of the qualitative assessment and could trigger a quantitative impairment test include, but are not limited to:  a significant adverse change in the business climate; a significant adverse legal judgment including asset specific factors; adverse cash flow trends; an adverse action or assessment by a government agency; unanticipated competition; sustained decline in our stock price; and a significant restructuring charge within a reporting unit. See Note 10 “Goodwill and Intangible Assets” for additional information.

Environmental Liabilities and Expenditures

Accruals (charges to income) for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based upon current law and existing technologies.  These amounts, which are not discounted and are exclusive of claims against third parties, are adjusted periodically as assessment and remediation efforts progress or additional technical or legal information becomes available.  Environmental costs are capitalized if the costs increase the value of the property and/or mitigate or prevent contamination from future operations. See Note 20 “Environmental” for additional information.

Income Taxes

Deferred taxes are provided for differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is provided to offset deferred tax assets if, based on the available evidence, it is more likely than not that some or all of the value of the deferred tax assets will not be realized. See Note 14 “Income Taxes” for additional information.

Derivative Financial Instruments

We are exposed to market risk in the normal course of our business operations due to our purchases of certain commodities, our ongoing investing and financing activities and our operations that use foreign currencies.  The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings.  We have established policies and procedures governing our management of market risks and the use of financial instruments to manage exposure to such risks.  We use hedge accounting treatment for a significant amount of our business transactions whose risks are covered using derivative instruments.  The hedge accounting treatment provides for the deferral of gains or losses on derivative instruments until such time as the related transactions occur. See Note 23 “Derivative Financial Instruments” for additional information.

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

See Note 24 “Fair Value Measurements” for additional information.

Retirement-Related Benefits

We account for our defined benefit pension plans and non-pension postretirement benefit plans using actuarial models required by ASC 715 “Compensation—Retirement Benefits” (ASC 715).  These models use an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over the average remaining service lives of the employees in the plan.  Changes in liability due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as actuarial gains or losses.  The principle underlying the required attribution approach is that employees render service over their average remaining service lives on a relatively smooth basis and, therefore, the accounting for benefits earned under the pension or non-pension postretirement benefits plans should follow the same relatively smooth pattern. Substantially all domestic defined benefit pension plan participants are no longer accruing benefits; therefore, actuarial gains and losses are amortized based upon the remaining life expectancy of the inactive plan participants.  For both the years ended December 31, 2022 and 2021, the average remaining life expectancy of the inactive participants in the domestic defined benefit pension plan were 17 years.

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

Stock-Based Compensation

We measure the cost of employee services received in exchange for an award of equity instruments, such as stock options, performance shares and restricted stock, based on the grant-date fair value of the award.  This cost is recognized over the period during which an employee is required to provide service in exchange for the award, the requisite service period (usually the vesting period).  An initial measurement is made of the cost of employee services received in exchange for an award of liability instruments based on its current fair value and the value of that award is subsequently remeasured at each reporting date through the settlement date.  Changes in fair value of liability awards during the requisite service period are recognized as compensation cost over that period. See Note 17 “Stock-based Compensation” for additional information.

Share Repurchases

Under our share repurchase programs, we may pursue various share repurchase strategies, which include open market transactions or through privately negotiated transactions, including under an accelerated share repurchase (ASR) agreement, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Under an ASR agreement, which is typically with a third-party financial institution to repurchase shares of Olin’s common stock, Olin pays a specified amount to the financial institution and receives an initial delivery of shares. This initial delivery of shares represents the minimum number of shares that Olin may receive under the agreement. Upon settlement of the ASR agreement, the financial institution delivers additional shares, with the final number of shares delivered determined with reference to the volume weighted-average price of Olin’s common stock over the term of the agreement, less an agreed-upon discount. The transactions are accounted for as liability or equity transactions and also as share retirements, similar to our other share repurchase activity, when the shares are received, at which time there is an immediate reduction in the weighted-average common shares calculation for basic and diluted earnings per share.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

We do not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 4. RESTRUCTURING CHARGES

As a result of weak global resin demand and higher cost structures within the European region, we began a review of our global Epoxy asset footprint to optimize the most productive and cost effective assets to support our strategic operating model. We committed to and completed a plan during the fourth quarter of 2022 to close down one of our bisphenol (BisA) production lines at our Stade, Germany site (collectively, Stade Plan). For the year ended December 31, 2022, we recorded pretax restructuring charges of $8.0 million for employee severance and related benefit costs and the write-off of equipment and facility costs related to this action. We expect to incur additional restructuring charges through 2024 of approximately $10 million related to this action.

Olin committed to a productivity initiative to align the organization with our strategic operating model and improve efficiencies (collectively, Productivity Plan). These actions and related activities were completed during the second quarter of 2021. For the year ended December 31, 2021, we recorded pretax restructuring charges of $10.3 million for employee severance and related benefit costs related to these actions. We do not expect to incur additional restructuring charges related to these actions.

On March 15, 2021, we announced that we had made the decision to permanently close approximately 50% of our diaphragm-grade chlor alkali capacity, representing 200,000 tons, at our McIntosh, AL facility. The closure was completed in the first quarter of 2021. On October 21, 2021, we announced that we had made a decision to permanently cease operations of the remaining 50% of our diaphragm-grade chlor alkali capacity, representing an additional 200,000 tons, at our McIntosh, AL facility (collectively, McIntosh Plan). The closure was completed during third quarter of 2022. For the years ended December 31, 2022 and 2021, we recorded pretax restructuring charges of $8.3 million and $5.6 million, respectively, for write-off of equipment and facility costs, lease and other contract termination costs and for facility exit costs related to this action. We expect to incur additional restructuring charges through 2027 of approximately $30 million related to these actions.

On January 18, 2021, we announced we had made the decision to permanently close our trichloroethylene and anhydrous hydrogen chloride liquefaction facilities in Freeport, TX (collectively, Freeport 2021 Plan), which were completed in the fourth quarter of 2021. For the years ended December 31, 2022 and 2021, we recorded pretax restructuring charges of $2.6 million and $6.5 million, respectively, for facility exit costs related to these actions. We expect to incur additional restructuring charges through 2024 of approximately $15 million related to these actions.

On December 11, 2019, we announced that we had made the decision to permanently close a chlor alkali plant with a capacity of 230,000 tons and our VDC production facility, both in Freeport, TX (collectively, Freeport 2019 Plan).  The VDC facility and related chlor alkali plant were closed during the fourth quarter of 2020 and second quarter of 2021, respectively. For the years ended December 31, 2022, 2021 and 2020, we recorded pretax restructuring charges of $6.0 million, $3.9 million and $3.8 million, respectively, for facility exit costs related to these actions. We expect to incur additional restructuring charges through 2026 of approximately $30 million related to these actions.

On March 21, 2016, we announced that we had made the decision to close a combined total of 433,000 tons of chlor alkali capacity across three separate locations (collectively, Chlor Alkali 2016 Plan). Associated with this action, we have permanently closed our Henderson, NV chlor alkali plant with 153,000 tons of capacity and have reconfigured the site to manufacture bleach and distribute caustic soda and hydrochloric acid. Also, the capacity of our Niagara Falls, NY chlor alkali plant has been reduced from 300,000 tons to 240,000 tons and the chlor alkali capacity at our Freeport, TX facility was reduced by 220,000 tons. This 220,000 ton reduction was entirely from diaphragm cell capacity. For the years ended December 31, 2022, 2021 and 2020, we recorded pretax restructuring charges of $0.4 million, $1.6 million and $5.2 million, respectively, for the lease and other contract termination costs and facility exit costs related to these actions. We do not expect to incur additional restructuring charges related to these capacity reductions.

The following table summarizes the 2022, 2021 and 2020 activities by major component of these restructuring actions and the remaining balances of accrued restructuring costs as of December 31, 2022, 2021 and 2020:

	Employee severance and related benefit costs	Lease and other contract termination costs	Facility exit costs	Write-off of equipment and facility	Total
	($ in millions)
Balance at January 1, 2020	$—	$3.1	$—	$—	$3.1
Restructuring charges	2.2	1.4	5.4	—	9.0
Amounts utilized	(0.4)	(2.8)	(5.4)	—	(8.6)
Balance at December 31, 2020	1.8	1.7	—	—	3.5
Restructuring charges	10.3	6.0	11.6	—	27.9
Amounts utilized	(5.2)	(2.3)	(11.6)	—	(19.1)
Balance at December 31, 2021	6.9	5.4	—	—	12.3
Restructuring charges	7.4	1.1	13.5	3.3	25.3
Amounts utilized	(4.9)	(2.3)	(13.5)	(3.3)	(24.0)
Balance at December 31, 2022	$9.4	$4.2	$—	$—	$13.6

The following table summarizes the cumulative restructuring charges of these restructuring actions by major component through December 31, 2022:

	Chlor Alkali Products and Vinyls				Epoxy	Corporate/other	Total
	McIntosh Plan	Freeport 2021 Plan	Freeport 2019 Plan	Chlor Alkali 2016 Plan	Stade Plan	Productivity Plan
	($ in millions)
Write-off of equipment and facility	$2.7	$—	$58.9	$78.1	$0.6	$—	$140.3
Employee severance and related benefit costs	—	—	2.1	6.7	7.4	10.3	26.5
Facility exit costs	4.8	9.1	11.6	53.2	—	—	78.7
Employee relocation costs	—	—	—	1.7	—	—	1.7
Lease and other contract termination costs	6.4	—	—	43.0	—	—	49.4
Total cumulative restructuring charges	$13.9	$9.1	$72.6	$182.7	$8.0	$10.3	$296.6

As of December 31, 2022, we have incurred cash expenditures of $142.7 million and non-cash charges of $140.3 million related to these restructuring actions.  The remaining balance of $13.6 million is expected to be paid out through 2028.

NOTE 5. EARNINGS PER SHARE

Basic and diluted net income (loss) per share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding.  Diluted net income (loss) per share reflects the dilutive effect of stock-based compensation.

	Years ended December 31,
	2022	2021	2020
Computation of Net Income (Loss) per Share	(In millions, except per share data)
Net income (loss)	$1,326.9	$1,296.7	$(969.9)
Basic shares	144.9	159.1	157.9
Basic net income (loss) per share	$9.16	$8.15	$(6.14)
Diluted shares:
Basic shares	144.9	159.1	157.9
Stock-based compensation	3.6	3.9	—
Diluted shares	148.5	163.0	157.9
Diluted net income (loss) per share	$8.94	$7.96	$(6.14)

The computation of dilutive shares from stock-based compensation does not include 0.8 million, 0.1 million and 10.0 million shares in 2022, 2021 and 2020, respectively, as their effect would have been anti-dilutive.

NOTE 6. ACCOUNTS RECEIVABLES

On October 11, 2022, we amended our existing $300.0 million Receivables Financing Agreement which increased the facility limit to $425.0 million and extended the maturity to October 14, 2025 (Receivables Financing Agreement). Under the Receivables Financing Agreement, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the Receivables Financing Agreement incorporates the net leverage ratio covenant that is contained in the $1,550.0 million senior credit facility. As of both December 31, 2022 and 2021, we had $300.0 million drawn under the agreement. As of December 31, 2022, $654.0 million of our trade receivables were pledged as collateral and we had $125.0 million of additional borrowing capacity under the Receivables Financing Agreement.

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

	December 31,
	2022	2021
	($ in millions)
Beginning Balance	$83.3	$48.8
Gross receivables sold	1,049.7	876.4
Payments received from customers on sold accounts	(1,021.2)	(841.9)
Ending Balance	$111.8	$83.3

  The factoring discount paid under the AR Facilities is recorded as interest expense on the consolidated statements of operations. The factoring discount for the years ended December 31, 2022, 2021 and 2020 was $3.1 million, $1.1 million and $1.5 million, respectively. The agreements are without recourse and therefore no recourse liability has been recorded as of December 31, 2022.

Our consolidated balance sheets included an allowance for doubtful accounts receivables of $12.6 million, $12.3 million and $12.3 million and other receivables of $71.6 million, $65.3 million and $62.4 million at December 31, 2022, 2021 and 2020, respectively, which were included in receivables, net.

NOTE 7. INVENTORIES

	December 31,
	2022	2021
	($ in millions)
Supplies	$137.6	$115.6
Raw materials	201.2	180.7
Work in process	199.6	155.2
Finished goods	559.3	523.3
Inventories excluding LIFO reserve	1,097.7	974.8
LIFO reserve	(155.8)	(106.5)
Inventories, net	$941.9	$868.3

Inventories valued using the LIFO method comprised 59% and 58% of the total inventories at December 31, 2022 and 2021, respectively.  The replacement cost of our inventories would have been approximately $155.8 million and $106.5 million higher than that reported at December 31, 2022 and 2021, respectively.

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

		December 31,
	Useful Lives	2022	2021
		($ in millions)
Land and improvements to land	10-20 Years(1)	$283.5	$284.3
Buildings and building equipment	10-30 Years	412.0	412.6
Machinery and equipment	3-20 Years	6,181.1	6,079.8
Leasehold improvements	3-11 Years	8.5	8.6
Construction in progress		202.1	204.8
Property, plant and equipment		7,087.2	6,990.1
Accumulated depreciation		(4,413.1)	(4,076.5)
Property, plant and equipment, net		$2,674.1	$2,913.6

(1) Useful life is exclusively related to improvements to land as land is not depreciated.

The weighted-average useful life of machinery and equipment at December 31, 2022 was 11 years. Depreciation expense was $469.9 million, $443.3 million and $445.4 million for 2022, 2021 and 2020, respectively.  Interest capitalized was $3.1 million, $3.2 million and $6.4 million for 2022, 2021 and 2020, respectively.

The consolidated statements of cash flows for the years ended December 31, 2022, 2021 and 2020, included a (decrease) increase of $(4.2) million, $6.4 million and $31.0 million, respectively, to capital expenditures, with the corresponding change to accounts payable and accrued liabilities, related to purchases of property, plant and equipment included in accounts payable and accrued liabilities at December 31, 2022, 2021 and 2020.

NOTE 9. OTHER ASSETS

Included in other assets were the following:

	December 31,
	2022	2021
	($ in millions)
Supply contracts	$1,048.0	$1,061.8
Other	54.5	70.0
Other assets	$1,102.5	$1,131.8

We have entered into various arrangements for the long-term supply of ethylene and electricity. A payment of $461.0 million was made during 2020 associated with a previously executed option to reserve additional ethylene at producer economics. The original liability was discounted and recorded at present value as of March 31, 2017. For the year ended December 31, 2020, $4.0 million of interest expense was recorded for accretion of the 2020 payment liability discount.

During the year ended December 31, 2020, a payment of $75.8 million was made associated with the resolution of a dispute over the allocation to Olin of certain capital costs incurred at our Plaquemine, LA site.

The weighted-average useful life of long-term supply contracts at December 31, 2022 was 20 years. For the years ended December 31, 2022, 2021 and 2020, amortization expense of $70.4 million, $69.4 million and $56.0 million, respectively, was recognized within cost of goods sold related to our supply contracts and is reflected in depreciation and amortization on the consolidated statements of cash flows. We estimate that amortization expense will be approximately $70 million in 2023 and 2024 and $75 million in 2025, 2026 and 2027 related to our long-term supply contracts.  The long-term supply contracts are monitored for impairment each reporting period.

NOTE 10. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill were as follows:

	Chlor Alkali Products and Vinyls	Epoxy	Total
	($ in millions)
Balance at January 1, 2021	$1,275.3	$144.9	$1,420.2
Foreign currency translation adjustment	0.3	0.1	0.4
Balance at December 31, 2021	1,275.6	145.0	1,420.6
Foreign currency translation adjustment	0.2	0.1	0.3
Balance at December 31, 2022	$1,275.8	$145.1	$1,420.9

During the fourth quarter of 2022, we performed our qualitative assessment of goodwill. Based upon our qualitative assessment, it was more likely than not that the fair value of our reporting units were greater than their carrying amounts as of December 31, 2022. No impairment charges were recorded for 2022 or 2021.

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

The fair value determinations required considerable judgment and were sensitive to changes in underlying assumptions, estimates and market factors. The discount rate, profitability assumptions and terminal growth rate of our reporting units and the supply and demand fundamentals of the chlor alkali industry were the material assumptions utilized in the discounted cash flow model used to estimate the fair value of each reporting unit.  The discount rate reflected a weighted-average cost of capital, which was calculated, in part based on observable market data.  Some of this data (such as the risk free or treasury rate and the pretax cost of debt) were based on the market data at a point in time.  Other data (such as the equity risk premium) were based upon market data over time for a peer group of companies in the chemical manufacturing or distribution industries with a market capitalization premium added, as applicable. Also factoring into the discount rate was a market participant’s perceived risk (such as the company specific risk premium) in the valuation implied by the sustained reduction in our stock price.

The discounted cash flow analysis required estimates, assumptions and judgments about future events.  Our analysis used our internally generated long-range plan.  Specifically, the assumptions in our long-range plan about terminal growth rates, forecasted capital expenditures and changes in future working capital requirements were used to determine the implied fair value of each reporting unit.  The long-range plan reflected management judgment, supplemented by independent chemical industry analyses which provided multi-year industry operating and pricing forecasts.

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

We believe the assumptions used in our goodwill impairment analysis were appropriate and resulted in reasonable estimates of the implied fair value of each reporting unit. However, given the economic environment at the time and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions, made for purposes of our goodwill impairment testing, will prove to be an accurate prediction of the future.  If our assumptions regarding future performance are not achieved, or if our stock price experiences further sustained declines, we may be required to record additional goodwill impairment charges in future periods.  It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Intangible assets consisted of the following:

		December 31,
		2022			2021
	Useful Lives	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
		($ in millions)
Customers, customer contracts and relationships	10-15 Years	$669.1	$(401.2)	$267.9	$674.4	$(359.8)	$314.6
Acquired technology	5-7 Years	93.1	(88.3)	4.8	93.9	(77.9)	16.0
Other	10 Years	1.8	(0.7)	1.1	1.8	(0.7)	1.1
Total intangible assets		$764.0	$(490.2)	$273.8	$770.1	$(438.4)	$331.7

Amortization expense relating to intangible assets was $55.3 million, $63.1 million and $62.9 million in 2022, 2021 and 2020, respectively.  We estimate that amortization expense will be approximately $37 million in both 2023 and 2024, approximately $36 million in 2025 and approximately $35 million in both 2026 and 2027.

During the fourth quarter of 2022, we performed our qualitative assessment of our intangible assets. Based upon our qualitative impairment assessment, it is more likely than not that the fair value of our intangible assets are greater than the carrying amount as of December 31, 2022. No impairment of our intangible assets were recorded in 2022, 2021 or 2020.

NOTE 11. DEBT

	December 31,
	2022	2021
Notes payable:	($ in millions)
Variable-rate Senior Term Loans, due 2027 (5.923% and 1.604% at December 31, 2022 and 2021, respectively)	$350.0	$350.0
Variable-rate Recovery Zone bonds, due 2024-2035 (5.198% and 1.100% at December 31, 2022 and 2021, respectively)	103.0	103.0
Variable-rate Go Zone bonds, due 2024 (5.198% and 1.100% at December 31, 2022 and 2021, respectively)	50.0	50.0
Variable-rate Industrial development and environmental improvement obligations, due 2025 (4.55% and 0.17% at December 31, 2022 and 2021, respectively)	2.9	2.9
9.50% senior notes, due 2025	108.6	108.6
5.625% senior notes, due 2029	669.3	669.3
5.50% senior notes, due 2022	—	200.0
5.125% senior notes, due 2027	500.0	500.0
5.00% senior notes, due 2030	515.3	515.3
Receivables Financing Agreement (See Note 6)	300.0	300.0
Finance lease obligations	1.9	3.0
Total notes payable	2,601.0	2,802.1
Deferred debt issuance costs	(20.1)	(22.5)
Unamortized bond original issue discount	(0.2)	(0.3)
Total debt	2,580.7	2,779.3
Amounts due within one year	9.7	201.1
Total long-term debt	$2,571.0	$2,578.2

Senior Credit Facility

On October 11, 2022, we entered into a $1,550.0 million senior credit facility (Senior Credit Facility) that replaced our 2021 Senior Credit Facility. The Senior Credit Facility includes a senior term loan facility with aggregate commitments of $350.0 million (Term Loan Facility) and a senior revolving credit facility with aggregate commitments of $1,200.0 million (Senior Revolving Credit Facility). The Term Loan Facility was fully drawn on the closing date with the proceeds of the Term Loan Facility used to refinance the loans and commitments outstanding under the 2021 Senior Credit Facility. The Term Loan Facility will require principal amortization amounts payable beginning March 31, 2023 at a rate of 0.625% per quarter through the end of 2024, increasing to 1.250% per quarter thereafter until maturity. The maturity date for the Senior Credit Facility is October 11, 2027.

The Senior Revolving Credit Facility includes a $100.0 million letter of credit subfacility. At December 31, 2022, we had $1,199.6 million available under our $1,200.0 million Senior Revolving Credit Facility because we had issued $0.4 million of letters of credit.

On February 24, 2021, we entered into a $1,615.0 million senior secured credit facility (2021 Senior Credit Facility) that amended our existing $1,300.0 million senior secured credit facility. On July 28, 2021, the liens on the collateral provided under the 2021 Senior Credit Facility were released based on the achievement of a net leverage ratio below 3.50 for the prior two consecutive fiscal quarters. The 2021 Senior Credit Facility included a senior delayed-draw term loan facility with aggregate commitments of $315.0 million (2021 Delayed Draw Term Loan), a senior term loan facility with aggregate commitments of $500.0 million (2020 Term Loan and together with the 2021 Delayed Draw Term Loan, the 2021 Senior Term Loans) and a senior revolving credit facility with aggregate commitments in an amount equal to $800.0 million (2021 Senior Revolving Credit Facility). The maturity date for the 2021 Senior Credit Facility was July 16, 2024. The amendment modified the pricing grid for the 2021 Senior Credit Facility by reducing applicable interest rates on the borrowings under the facility.

On March 30, 2021, Olin drew the entire $315.0 million of the 2021 Delayed Draw Term Loan and used the proceeds to fund the redemption of the 10.00% senior notes due October 15, 2025. During the year ended December 31, 2021, we repaid $465.0 million of the 2021 Senior Term Loans.

We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of December 31, 2022, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As a result of our restrictive covenant related to the net leverage ratio, the maximum additional borrowings available to us could be limited in the future. The limitation, if an amendment or waiver from our lenders is not obtained, could restrict our ability to borrow the maximum amounts available under the Senior Revolving Credit Facility and the Receivables Financing Agreement. As of December 31, 2022, there were no covenants or other restrictions that limited our ability to borrow.

Senior Notes and Other Financing

During 2022 and 2021, activity of our outstanding debt included:

	Year Ended December 31, 2022	Year Ended December 31, 2021
	Long-term Debt Borrowings (Repayments)	Long-term Debt Borrowings (Repayments)		Loss on Debt Extinguishment (1)
Debt Instrument	($ in millions)
Borrowings:
Senior Revolving Credit Facility	$320.0	$—
Senior Term Loans	—	315.0
Receivables Financing Agreement	95.0	225.0
Total borrowings	$415.0	$540.0
Repayments:
10.00% senior notes, due 2025 (Blue Cube 2025 Notes)	$—	$(500.0)		$30.9
9.50% senior notes, due 2025 (2025 Notes)	—	(391.4)		103.8
9.75% senior notes, due 2023 (2023 Notes)	—	(120.0)		3.7
5.625% senior notes, due 2029 (2029 Notes)	—	(80.7)		9.0
5.00% senior notes, due 2030 (2030 Notes)	—	(34.7)		2.8
5.50% senior notes, due 2022 (2022 Notes)	(200.0)	—	—	—
Senior Revolving Credit Facility	(320.0)	—		—
Senior Term Loans	—	(465.0)		2.0
Receivables Financing Agreement	(95.0)	(50.0)		—
Finance leases	(1.1)	(1.3)		—
Total repayments	$(616.1)	$(1,643.1)		$152.2
Long-term debt repayments, net	$(201.1)	$(1,103.1)

(1) Loss on debt extinguishment is included as interest expense in the consolidated statements of operations. The loss includes the payment of bond redemption premiums of $137.7 million for the year ended December 31, 2021, as well as the write-off of deferred debt issuance costs, write-off of bond original issue discount and recognition of deferred fair value interest rate swap losses of $14.5 million for the year ended December 31, 2021, associated with the optional prepayment of existing debt. The cash payments related to the early redemption premiums for the debt extinguishments are classified as cash outflows from financing activities on the consolidated statements of cash flows for year ended December 31, 2021.

During the year ended December 31, 2022, Olin redeemed the full aggregate principal amount $200.0 million of the outstanding 2022 Notes which became due utilizing cash on hand.

In the fourth quarter of 2021, we completed a cash tender offer to purchase a principal amount of $391.4 million of the outstanding 2025 Notes. This action resulted in total redemption premiums of $99.4 million. The 2025 Notes were redeemed by drawing $150.0 million of the Receivables Financing Agreement along with utilizing cash on hand.

During the year ended December 31, 2021, we repurchased, through open market transactions, a principal amount of $80.7 million of the outstanding aggregate principal amount of the 2029 Notes and $34.7 million of the outstanding aggregate principal amount of the 2030 Notes. These actions resulted in total redemption premiums of $10.4 million.

On March 31, 2021, Olin redeemed $315.0 million of the outstanding Blue Cube 2025 Notes and on May 14, 2021, Olin redeemed the remaining $185.0 million of the outstanding Blue Cube 2025 Notes. The Blue Cube 2025 Notes were redeemed at 105.00% of the principal amount of the Blue Cube 2025 Notes, resulting in a redemption premium of $25.0 million. The Blue Cube 2025 Notes were redeemed by drawing $315.0 million of the 2021 Delayed Draw Term Loan along with utilizing cash on hand.

On January 15, 2021, Olin redeemed the remaining $120.0 million of the outstanding 2023 Notes. The 2023 Notes were redeemed at 102.438% of the principal amount of the 2023 Notes, resulting in a redemption premium of $2.9 million. The remaining 2023 Notes were redeemed by utilizing $122.9 million of cash on hand.

For the years ended December 31, 2021 and 2020, we recognized interest expense of $14.5 million and $5.8 million, respectively, for the write-off of deferred debt issuance costs, write-off of bond original issue discount and recognition of deferred fair value interest rate swap losses.

For the years ended December 31, 2022, 2021 and 2020, we paid debt issuance costs of $4.4 million, $3.9 million and $10.3 million, respectively, related to financing transactions.

At December 31, 2022, we had total letters of credit of $89.8 million outstanding, of which $0.4 million were issued under our Senior Revolving Credit Facility.  The letters of credit are used to support certain long-term debt, certain workers compensation insurance policies, certain plant closure and post-closure obligations, certain international payment obligations and certain international pension funding requirements.

Annual maturities of long-term debt, including finance lease obligations, are $9.7 million in 2023, $79.5 million in 2024, $429.2 million in 2025, $100.5 million in 2026, $797.5 million in 2027 and a total of $1,184.6 million thereafter.

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

Based on our plan assumptions and estimates, we will not be required to make any cash contributions to the domestic qualified defined benefit pension plan at least through 2023.

We have international qualified defined benefit pension plans to which we made cash contributions of $1.3 million, $1.1 million and $2.1 million in 2022, 2021 and 2020, respectively, and we anticipate less than $5 million of cash contributions to international qualified defined benefit pension plans in 2023.

Pension Obligations and Funded Status

Changes in the benefit obligation and plan assets were as follows:

	December 31, 2022			December 31, 2021
	U.S.	Foreign	Total	U.S.	Foreign	Total
Change in Benefit Obligation	($ in millions)
Benefit obligation at beginning of year	$2,506.0	$382.3	$2,888.3	$2,758.9	$446.4	$3,205.3
Service cost	0.5	7.9	8.4	0.9	10.5	11.4
Interest cost	57.3	4.1	61.4	48.4	2.9	51.3
Actuarial gain	(556.1)	(113.7)	(669.8)	(163.7)	(41.7)	(205.4)
Benefits paid	(139.3)	(6.1)	(145.4)	(138.5)	(11.4)	(149.9)
Plan participant’s contributions	—	0.3	0.3	—	0.9	0.9
Plan amendments	—	—	—	—	(0.7)	(0.7)
Foreign currency translation adjustments	—	(23.7)	(23.7)	—	(24.6)	(24.6)
Benefit obligation at end of year	$1,868.4	$251.1	$2,119.5	$2,506.0	$382.3	$2,888.3

	December 31, 2022			December 31, 2021
	U.S.	Foreign	Total	U.S.	Foreign	Total
Change in Plan Assets	($ in millions)
Fair value of plans’ assets at beginning of year	$2,429.6	$76.1	$2,505.7	$2,383.8	$85.3	$2,469.1
Actual return on plans’ assets	(465.6)	(7.6)	(473.2)	184.0	(1.1)	182.9
Employer contributions	0.2	1.4	1.6	0.3	1.5	1.8
Benefits paid	(139.3)	(3.1)	(142.4)	(138.5)	(9.1)	(147.6)
Foreign currency translation adjustments	—	(3.5)	(3.5)	—	(0.5)	(0.5)
Fair value of plans’ assets at end of year	$1,824.9	$63.3	$1,888.2	$2,429.6	$76.1	$2,505.7

	December 31, 2022			December 31, 2021
	U.S.	Foreign	Total	U.S.	Foreign	Total
Funded Status	($ in millions)
Qualified plans	$(41.4)	$(185.7)	$(227.1)	$(73.7)	$(303.6)	$(377.3)
Non-qualified plans	(2.1)	(2.1)	(4.2)	(2.7)	(2.6)	(5.3)
Total funded status	$(43.5)	$(187.8)	$(231.3)	$(76.4)	$(306.2)	$(382.6)

We recorded a $37.2 million after-tax benefit ($59.9 million pretax) to shareholders’ equity as of December 31, 2022 for our pension plans.  This benefit primarily reflected a 260-basis point increase in the domestic pension plans’ discount rate and a 230-basis point increase in the international defined benefit pension plans’ discount rate, partially offset by unfavorable performance on plan assets during 2022. In 2021, we recorded a $185.6 million after-tax benefit ($245.9 million pretax) to shareholders’ equity as of December 31, 2021 for our pension plans.  This benefit primarily reflected a 50-basis point decrease in the domestic pension plans’ discount rate and favorable performance on plan assets during 2021.

The $669.8 million actuarial gain for 2022 was primarily due to a 260-basis point increase in the domestic pension plans’ discount rate and a 230-basis point increase in the international defined benefit pension plans’ discount rate. The $205.4 million actuarial loss for 2021 was primarily due to an 50-basis point increase in the domestic pension plans’ discount rate.

Amounts recognized in the consolidated balance sheets consisted of:

	December 31, 2022			December 31, 2021
	U.S.	Foreign	Total	U.S.	Foreign	Total
	($ in millions)
Prepaid benefit cost in noncurrent assets	$—	$3.9	$3.9	$—	$—	$—
Accrued benefit in current liabilities	(0.5)	(0.2)	(0.7)	(0.6)	(0.1)	(0.7)
Accrued benefit in noncurrent liabilities	(43.0)	(191.5)	(234.5)	(75.8)	(306.1)	(381.9)
Accumulated other comprehensive loss	558.1	(21.4)	536.7	545.4	85.1	630.5
Net balance sheet impact	$514.6	$(209.2)	$305.4	$469.0	$(221.1)	$247.9

At December 31, 2022 and 2021, the benefit obligation of non-qualified pension plans was $4.2 million and $5.3 million, respectively, and was included in the above pension benefit obligation.  There were no plan assets for these non-qualified pension plans.  Benefit payments for the non-qualified pension plans are expected to be as follows:  2023—$0.7 million; 2024—$0.3 million; 2025—$0.3 million; 2026—$0.4 million; and 2027—$1.0 million.  Benefit payments for the qualified plans are projected to be as follows:  2023—$149.3 million; 2024—$141.5 million; 2025—$136.2 million; 2026—$130.5 million; and 2027—$125.2 million.

	December 31,
	2022	2021
	($ in millions)
Projected benefit obligation	$2,119.5	$2,888.3
Accumulated benefit obligation	2,107.5	2,862.7
Fair value of plans’ assets	1,888.2	2,505.7

	Years Ended December 31,
	2022	2021	2020
Components of Net Periodic Benefit Income	($ in millions)
Service cost	$8.4	$11.4	$10.9
Interest cost	61.4	51.3	75.1
Expected return on plans’ assets	(136.7)	(142.3)	(141.7)
Amortization of prior service cost	(0.7)	(0.6)	(0.4)
Recognized actuarial loss	34.6	52.7	44.4
Net periodic benefit income	$(33.0)	$(27.5)	$(11.7)

Included in Other Comprehensive Income (Loss) (Pretax)
Liability adjustment	$(59.9)	$(245.9)	$(30.7)
Amortization of prior service costs and actuarial losses	(33.9)	(52.1)	(44.0)

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

	U.S. Pension Benefits				Foreign Pension Benefits
Weighted-Average Assumptions	2022		2021	2020	2022	2021	2020
Discount rate—periodic benefit cost	2.9%	(1)	2.4%	3.2%	1.4%	0.8%	1.4%
Expected return on assets	6.75%		7.25%	7.75%	3.8%	4.2%	4.4%
Rate of compensation increase	3.0%		3.0%	3.0%	3.0%	3.0%	2.7%
Discount rate—benefit obligation	5.5%		2.9%	2.4%	3.7%	1.4%	0.8%

(1)     The discount rate—periodic benefit cost for our domestic qualified pension plan is comprised of the discount rate used to determine interest costs of 2.3% and the discount rate used to determine service costs of 3.0%.

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

The long-term expected rate of return on plan assets represents an estimate of the long-term rate of returns on the investment portfolio consisting of equities, fixed income and alternative investments.  We use long-term historical actual return information, the allocation mix of investments that comprise plan assets and forecast estimates of long-term investment returns, including inflation rates, by reference to external sources.  The historic rates of return on plan assets have been 3.5% for the last 5 years, 5.7% for the last 10 years and 7.0% for the last 15 years.  The following rates of return by asset class were considered in setting the long-term rate of return assumption:

U.S. equities	7%	to	11%
Non-U.S. equities	8%	to	12%
Fixed income/cash	3%	to	7%
Alternative investments	5%	to	15%

Plan Assets

Our pension plan asset allocations at December 31, 2022 and 2021 by asset class were as follows:

	Percentage of Plan Assets
Asset Class	2022	2021
U.S. equities	4%	6%
Non-U.S. equities	11%	11%
Fixed income/cash	38%	44%
Alternative investments	47%	39%
Total	100%	100%

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

As of December 31, 2022, the following target allocation and ranges have been set for each asset class:

Asset Class	Target Allocation	Target Range
U.S. equities(1)	21%	10-30
Non-U.S. equities(1)	14%	0-35
Fixed income/cash(1)	58%	25-90
Alternative investments	7%	0-40

(1)     The target allocation for these asset classes include alternative investments, primarily hedge funds, based on the underlying investments in each hedge fund.

Determining which hierarchical level an asset or liability falls within requires significant judgment.  The following table summarizes our domestic and foreign defined benefit pension plan assets measured at fair value as of December 31, 2022:

Asset Class	Investments Measured at Net Asset Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities	($ in millions)
U.S. equities	$19.2	$54.4	$—	$—	$73.6
Non-U.S. equities	206.4	0.2	0.1	—	206.7
Fixed income/cash
Cash	—	102.2	—	—	102.2
Government treasuries	—	—	171.2	—	171.2
Corporate debt instruments	345.2	—	0.5	—	345.7
Asset-backed securities	90.1	—	19.0	—	109.1
Alternative investments
Hedge fund of funds	685.1	—	—	—	685.1
Real estate funds	25.2	—	—	—	25.2
Private equity funds	169.4	—	—	—	169.4
Total assets	$1,540.6	$156.8	$190.8	$—	$1,888.2

The following table summarizes our domestic and foreign defined benefit pension plan assets measured at fair value as of December 31, 2021:

Asset Class	Investments Measured at Net Asset Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities	($ in millions)
U.S. equities	$59.7	$86.7	$—	$—	$146.4
Non-U.S. equities	287.7	1.3	0.6	—	289.6
Fixed income/cash
Cash	—	129.3	—	—	129.3
Government treasuries	—	—	363.8	—	363.8
Corporate debt instruments	433.9	—	40.3	—	474.2
Asset-backed securities	107.2	—	18.5	—	125.7
Alternative investments
Hedge fund of funds	820.9	—	—	—	820.9
Real estate funds	17.0	—	—	—	17.0
Private equity funds	138.8	—	—	—	138.8
Total assets	$1,865.2	$217.3	$423.2	$—	$2,505.7

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

Other Postretirement Benefits Obligations and Funded Status

Changes in the benefit obligation were as follows:

	December 31, 2022			December 31, 2021
	U.S.	Foreign	Total	U.S.	Foreign	Total
Change in Benefit Obligation	($ in millions)
Benefit obligation at beginning of year	$39.3	$11.2	$50.5	$44.2	$11.9	$56.1
Service cost	0.8	0.3	1.1	0.9	0.4	1.3
Interest cost	0.8	0.3	1.1	0.7	0.3	1.0
Actuarial gain	(8.0)	(4.2)	(12.2)	(2.7)	(1.1)	(3.8)
Benefits paid	(4.4)	(0.4)	(4.8)	(3.8)	(0.3)	(4.1)
Foreign currency translation adjustments	—	(0.8)	(0.8)	—	—	—
Benefit obligation at end of year	$28.5	$6.4	$34.9	$39.3	$11.2	$50.5

	December 31, 2022			December 31, 2021
	U.S.	Foreign	Total	U.S.	Foreign	Total
	($ in millions)
Funded status	$(28.5)	$(6.4)	$(34.9)	$(39.3)	$(11.2)	$(50.5)

We recorded a $9.6 million after-tax benefit ($12.2 million pretax) to shareholders’ equity as of December 31, 2022 for our other postretirement plans.  In 2021, we recorded an after-tax benefit of $2.9 million ($3.8 million pretax) to shareholders’ equity as of December 31, 2021 for our other postretirement plans.

Amounts recognized in the consolidated balance sheets consisted of:

	December 31, 2022			December 31, 2021
	U.S.	Foreign	Total	U.S.	Foreign	Total
	($ in millions)
Accrued benefit in current liabilities	$(2.6)	$(0.3)	$(2.9)	$(3.0)	$(0.4)	$(3.4)
Accrued benefit in noncurrent liabilities	(25.9)	(6.1)	(32.0)	(36.3)	(10.8)	(47.1)
Accumulated other comprehensive loss	10.3	(3.1)	7.2	20.0	1.0	21.0
Net balance sheet impact	$(18.2)	$(9.5)	$(27.7)	$(19.3)	$(10.2)	$(29.5)

	Years Ended December 31,
	2022	2021	2020
Components of Net Periodic Benefit Cost	($ in millions)
Service cost	$1.1	$1.3	$1.2
Interest cost	1.1	1.0	1.4
Amortization of prior service cost	0.1	0.1	0.1
Recognized actuarial loss	1.5	2.1	2.2
Net periodic benefit cost	$3.8	$4.5	$4.9

Included in Other Comprehensive Income (Loss) (Pretax)
Liability adjustment	$(12.2)	$(3.8)	$4.1
Amortization of prior service costs and actuarial losses	(1.6)	(2.2)	(2.3)

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

	December 31,
Weighted-Average Assumptions	2022	2021	2020
Discount rate—periodic benefit cost	2.8%	2.3%	3.1%
Discount rate—benefit obligation	5.5%	2.8%	2.3%

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

We review external data and our own internal trends for healthcare costs to determine the healthcare cost for the post retirement benefit obligation.  The assumed healthcare cost trend rates for pre-65 retirees were as follows:

	December 31,
	2022	2021
Healthcare cost trend rate assumed for next year	7.0%	7.3%
Rate that the cost trend rate gradually declines to	4.5%	4.5%
Year that the rate reaches the ultimate rate	2032	2032

For post-65 retirees, we provide a fixed dollar benefit, which is not subject to escalation.

We expect to make payments of approximately $3 million for each of the next five years under the provisions of our other postretirement benefit plans.

NOTE 14. INCOME TAXES

	Years ended December 31,
	2022	2021	2020
Components of Income (Loss) Before Taxes	($ in millions)
Domestic	$1,231.2	$977.3	$(1,025.2)
Foreign	444.8	561.4	5.2
Income (loss) before taxes	$1,676.0	$1,538.7	$(1,020.0)
Components of Income Tax Provision (Benefit)
Current provision (benefit):
Federal	$225.0	$139.6	$(42.9)
State	31.1	24.5	0.5
Foreign	121.7	131.3	12.5
	377.8	295.4	(29.9)
Deferred (benefit) provision:
Federal	(32.1)	39.1	(36.0)
State	(4.3)	6.2	(13.2)
Foreign	7.7	(98.7)	29.0
	(28.7)	(53.4)	(20.2)
Income tax provision (benefit)	$349.1	$242.0	$(50.1)

The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate to the income (loss) before taxes.

	Years ended December 31,
Effective Tax Rate Reconciliation (Percent)	2022	2021	2020
Statutory federal tax rate	21.0%	21.0%	21.0%
State income taxes, net	2.3	1.9	1.1
Foreign rate differential	1.5	2.9	(0.2)
U.S. tax on foreign earnings	(0.8)	0.3	(1.8)
Salt depletion	(0.5)	(0.6)	1.0
Change in valuation allowance	0.4	(10.4)	(3.5)
Remeasurement of U.S. state deferred taxes	(0.8)	0.1	(0.1)
Change in tax contingencies	0.5	1.5	0.2
Share-based payments	(0.3)	(0.7)	—
Return to provision	(0.6)	(0.5)	0.3
U.S. federal tax credits	(0.1)	—	0.2
Legal entity liquidation	(2.0)	—	—
Goodwill impairment charge	—	—	(13.3)
Other, net	0.2	0.2	—
Effective tax rate	20.8%	15.7%	4.9%

The effective tax rate for 2022 included a benefit associated with a legal entity liquidation, a benefit associated with prior year tax positions, a benefit associated with stock-based compensation, a benefit from remeasurement of deferred taxes due to a decrease in our state effective tax rates, an expense associated with a net increase in the valuation allowance related to state tax credits and an expense from a change in tax contingencies. These factors resulted in a net $60.2 million tax benefit. After giving consideration to these items, the effective tax rate for 2022 of 24.4% was higher than the 21.0% U.S. federal statutory rate primarily due to state taxes, an increase in the valuation allowance related to losses in foreign jurisdictions and foreign income taxes, partially offset by foreign income exclusions and favorable permanent salt depletion deductions.

The effective tax rate for 2021 included benefits from a net decrease in the valuation allowance related to deferred tax assets in foreign jurisdictions and domestic tax credits, a benefit associated with prior year tax positions, a benefit associated with stock-based compensation, an expense from remeasurement of deferred taxes due to an increase in our state effective tax rates and an expense from a change in tax contingencies. These factors resulted in a net $103.6 million tax benefit. After giving consideration to these items, the effective tax rate for 2021 of 22.5% was higher than the 21.0% U.S. federal statutory rate primarily due to state taxes, foreign income inclusions and foreign income taxes, partially offset by a net decrease in the valuation allowance related to utilization of losses in foreign jurisdictions and favorable permanent salt depletion deductions.

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

	December 31,
Components of Deferred Tax Assets and Liabilities	2022	2021
Deferred tax assets:	($ in millions)
Pension and postretirement benefits	$42.9	$92.4
Environmental reserves	37.4	36.4
Asset retirement obligations	13.9	14.7
Accrued liabilities	47.4	49.4
Lease liabilities	91.4	89.7
Tax credits	37.4	40.8
Net operating losses	23.2	22.6
Capital loss carryforward	0.2	0.5
Other miscellaneous items	2.5	—
Total deferred tax assets	296.3	346.5
Valuation allowance	(76.4)	(70.1)
Net deferred tax assets	219.9	276.4
Deferred tax liabilities:
Property, plant and equipment	481.7	496.7
Right-of-use lease assets	89.8	88.2
Intangible amortization	68.7	41.2
Inventory and prepaids	12.1	7.9
Partnerships	2.4	87.0
Taxes on unremitted earnings	12.0	8.7
Other miscellaneous items	—	6.3
Total deferred tax liabilities	666.7	736.0
Net deferred tax liability	$(446.8)	$(459.6)

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

At December 31, 2022, we had deferred state tax assets of $9.6 million relating to state NOLs, which will expire in years 2023 through 2042, if not utilized.

At December 31, 2022, we had deferred state tax assets of $18.8 million relating to state tax credits, which will expire in years 2023 through 2037, if not utilized.

 At December 31, 2022, we had foreign tax credits of $12.6 million, that will expire in years 2027 through 2031, if not utilized.

At December 31, 2022, we had NOLs of approximately $58.6 million (representing $13.5 million of deferred tax assets) in various foreign jurisdictions. Of these, $47.3 million (representing $11.5 million of deferred tax assets) expire in various years from 2023 to 2032. The remaining $11.3 million (representing $2.0 million of deferred tax assets) do not expire.

As of December 31, 2022, we had recorded a valuation allowance of $76.4 million, compared to $70.1 million as of December 31, 2021 and $239.6 million as of December 31, 2020. The decrease of $169.5 million in 2021 is primarily due to a release of the $156.9 million valuation allowance related to deferred tax assets of our German operations, of which $103.8 million was released in the second quarter of 2021. As a result of significant taxable income during the first six months of 2021, our German operations reported cumulative income before tax (adjusted for permanent items) over the previous twelve quarters. Additionally, we projected taxable income in our German operations for the remainder of 2021 and we expected that net operating loss carryovers and other deductible amounts in Germany would ultimately be realizable against future income. We concluded, based upon the preponderance of positive evidence over negative evidence and the anticipated ability to use the deferred tax assets, that it was more likely than not that the deferred tax assets in Germany would be realizable due to U.S. GAAP forecasted income. If there are unfavorable changes to actual operating results or to projections of future income, we may determine that it is more likely than not such deferred tax assets may not be realizable. All German net operating loss carryovers were realized in 2021.

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

The activity of our deferred income tax valuation allowance was as follows:

	December 31,
	2022	2021
	($ in millions)
Beginning balance	$70.1	$239.6
Increases to valuation allowances	14.6	3.2
Decreases to valuation allowances	(6.6)	(169.6)
Foreign currency translation adjustments	(1.7)	(3.1)
Ending balance	$76.4	$70.1

As of December 31, 2022, we had $51.6 million of gross unrecognized tax benefits, which would have a net $50.6 million impact on the effective tax rate, if recognized.  As of December 31, 2021, we had $43.4 million of gross unrecognized tax benefits, which would have a net $43.6 million impact on the effective tax rate, if recognized.  The change for both 2022 and 2021 primarily relates to additional gross unrecognized benefits for current and prior year tax positions, as well as decreases for prior year tax positions.  The amounts of unrecognized tax benefits were as follows:

	December 31,
	2022	2021
	($ in millions)
Beginning balance	$43.4	$21.3
Increase for current year tax positions	10.3	5.8
Increase for prior year tax positions	0.3	24.4
Decrease for prior year tax positions	(0.8)	(4.1)
Reduction due to lapse in statute of limitations	—	(3.0)
Foreign currency translation adjustments	(1.6)	(1.0)
Ending balance	$51.6	$43.4

We recognize interest and penalty expense related to unrecognized tax positions as a component of the income tax provision.  As of December 31, 2022 and 2021, interest and penalties accrued were $1.2 million and $0.5 million, respectively.  For 2022, 2021 and 2020, we recorded expense (benefit) related to interest and penalties of $0.7 million, $0.5 million and $(0.1) million, respectively.

As of December 31, 2022, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $18.3 million over the next twelve months.  The anticipated reduction primarily relates to settlements with tax authorities and the expiration of federal, state and foreign statutes of limitation.

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

Tax Years
U.S. federal income tax	2018 - 2021
U.S. state income tax	2012 - 2021
Canadian federal income tax	2015 - 2021
Brazil	2015 - 2021
Germany	2015 - 2021
China	2014 - 2021
The Netherlands	2015 - 2021

NOTE 15. ACCRUED LIABILITIES

Included in accrued liabilities were the following:

	December 31,
	2022	2021
	($ in millions)
Accrued compensation and payroll taxes	$111.9	$112.0
Tax-related accruals	51.4	58.0
Accrued interest	35.6	39.1
Legal and professional costs	41.6	35.8
Accrued employee benefits	64.6	48.3
Manufacturing related accruals	47.1	52.8
Environmental (current portion only)	25.0	25.0
Asset retirement obligation (current portion only)	13.7	13.4
Restructuring reserves (current portion only)	13.6	12.2
Derivative contracts	42.5	3.5
Other	61.8	58.0
Accrued liabilities	$508.8	$458.1

NOTE 16. CONTRIBUTING EMPLOYEE OWNERSHIP PLAN

The Contributing Employee Ownership Plan (CEOP) is a defined contribution plan available to essentially all domestic employees.  We provide a contribution to an individual retirement contribution account maintained with the CEOP equal to an amount of between 5.0% and 7.5% of the employee’s eligible compensation.  The defined contribution plan expense was $37.4 million, $35.4 million and $30.6 million for 2022, 2021 and 2020, respectively.

Company matching contributions are invested in the same investment allocation as the employee’s contribution.  Our matching contributions for eligible employees amounted to $14.4 million, $14.2 million and $3.7 million in 2022, 2021 and 2020, respectively. Effective January 1, 2020, we suspended the match on all salaried and non-bargaining hourly employees’ contributions, and moved to a discretionary contribution model with contributions contingent upon company-wide financial performance. For the year ended December 31, 2020, we did not make a discretionary matching contribution. Effective January 1, 2021, we reinstated the match on all salaried and non-bargaining hourly employees’ contributions, which provides for a maximum 3% matching contribution based on the level of participant contributions.

Employees generally become vested in the value of the contributions we make to the CEOP according to a schedule based on service.  After 2 years of service, participants are 25% vested.  They vest in increments of 25% for each additional year and after 5 years of service, they are 100% vested in the value of the contributions that we have made to their accounts. Effective in February 2023, employees will immediately vest in matching contributions. Additionally, after 2 years of service, participants will be 50% vested and after 3 years of service, participants will be 100% vested in the value of the Company matching contributions made to the CEOP.

NOTE 17. STOCK-BASED COMPENSATION

Stock-based compensation expense was allocated to the operating segments for the portion related to employees whose compensation would be included in cost of goods sold with the remainder recognized in corporate/other.  There were no significant capitalized stock-based compensation costs.  Stock-based compensation granted includes stock options, performance share awards, restricted stock awards and deferred directors’ compensation.  Stock-based compensation expense was as follows:

	Years ended December 31,
	2022	2021	2020
	($ in millions)
Stock-based compensation	$25.6	$28.4	$17.5
Mark-to-market adjustments	(2.5)	24.7	4.8
Total expense	$23.1	$53.1	$22.3

Stock Plans

Under the stock option and long-term incentive plans, options may be granted to purchase shares of our common stock at an exercise price not less than fair market value at the date of grant, and are exercisable for a period not exceeding ten years from that date.  Stock options, restricted stock and performance shares typically vest over three years.  We issue shares to settle stock options, restricted stock and share-based performance awards.  In 2022, 2021 and 2020, long-term incentive awards included stock options, performance share awards and restricted stock.  The stock option exercise price was set at the fair market value of common stock on the date of the grant, and the options have a ten-year term.

The fair value of each stock option granted, which typically vests ratably over three years, but not less than one year, was estimated on the date of grant, using the Black-Scholes option-pricing model with the following assumptions:

Grant date	2022	2021	2020
Dividend yield	1.60%	2.76%	4.60%
Risk-free interest rate	1.93%	0.94%	1.44%
Expected volatility	48%	44%	36%
Expected life (years)	7.0	6.0	6.0
Weighted-average grant fair value (per option)	$21.18	$9.91	$3.64
Weighted-average exercise price	$49.71	$28.99	$17.33
Stock options granted	752,100	1,154,700	2,663,100

Dividend yield was based on our current dividend yield as of the option grant date. Risk-free interest rate was based on zero coupon U.S. Treasury securities rates for the expected life of the options.  Expected volatility was based on our historical stock price movements, as we believe that historical experience is the best available indicator of the expected volatility. Expected life of the option grant was based on historical exercise and cancellation patterns, as we believe that historical experience is the best estimate for future exercise patterns

Stock option transactions were as follows:

				Exercisable
	Shares	Option Price	Weighted-Average Option Price	Options	Weighted-Average Exercise Price
Outstanding at January 1, 2022	5,980,236	13.14-58.59	$25.88	3,736,639	$26.60
Granted	752,100	43.91-65.77	49.88
Exercised	(1,057,723)	13.14-50.08	24.25
Canceled	(235,893)	17.33-49.71	29.56
Outstanding at December 31, 2022	5,438,720	13.14-65.77	$29.36	3,740,936	$26.50

At December 31, 2022, the average exercise period for all outstanding and exercisable options was 74 months and 62 months, respectively.  At December 31, 2022, the aggregate intrinsic value (the difference between the exercise price and market value) for outstanding options was $128.7 million, which includes exercisable options of $99.0 million.  The total intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $36.9 million, $73.1 million and $0.6 million, respectively.

The total unrecognized compensation cost related to unvested stock options at December 31, 2022 was $14.3 million and was expected to be recognized over a weighted-average period of 1.3 years.

The following table provides certain information with respect to stock options exercisable at December 31, 2022:

Range of Exercise Prices	Options Exercisable	Weighted-Average Exercise Price	Options Outstanding	Weighted-Average Exercise Price
Under $22.00	799,201	$15.86	1,172,870	$16.33
$22.00 - $28.00	1,063,453	26.50	1,063,453	26.50
Over $28.00	1,878,282	31.02	3,202,397	35.08
	3,740,936		5,438,720

At December 31, 2022, common shares reserved for issuance and available for grant or purchase under the following plans consisted of:

	Number of Shares
Stock Option Plans	Reserved for Issuance	Available for Grant or Purchase(1)
2000 long term incentive plan	6,000	—
2003 long term incentive plan	60,167	—
2006 long term incentive plan	26,697	—
2009 long term incentive plan	129,617	—
2014 long term incentive plan	521,734	—
2016 long term incentive plan	1,425,333	—
2018 long term incentive plan	8,685,620	4,228,662
2021 long term incentive plan	2,750,000	2,750,000
Total under stock option plans	13,605,168	6,978,662

	Number of Shares
Stock Purchase Plans	Reserved for Issuance	Available for Grant or Purchase
1997 stock plan for non-employee directors	373,322	130,293

(1)All available to be issued as stock options, but includes a sub-limit for all types of stock awards of 2,767,130 shares.

Under the stock purchase plans, our non-employee directors may defer certain elements of their compensation into shares of our common stock based on fair market value of the shares at the time of deferral.  Non-employee directors annually receive stock grants as a portion of their director compensation.  Of the shares reserved under the stock purchase plans at December 31, 2022, 243,029 shares were committed.

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

The fair value of each performance share award based on net income was estimated on the date of grant, using the current stock price. The fair value of each performance share award based on TSR was estimated on the date of grant, using a Monte Carlo simulation model with the following weighted average assumptions:

Grant date	2022	2021
Risk-free interest rate	1.74%	0.23%
Expected volatility of Olin common stock	59%	55%
Expected average volatility of peer companies	47%	50%
Average correlation coefficient of peer companies	0.51	0.50
Expected life (years)	3	3
Grant date fair value (TSR based award)	$64.13	$39.96
Grant date fair value (net income based award)	$49.71	$28.99
Performance share awards granted	184,000	248,700

Risk-free interest rate was based on zero coupon U.S. Treasury securities rates for the expected life of the performance share awards. Expected volatility of Olin common stock and peer companies was based on historical stock price movements, as we believe that historical experience is the best available indicator of the expected volatility. The average correlation coefficient of peer companies was determined based on historical trends of Olin’s common stock price compared to the peer companies. Expected life of the performance share award grant was based on historical exercise and cancellation patterns, as we believe that historical experience is the best estimate of future exercise patterns.

Performance share transactions were as follows:

	To Settle in Cash		To Settle in Shares
	Shares	Weighted-Average Fair Value per Share	Shares	Weighted-Average Fair Value per Share
Outstanding at January 1, 2022	783,274	$57.57	436,757	$23.75
Granted	108,660	49.68	105,706	49.63
Paid/Issued	(228,009)	57.57	(81,844)	26.26
Converted from shares to cash	41,767	21.02	(41,767)	21.02
Canceled	(30,676)	54.22	(30,044)	31.65
Outstanding at December 31, 2022	675,016	$52.90	388,808	$29.94
Total vested at December 31, 2022	549,266	$52.90	273,406	$25.51

The summary of the status of our unvested performance shares to be settled in cash were as follows:

	Shares	Weighted-Average Fair Value per Share
Unvested at January 1, 2022	190,360	$57.57
Granted	108,660	49.68
Vested	(142,594)	52.90
Canceled	(30,676)	54.22
Unvested at December 31, 2022	125,750	$52.90

At December 31, 2022, the liability recorded for performance shares to be settled in cash totaled $29.1 million.  The total unrecognized compensation cost related to unvested performance shares at December 31, 2022 was $11.3 million and was expected to be recognized over a weighted-average period of 1.6 years.

NOTE 18. SHAREHOLDERS’ EQUITY

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

For the years ended December 31, 2022 and 2021, 25.7 million and 4.7 million shares, respectively, of common stock have been repurchased and retired at a total value of $1,350.7 million and $251.9 million, respectively. As of December 31, 2022, a cumulative total of 5.9 million shares were repurchased and retired at a cost of $298.5 million and $1,701.5 million of common stock remained authorized to be repurchased under the 2022 Repurchase Authorization program.

During 2022, 2021 and 2020, we issued 1.1 million, 3.4 million and 0.1 million shares, respectively, with a total value of $25.7 million, $72.4 million and $1.9 million, respectively, representing stock options exercised.

We have registered an undetermined amount of securities with the SEC, so that, from time-to-time, we may issue debt securities, preferred stock and/or common stock and associated warrants in the public market under that registration statement.

The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Derivative Contracts (net of taxes)	Pension and Other Postretirement Benefits (net of taxes)	Accumulated Other Comprehensive Loss
	($ in millions)
Balance at January 1, 2020	$(8.4)	$(13.6)	$(781.4)	$(803.4)
Unrealized losses	27.8	31.1	26.6	85.5
Reclassification adjustments of losses into income	—	14.9	46.3	61.2
Tax provision	—	(11.0)	(22.2)	(33.2)
Net change	27.8	35.0	50.7	113.5
Balance at December 31, 2020	19.4	21.4	(730.7)	(689.9)
Unrealized gains	(30.3)	182.0	249.7	401.4
Reclassification adjustments of (gains) losses into income	—	(180.1)	54.3	(125.8)
Tax provision	—	(0.5)	(73.2)	(73.7)
Net change	(30.3)	1.4	230.8	201.9
Balance at December 31, 2021	(10.9)	22.8	(499.9)	(488.0)
Unrealized (losses) gains	(27.7)	(15.6)	72.1	28.8
Reclassification adjustments of (gains) losses into income	—	(58.2)	35.5	(22.7)
Tax benefit (provision)	—	18.5	(32.5)	(14.0)
Net change	(27.7)	(55.3)	75.1	(7.9)
Balance at December 31, 2022	$(38.6)	$(32.5)	$(424.8)	$(495.9)

Net income (loss), interest expense and cost of goods sold included reclassification adjustments for realized gains and losses on derivative contracts from accumulated other comprehensive loss.

Net income (loss) and non-operating pension income included the amortization of prior service costs and actuarial losses from accumulated other comprehensive loss.

NOTE 19. SEGMENT INFORMATION

We define segment results as income (loss) before interest expense, interest income, goodwill impairment charges, other operating income (expense), non-operating pension income, other income and income taxes, and includes the operating results of non-consolidated affiliates.  Consistent with the guidance in ASC 280 “Segment Reporting,” we have determined it is appropriate to include the operating results of non-consolidated affiliates in the relevant segment financial results. We have three operating segments: Chlor Alkali Products and Vinyls, Epoxy and Winchester. The three operating segments reflect the organization used by our management for purposes of allocating resources and assessing performance. Chlorine and caustic soda used in our Epoxy segment is transferred at cost from the Chlor Alkali Products and Vinyls segment.

	Years ended December 31,
	2022	2021	2020
Sales:	($ in millions)
Chlor Alkali Products and Vinyls	$5,085.0	$4,140.8	$2,959.9
Epoxy	2,690.5	3,186.0	1,870.5
Winchester	1,600.7	1,583.8	927.6
Total sales	$9,376.2	$8,910.6	$5,758.0
Income (loss) before taxes:
Chlor Alkali Products and Vinyls	$1,181.3	$997.8	$3.5
Epoxy	388.5	616.5	40.8
Winchester	372.9	412.1	92.3
Corporate/Other:
Environmental expense	(23.2)	(14.0)	(20.9)
Other corporate and unallocated costs	(131.5)	(135.1)	(154.3)
Restructuring charges	(25.3)	(27.9)	(9.0)
Goodwill impairment	—	—	(699.8)
Other operating income	16.3	1.4	0.7
Interest expense	(143.9)	(348.0)	(292.7)
Interest income	2.2	0.2	0.5
Non-operating pension income	38.7	35.7	18.9
Income (loss) before taxes	$1,676.0	$1,538.7	$(1,020.0)
Depreciation and amortization expense:
Chlor Alkali Products and Vinyls	$482.2	$466.4	$451.4
Epoxy	83.3	86.1	90.7
Winchester	24.6	23.3	20.1
Corporate/Other	8.7	6.7	6.2
Total depreciation and amortization expense	$598.8	$582.5	$568.4
Capital spending:
Chlor Alkali Products and Vinyls	$151.4	$130.2	$180.4
Epoxy	27.2	31.0	33.7
Winchester	31.0	28.5	24.5
Corporate/Other	27.3	10.9	60.3
Total capital spending	$236.9	$200.6	$298.9

Segment assets include only those assets which are directly identifiable to an operating segment.  Assets of the corporate/other segment include primarily such items as cash and cash equivalents, deferred taxes and other assets.

	December 31,
	2022	2021
Assets:	($ in millions)
Chlor Alkali Products and Vinyls	$5,782.2	$6,184.9
Epoxy	1,201.9	1,307.3
Winchester	595.0	540.6
Corporate/Other	465.1	484.9
Total assets	$8,044.2	$8,517.7

Property, plant and equipment is attributed to geographic areas based on asset location and sales are attributed to geographic areas based on customer location.

	December 31,
	2022	2021
Property, plant and equipment:	($ in millions)
United States	$2,434.4	$2,639.6
Foreign	239.7	274.0
Total property, plant and equipment	$2,674.1	$2,913.6

	Years ended December 31,
	2022	2021	2020
Sales by geography:	($ in millions)
Chlor Alkali Products and Vinyls
United States	$3,400.0	$2,839.1	$2,092.5
Europe	331.9	203.5	106.7
Other foreign	1,353.1	1,098.2	760.7
Total Chlor Alkali Products and Vinyls	5,085.0	4,140.8	2,959.9
Epoxy
United States	855.1	926.7	578.1
Europe	1,181.8	1,457.9	684.9
Other foreign	653.6	801.4	607.5
Total Epoxy	2,690.5	3,186.0	1,870.5
Winchester
United States	1,467.0	1,502.2	865.9
Europe	34.1	19.4	9.3
Other foreign	99.6	62.2	52.4
Total Winchester	1,600.7	1,583.8	927.6
Total
United States	5,722.1	5,268.0	3,536.5
Europe	1,547.8	1,680.8	800.9
Other foreign	2,106.3	1,961.8	1,420.6
Total sales	$9,376.2	$8,910.6	$5,758.0

	Years ended December 31,
	2022	2021	2020
Sales by product line:	($ in millions)
Chlor Alkali Products and Vinyls
Caustic soda	$2,389.1	$1,869.3	$1,408.3
Chlorine, chlorine derivatives and other products	2,695.9	2,271.5	1,551.6
Total Chlor Alkali Products and Vinyls	5,085.0	4,140.8	2,959.9
Epoxy
Aromatics and allylics	1,338.6	1,450.5	821.0
Epoxy resins	1,351.9	1,735.5	1,049.5
Total Epoxy	2,690.5	3,186.0	1,870.5
Winchester
Commercial	1,079.1	1,104.1	640.5
Military and law enforcement	521.6	479.7	287.1
Total Winchester	1,600.7	1,583.8	927.6
Total sales	$9,376.2	$8,910.6	$5,758.0

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

We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites.  Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs.  Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages.  With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we expect to incur to protect our interests against those unasserted claims.  Our accrued liabilities for unasserted claims amounted to $9.0 million at December 31, 2022.  With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and operation, maintenance and monitoring (OM&M) expenses that, in our experience, we expect to incur in connection with the asserted claims.  Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.

Our liabilities for future environmental expenditures were as follows:

	December 31,
	2022	2021
	($ in millions)
Beginning balance	$147.3	$147.2
Charges to income	24.2	16.2
Remedial and investigatory spending	(24.6)	(16.4)
Foreign currency translation adjustments	(0.3)	0.3
Ending balance	$146.6	$147.3

At December 31, 2022 and 2021, our consolidated balance sheets included environmental liabilities of $121.6 million and $122.3 million, respectively, which were classified as other noncurrent liabilities.  Our environmental liability amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology.  These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed.  As a result of these reassessments, future charges to income may be made for additional liabilities.  Of the $146.6 million included on our consolidated balance sheet at December 31, 2022 for future environmental expenditures, we currently expect to utilize $56.5 million of the reserve for future environmental expenditures over the next 5 years, $49.0 million for expenditures 6 to 10 years in the future, and $41.1 million for expenditures beyond 10 years in the future.

Our total estimated environmental liability at December 31, 2022 was attributable to 57 sites, 14 of which were United States Environmental Protection Agency National Priority List sites. Nine sites accounted for 82% of our environmental liability and, of the remaining 48 sites, no one site accounted for more than 2% of our environmental liability. At seven of the nine sites, part of the site is in the long-term OM&M stage. At seven of the nine sites, a remedial action plan is being developed for part of the site. At five of the nine sites, a remedial design is being developed at part of the site and at four of the nine sites, part of the site is subject to a remedial investigation. All nine sites are either associated with past manufacturing operations or former waste disposal sites.  None of the nine largest sites represents more than 25% of the liabilities reserved on our consolidated balance sheet at December 31, 2022 for future environmental expenditures.

Environmental provisions charged to income, which are included in cost of goods sold, were as follows:

	Years ended December 31,
	2022	2021	2020
	($ in millions)
Provisions charged to income	$24.2	$16.2	$20.9
Insurance recoveries for costs incurred and expensed	(1.0)	(2.2)	—
Environmental expense	$23.2	$14.0	$20.9

Environmental expense for the years ended December 31, 2022 and 2021 included $1.0 million and $2.2 million, respectively, of insurance recoveries for environmental costs incurred and expensed in prior periods.

These charges relate primarily to remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites and may be material to operating results in future years.

Annual environmental-related cash outlays for site investigation and remediation are expected to range between approximately $20 million to $30 million over the next several years, which are expected to be charged against reserves recorded on our consolidated balance sheet.  While we do not anticipate a material increase in the projected annual level of our environmental-related cash outlays for site investigation and remediation, there is always the possibility that such an increase may occur in the future in view of the uncertainties associated with environmental exposures.  Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, changes in regulatory authorities, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other Potentially Responsible Parties (PRPs), our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs.  It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations.  At December 31, 2022, we estimate that it is reasonably possible that we may have additional contingent environmental liabilities of $70 million in addition to the amounts for which we have already recorded as a reserve.

NOTE 21. LEASES

Our lease commitments are primarily for railcars, but also include logistics, manufacturing, storage, real estate and information technology assets. Our leases have remaining lease terms of up to 92 years (15 years excluding land leases), some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year.

The amounts for leases included in our consolidated balance sheets include:

		December 31,
		2022	2021
Lease assets:	Balance sheet location:	($ in millions)
Operating	Operating lease assets, net	$356.0	$372.4
Finance	Property, plant and equipment, less accumulated depreciation(1)	2.4	3.4
Total lease assets		$358.4	$375.8
Lease liabilities:
Current
Operating	Current operating lease liabilities	$71.8	$76.8
Finance	Current installments of long-term debt	1.0	1.1
Long-term
Operating	Operating lease liabilities	292.5	302.0
Finance	Long-term debt	0.9	1.9
Total lease liabilities		$366.2	$381.8

(1)     As of December 31, 2022 and 2021, assets recorded under finance leases were $7.6 million for both years and accumulated depreciation associated with finance leases was $5.2 million and $4.3 million, respectively.

The components of lease expense are recorded to cost of goods sold and selling and administration expenses in the consolidated statement of operations, excluding interest on finance lease liabilities which is recorded to interest expense. The components of lease expense were as follows:

	Years Ended December 31,
	2022	2021	2020
Lease expense:	($ in millions)
Operating	$93.4	$97.1	$96.0
Other operating lease expense(1)	32.5	28.7	24.3
Finance:
Depreciation of leased assets	1.0	1.1	1.3
Interest on lease liabilities	0.1	0.1	0.2
Total lease expense	$127.0	$127.0	$121.8

(1)     Includes costs associated with short-term leases and variable lease expenses.

The maturities of lease liabilities were as follows:

	December 31, 2022
	Operating leases	Finance leases	Total
	($ in millions)
2023	$81.8	$1.0	$82.8
2024	68.1	0.8	68.9
2025	58.4	0.2	58.6
2026	45.4	—	45.4
2027	35.3	—	35.3
Thereafter	138.3	—	138.3
Total lease payments	427.3	2.0	429.3
Less: Imputed interest(1)	(63.0)	(0.1)	(63.1)
Present value of lease liabilities	$364.3	$1.9	$366.2

(1)     Calculated using the discount rate for each lease.

Other information related to leases was as follows:

	Years Ended December 31,
	2022	2021	2020
Supplemental cash flows information:	($ in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$93.1	$97.4	$95.9
Operating cash flows from finance leases	0.1	0.1	0.2
Financing cash flows from finance leases	1.1	1.1	2.1
Non-cash increase in lease assets and lease liabilities:
Operating leases	$71.8	$56.7	$70.5
Finance leases	—	0.1	1.1

	December 31,
Weighted-average remaining lease term:	2022	2021	2020
Operating leases	9.1 years	9.3 years	9.5 years
Finance leases	1.6 years	2.4 years	3.1 years
Weighted-average discount rate:
Operating leases	3.4%	3.1%	3.0%
Finance leases	3.6%	3.4%	3.3%

As of December 31, 2022, we have additional operating leases that have not yet commenced of approximately $2 million which are expected to commence during 2023 with lease terms between 2 years and 5 years.

NOTE 22. COMMITMENTS AND CONTINGENCIES

The following table summarizes our contractual commitments under purchase contracts as of December 31, 2022:

Purchase Commitments
($ in millions)
2023	$1,044.7
2024	1,031.6
2025	844.6
2026	321.6
2027	321.7
Thereafter	3,097.4
Total commitments	$6,661.6

The above purchase commitments include raw material, capital expenditure, long-term energy supply contracts and utility purchasing commitments utilized in our normal course of business for our projected needs.

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

We, and our subsidiaries, are defendants in various other legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities.  At December 31, 2022 and 2021, our consolidated balance sheets included accrued liabilities for these other legal actions of $14.4 million and $14.2 million, respectively.  These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these other legal actions will materially adversely affect our financial position, cash flows or results of operations.

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

We actively manage currency exposures that are associated with net monetary asset positions, currency purchases and sales commitments denominated in foreign currencies and foreign currency denominated assets and liabilities created in the normal course of business. We enter into forward sales and purchase contracts to manage currency risk to offset our net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of our operations. At December 31, 2022, we had outstanding forward contracts to buy foreign currency with a notional value of $275.8 million and to sell foreign currency with a notional value of $110.7 million. All of the currency derivatives expire within one year and are for USD equivalents. The counterparties to the forward contracts are large financial institutions; however, the risk of loss to us in the event of nonperformance by a counterparty could impact our financial position or results of operations. At December 31, 2021, we had outstanding forward contracts to buy foreign currency with a notional value of $199.0 million and to sell foreign currency with a notional value of $124.4 million.

Cash Flow Hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the change in fair value of the derivative is recognized as a component of other comprehensive income (loss) until the hedged item is recognized in earnings.

We had the following notional amounts of outstanding commodity contracts that were entered into to hedge forecasted purchases:

	December 31,
	2022	2021
	($ in millions)
Natural gas	$107.6	$37.7
Ethane	46.0	60.3
Metals	107.6	126.3
Total notional	$261.2	$224.3

As of December 31, 2022, the counterparties to these commodity contracts were Wells Fargo Bank, N.A., Citibank, N.A., JPMorgan Chase Bank, National Association, and Bank of America Corporation, all of which are major financial institutions.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, ethane, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in our manufacturing process.  At December 31, 2022, we had open derivative contract positions through 2028.  If all open futures contracts had been settled on December 31, 2022, we would have recognized a pretax loss of $43.5 million.

If commodity prices were to remain at December 31, 2022 levels, approximately $30.5 million of deferred losses, net of tax, would be reclassified into earnings during the next twelve months.  The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

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

In August 2019, we terminated the interest rate swaps designated as fair value hedges which resulted in a loss of $2.3 million that was deferred as an offset to the carrying value of the related debt and was subsequently recognized to interest expense. In 2021, we redeemed the 2025 Notes, which resulted in recognition of the outstanding deferred swap loss. For the years ended December 31, 2021 and 2020, $1.8 million and $0.4 million, respectively, of expense was recorded to interest expense on the accompanying consolidated statements of operations related to these swap agreements.

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

The following table summarizes the location and fair value of the derivative instruments on our consolidated balance sheets.  The table disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis before giving effect to master netting arrangements:

	December 31,
	2022	2021
Asset Derivatives:	($ in millions)
Other current assets
Derivatives designated as hedging instruments:
Commodity contracts - gains	$2.4	$31.8
Commodity contracts - losses	(0.9)	(6.2)
Derivatives not designated as hedging instruments:
Foreign exchange contracts - gains	0.3	2.0
Foreign exchange contracts - losses	—	(0.8)
Total other current assets	1.8	26.8
Other assets
Derivatives designated as hedging instruments:
Commodity contracts - gains	4.0	7.9
Total other assets	4.0	7.9
Total Asset Derivatives(1)	$5.8	$34.7
Liability Derivatives:
Accrued liabilities
Derivatives designated as hedging instruments:
Commodity contracts - losses	$43.3	$3.6
Commodity contracts - gains	(1.7)	(0.7)
Derivatives not designated as hedging instruments:
Foreign exchange contracts - losses	1.7	0.7
Foreign exchange contracts - gains	(0.8)	(0.1)
Total accrued liabilities	42.5	3.5
Other liabilities
Derivatives designated as hedging instruments:
Commodity contract - losses	8.0	0.3
Commodity contract - gains	(0.6)	—
Total other liabilities	7.4	0.3
Total Liability Derivatives(1)	$49.9	$3.8

(1)     Does not include the impact of cash collateral received from or provided to counterparties.

The following table summarizes the effects of derivative instruments on our consolidated statements of operations:

		Amount of Gain (Loss)
		Years Ended December 31,
	Location of Gain (Loss)	2022	2021	2020
Derivatives – Cash Flow Hedges		($ in millions)
Recognized in other comprehensive (loss) income:
Commodity contracts	———	$(15.6)	$182.0	$31.1
Reclassified from accumulated other comprehensive loss into income:
Commodity contracts	Cost of goods sold	$58.2	$180.1	$(14.9)
Derivatives – Fair Value Hedges
Interest rate contracts	Interest expense	$—	$(1.8)	$(0.4)
Derivatives Not Designated as Hedging Instruments
Commodity Contracts	Cost of goods sold	$0.5	$—	$—
Foreign exchange contracts	Selling and administration	$(27.8)	$(22.0)	$17.7

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

Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceeds a specific threshold.  If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability.  As of December 31, 2022 and 2021, this threshold was not exceeded. In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.

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

Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets	($ in millions)
Commodity contracts	$—	$5.5	$—	$5.5
Foreign exchange contracts	—	0.3	—	0.3
Total Assets	$—	$5.8	$—	$5.8
Liabilities
Commodity contracts	$—	$49.0	$—	$49.0
Foreign exchange contracts	—	0.9	—	0.9
Total Liabilities	$—	$49.9	$—	$49.9
Balance at December 31, 2021
Assets
Commodity contracts	$—	$33.5	$—	$33.5
Foreign exchange contracts	—	1.2	—	1.2
Total Assets	$—	$34.7	$—	$34.7
Liabilities
Commodity contracts	$—	$3.2	$—	$3.2
Foreign exchange contracts	—	0.6	—	0.6
Total Liabilities	$—	$3.8	$—	$3.8

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

Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments. Since our long-term debt instruments may not be actively traded, the inputs used to measure the fair value of our long-term debt are based on current market rates for debt of similar risk and maturities and is classified as Level 2 in the fair value measurement hierarchy.  As of December 31, 2022 and 2021, the fair value measurements of debt were $2,517.7 million and $2,921.0 million, respectively.

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by ASC 820.  There were no assets measured at fair value on a nonrecurring basis as of December 31, 2022 and 2021.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.  CONTROLS AND PROCEDURES

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting and the related report of Olin’s independent registered public accounting firm, KPMG LLP, are included in Item 8—“Consolidated Financial Statements and Supplementary Data.”

Item 9B.  OTHER INFORMATION

On February 22, 2023, our Board of Directors, as part of a periodic review of Olin’s governance documents, approved changes to Olin’s Bylaws, effective as of February 22, 2023 (as amended and restated, the “Bylaws”). The amendments, among other things:

•expand the scope of disclosures required by a shareholder seeking to bring a director nomination or other business before a meeting of shareholders (“proposing shareholder”) to include:

•any derivative instrument that has been entered into by, or on behalf of, the proposing shareholder and any affiliates or associates or other parties with whom the proposing shareholder is acting in concert (each, an “associated person”), the effect or intent of which is to mitigate loss to, manage risk or benefit of share price changes for, or increase or decrease the voting power of, the proposing shareholder or any associated person, with respect to Olin shares, or relates to the acquisition or disposition of any Olin shares;

•any agreement pursuant to which the proposing shareholder or any associated person, has a right to vote or direct the voting of any of the Olin’s securities;

•any rights to dividends on Olin shares owned beneficially by the proposing shareholder and any associated person that are separated or separable from the underlying Olin shares;

•any proportionate interest in Olin shares or any derivative instruments held, directly or indirectly, by a general or limited partnership or limited liability company or similar entity in which the proposing shareholder or any associated person is a general partner or, directly or indirectly, beneficially owns an interest in a general partner, is the manager or managing member or, directly or indirectly, beneficially owns an interest in the manager or managing member of a limited liability company or similar entity; and

•any performance-related fees (other than an asset-based fee) that the proposing shareholder or any associated person is entitled to based on the increase or decrease in the value of Olin shares or derivative instruments;

•expand the scope of disclosures required by a proposing shareholder seeking to bring a director nomination (“shareholder nominee”) to include:

•the name, age, business address and, if known, residence address of each shareholder nominee for whom the proposing shareholder is proposing or intends to solicit proxies and of each shareholder nominee who would be presented for election at the annual meeting in the event of a need to change the proposing shareholders’ original slate; and

•a representation as to whether the proposing shareholder or any associated person intends to solicit proxies in support of director nominees other than individuals nominated by the Board of Directors (“board nominees”) in compliance with the requirements of Rule 14a-19(b) under the Securities Exchange Act of 1934 (the “Exchange Act”);

•change the deadline by which a proposing shareholder must provide notice to Olin of the proposing shareholder’s intent to nominate directors for election to the Board or propose other business at an annual meeting from not later than 90 calendar days before the anniversary of the immediately preceding annual meeting to not later than 120 calendar days before the anniversary of the immediately preceding annual meeting and provide that, if no annual meeting was held in the previous year or the date of the annual meeting is more than 30 calendar days before or more than 60 calendar days after such anniversary date, the proposing shareholder must provide notice to Olin not later than the 90th calendar day prior to such annual meeting of shareholders or, if later, the 10th calendar day following the date on which public disclosure of the date of such annual meeting is first made;

•provide that, in the case of a special meeting for the election of directors called by the Board of Directors, a proposing shareholder must provide notice of the proposing shareholder’s intent to nominate directors not later the 7th calendar day following the date on which notice of such meeting is first given to shareholders;

•clarify that, in addition to complying with the advance notice provisions in the Bylaws, each proposing shareholder and any associated person must also comply with all applicable requirements of Olin’s Articles of Incorporation, the Bylaws and state and federal law, including the Exchange Act, with respect to any such proposal or the solicitation of proxies with respect thereto;

•provide that any shareholder directly or indirectly soliciting proxies from other shareholders must use a proxy card color other than white;

•provide that (a) no shareholder or associated person may solicit proxies in support of any nominees other than board nominees unless such shareholder and associated person complies with Rule 14a-19 under the Exchange Act in connection with the solicitation of such proxies, including the provision to Olin of notices required thereunder in a timely manner, and (b) if such shareholder or associated person (i) provides notice pursuant to Rule 14a-19(b) under the Exchange Act and (ii) subsequently fails to comply with any of the requirements of Rule 14a-19 under the Exchange Act, then Olin will disregard any proxies or votes solicited for such shareholder’s nominees;

•provide that, if any shareholder or associated person provides notice pursuant to Rule 14a-19(b) under the Exchange Act, such shareholder or associated person must deliver to Olin, upon its request, reasonable evidence that such shareholder or associated person has met the requirements of Rule 14a-19 under the Exchange Act no later than five business days prior to the applicable meeting;

•require shareholder nominees and board nominees to provide any additional information necessary to permit the Board to determine the nominee’s independence; and

•make various other updates, including clarify, ministerial and conforming changes.

The foregoing description of the amendments to the Bylaws is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is attached hereto as Exhibit 3.2 and is incorporated herein by reference.

Item 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We incorporate the biographical information relating to our Directors under the heading ITEM 1—“PROPOSAL FOR THE ELECTION OF DIRECTORS” in our Proxy Statement relating to our 2023 Annual Meeting of Shareholders (the “Proxy Statement”) by reference in this Report.  We incorporate the biographical information regarding executive officers under the heading “EXECUTIVE OFFICERS” in our Proxy Statement by reference in this report.

The information with respect to our audit committee, including the audit committee financial expert, is incorporated by reference in this Report to the information contained in the paragraph entitled “CORPORATE GOVERNANCE MATTERS—What Are our Board Committees?” in our Proxy Statement.  We incorporate by reference in this Report information regarding procedures for shareholders to nominate a director for election, in the Proxy Statement under the headings “MISCELLANEOUS—How can I directly nominate a director for election to the board at the 2024 annual meeting?” and “CORPORATE GOVERNANCE MATTERS—What Is Olin’s Director Nomination Process?”.

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

Equity Compensation Plan Information
	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)(1)
Equity compensation plans approved by security holders (2)	6,869,535	(3)	$28.06	(3)	7,108,955
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	6,869,535		$28.06	(3)	7,108,955

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
(3)Includes:
•5,438,720 shares issuable upon exercise of options with a weighted-average exercise price of $29.36, and a weighted-average remaining term of 6.2 years,
•153,220 shares issuable under restricted stock unit grants, with a weighted-average remaining term of 0.4 years,
•1,034,566 shares issuable in connection with outstanding performance share awards, with a weighted-average term of 1.5 years remaining in the performance measurement period, and
•243,029 shares under the 1997 Stock Plan for Non-employee Directors which represent stock grants for retainers, other board and committee fees and dividends on deferred stock under the plan.

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

3.1	Amended and Restated Articles of Incorporation of Olin Corporation as amended effective April 24, 2020—Exhibit 3.1 to Olin’s Form 8-K filed April 28, 2020*
3.2	Bylaws of Olin Corporation as amended effective February 22, 2023
4.1	Description of Olin Corporation Securities registered under Section 12 of the Exchange Act
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

4.5	Trust Indenture effective December 1, 2010 between Mississippi Business Finance Corporation and U.S. Bank National Association—Exhibit 4.1 to Olin’s Form 8-K filed December 10, 2010*
4.6	Third Supplemental Indenture dated as of August 22, 2012 between Olin Corporation and U.S. Bank National Association—Exhibit 4.1 to Olin’s Form 8-K filed August 22, 2012*
4.7	Fourth Supplemental Indenture dated as of March 9, 2017 between Olin Corporation and U.S. Bank National Association—Exhibit 4.3 to Olin’s Form 8-K filed March 9, 2017*
4.8
Fifth Supplemental Indenture dated January 16, 2018 between Olin Corporation and U.S. Bank National Association, as trustee, governing the Senior Notes—Exhibit 4.1 to Olin’s Form 8-K filed January 19, 2018*

4.9	Sixth Supplemental Indenture dated July 16, 2019 between Olin Corporation and U.S. Bank National Association, as trustee, governing the Senior Notes—Exhibit 4.1 to Olin’s Form 8-K filed July 16, 2019*
4.10
Seventh Supplemental Indenture dated September 30, 2020 between Olin Corporation and U. S. Bank National Association, as trustee, governing the Senior Notes—Exhibit 4.1 to Olin’s Form 10-Q filed November 5, 2020*

4.11	Loan Agreement effective December 1, 2010 between Mississippi Business Finance Corporation and Olin Corporation—Exhibit 4.2 to Olin’s Form 8-K filed December 10, 2010*
4.12
Bond Purchase Agreement dated December 9, 2010 between Mississippi Business Finance Corporation, Olin Corporation and PNC Bank, National Association, as administrative agent—Exhibit 4.3 to Olin’s Form 8-K filed December 10, 2010*

4.13
Amended and Restated Credit and Funding Agreement dated December 9, 2010 between Olin Corporation, as borrower; PNC Bank, National Association, as administrative agent; PNC Capital Markets LLC, as lead arranger; and the Lenders party thereto—Exhibit 4.4 to Olin’s Form 8-K filed December 10, 2010*

4.14
First Amendment dated December 27, 2010 to the Amended and Restated Credit and Funding Agreement dated December 9, 2010 between Olin Corporation, as borrower; PNC Bank, National Association, as administrative agent; PNC Capital Markets LLC, as lead arranger; and the Lenders party thereto—Exhibit 4.4 to Olin’s Form 8-K filed December 30, 2010*

4.15
Second Amendment dated April 27, 2012 to Amended and Restated Credit and Funding Agreement dated December 9, 2010 among Olin Corporation, the Lenders as named therein, and PNC Bank, National Association, as administrative agent for the Lenders—Exhibit 4.2 to Olin’s Form 8-K filed May 3, 2012*

4.16
Third Amendment dated June 23, 2014 to Amended and Restated Credit and Funding Agreement dated December 9, 2010 among Olin Corporation, the Lenders as named therein, and PNC Bank, National Association, as administrative agent for the Lenders—Exhibit 4.2 to Olin’s Form 8-K filed June 25, 2014*

4.17
Amendment No. 4 dated June 23, 2015 to the Amended and Restated Credit and Funding Agreement dated December 9, 2010 among Olin Corporation, the Lenders as named therein, and PNC Bank, National Association, as administrative agent—Exhibit 10.3 to Olin’s Form 8-K filed June 29, 2015*

4.18
Fifth Amendment dated September 29, 2016 to Amended and Restated Credit and Funding Agreement dated December 9, 2010 among Olin Corporation, the Lenders as named therein, and PNC Bank, National Association, as administrative agent for the Lenders—Exhibit 4.1 to Olin’s Form 10-Q filed May 3, 2017*

4.19
Sixth Amendment dated March 9, 2017 to Amended and Restated Credit and Funding Agreement dated December 9, 2010 among Olin Corporation, the Lenders as named therein, and PNC Bank, National Association, as administrative agent for the Lenders—Exhibit 4.2 to Olin’s Form 8-K filed March 9, 2017*

4.20
Seventh Amendment dated July 16, 2019 to Amended and Restated Credit and Funding Agreement dated December 9, 2010 among Olin Corporation, the Lenders as named therein, and PNC Bank, National Association, as administrative agent for the Lenders—Exhibit 4.3 to Olin’s Form 8-K filed July 16, 2019*

4.21
Eighth Amendment dated December 20, 2019 to Amended and Restated Credit and Funding Agreement dated December 9, 2010 among Olin Corporation, the Lenders as named therein, and PNC Bank, National Association, as administrative agent for the Lenders—Exhibit 4.1 to Olin’s Form 8-K filed December 20, 2019*

4.22
Ninth Amendment dated May 8, 2020 to Amended and Restated Credit and Funding Agreement dated December 9, 2010 among Olin Corporation, the Lenders as named therein, and PNC Bank, National Association, as administrative agent for the Lenders—Exhibit 4.1 to Olin’s Form 8-K filed May 11, 2020*

4.23
Tenth Amendment to Amended and Restated Credit and Funding Agreement, dated as of February 24, 2021, among Olin Corporation, the Lenders (as defined therein), and PNC Bank, National Association, as Administrative Agent—Exhibit 4.1 to Olin’s Form 8-K filed March 1, 2021*

4.24
Eleventh Amendment dated August 30, 2021 to Amended and Restated Credit and Funding Agreement dated December 9, 2010 among Olin Corporation, Olin Winchester, LLC, the Lenders as named therein, and PNC Bank, National Association, as administrative agent for the Lenders—Exhibit 4.1 to Olin’s Form 10-Q filed October 22, 2021*

4.25
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

4.30
First Supplemental Indenture dated September 30, 2020 between Olin Corporation, as issuer, as issuer, and U.S. Bank National Association, as trustee, governing the 9.500% Senior Notes due 2025—Exhibit 4.4 to Olin’s Form 10-Q filed November 5, 2020*

4.31
Second Supplemental Indenture dated September 30, 2020 between Olin Corporation, as issuer, as issuer, and U.S. Bank National Association, as trustee, governing the 9.500% Senior Notes due 2025—Exhibit 4.1 to Olin’s Form 8-K filed November 16, 2021*

4.32	Form of 5.125% Senior Notes due 2027—Exhibit 4.4 (included in Exhibit 4.3) to Olin’s Form 8-K filed March 9, 2017*
4.33	Form of 5.000% Senior Notes due 2030—Exhibit 4.1 to Olin’s Form 8-K filed January 19, 2018*
4.34	Form of 5.625% Senior Notes due 2029—Exhibit 4.2 (included in Exhibit 4.1) to Olin’s Form 8-K filed July 16, 2019*
4.35	Form of 9.500% Senior Notes due 2025—Exhibit 4.2 (included in Exhibit 4.1) to Olin’s Form 8-K filed May 20, 2020*

4.36
Receivables Financing Arrangement dated December 20, 2016 by and among Olin Corporation, Olin Finance Company, LLC, PNC Bank, National Association, PNC Capital Markets LLC and the Lender parties thereto—Exhibit 4(x) to Olin’s Form 10-K filed February 28, 2017*

4.37
Amendment No. 1 dated July 16, 2019 to Receivables Financing Arrangement and Reaffirmation of Performance Guaranty dated December 20, 2016 among Olin Corporation, Olin Finance Company, LLC, PNC Bank, National Association, PNC Capital Markets LLC and the Lender parties thereto—Exhibit 10.2 to Olin’s Form 8-K filed July 16, 2019*

4.38
Amendment No. 2 dated March 27, 2020 to Receivables Financing Arrangement and Reaffirmation of Performance Guaranty dated December 20, 2016 among Olin Corporation, Olin Finance Company, LLC, PNC Bank, National Association, PNC Capital Markets LLC and the Lender parties thereto—Exhibit 10.1 to Olin’s Form 8-K filed March 27, 2020*

4.39
Amendment No. 3 dated April 23, 2020 to Receivables Financing Arrangement and Reaffirmation of Performance Guaranty dated December 20, 2016 among Olin Corporation, Olin Finance Company, LLC, PNC Bank, National Association, PNC Capital Markets LLC and the Lender parties thereto—Exhibit 10.1 to Olin’s Form 8-K filed April 23, 2020*

4.40
Amendment No. 4 dated May 8, 2020 to Receivables Financing Arrangement and Reaffirmation of Performance Guaranty dated December 20, 2016 among Olin Corporation, Olin Finance Company, LLC, PNC Bank, National Association, PNC Capital Markets LLC and the Lender parties thereto—Exhibit 10.2 to Olin’s Form 8-K filed May 11, 2020*

4.41
Amendment No. 5 dated December 28, 2020 to Receivables Financing Arrangement and Reaffirmation of Performance Guaranty dated December 20, 2016 among Olin Corporation, Olin Finance Company, LLC, PNC Bank, National Association, PNC Capital Markets LLC and the Lender parties thereto—Exhibit 4.46 to Olin’s Form 10-K filed February 22, 2021*

4.42
Amendment No. 6 dated February 24, 2021 to Receivables Financing Arrangement and Reaffirmation of Performance Guaranty dated December 20, 2016 among Olin Corporation, Olin Finance Company, LLC, PNC Bank, National Association, PNC Capital Markets LLC and the Lender parties thereto—Exhibit 4.1 to Olin’s Form 10-Q filed April 28, 2021*

4.43
Amendment No. 7 dated September 28, 2021 to Receivables Financing Agreement dated December 20, 2016 among Olin Corporation, Olin Finance Company, LLC, PNC Bank, National Association, PNC Capital Markets LLC and the Lender parties thereto—Exhibit 10.1 to Olin’s Form 8-K filed September 29, 2021*

4.44
Amendment No. 8 dated January 20, 2022 to Receivables Financing Agreement dated December 20, 2016 among Olin Corporation, Olin Finance Company, LLC, PNC Bank, National Association, PNC Capital Markets LLC and the Lender parties thereto—Exhibit 4.53 to Olin’s Form 10-K filed February 24, 2022*

4.45
Amendment No. 9 to Receivables Financing Agreement and Reaffirmation of Performance Guaranty, dated as of October 11, 2022, among Olin Corporation, as servicer, Olin Finance Company, LLC, as borrower, PNC Bank, National Association, as administrative agent, PNC Capital Markets LLC, as structuring agent, and the Lender parties thereto — Exhibit 10.2 to Olin's Form 10Q filed October 27, 2022*

10.1	Senior Executive Pension Plan amended and restated effective October 24, 2008—Exhibit 10.1 to Olin’s Form 10-Q filed October 27, 2008*
10.2	Supplemental Contributing Employee Ownership Plan as amended and restated effective January 1, 2018—Exhibit 99.1 to Olin’s Form 8-K filed December 12, 2017*
10.3	Olin Corporation Change in Control Severance Plan for Section 16(b) Officers effective January 27, 2019—Exhibit 10.1 to Olin’s Form 8-K filed December 14, 2018*
10.4	Olin Corporation Severance Plan for Section 16(b) Officers effective January 27, 2019—Exhibit 10.2 to Olin’s Form 8-K filed December 14, 2018*
10.5	Amended and Restated 1997 Stock Plan for Non-employee Directors codified to reflect amendments adopted through October 27, 2021—Exhibit 10.5 to Olin’s Form 10-K filed February 24, 2022*
10.6	Description of Restricted Stock Unit Awards granted under one of Olin's Long Term Incentive Plans
10.7	Supplementary and Deferral Benefit Pension Plan as amended and restated effective October 24, 2008—Exhibit 10.2 to Olin’s Form 10-Q filed October 27, 2008*
10.8	Amended and Restated Olin Corporation 2000 Long Term Incentive Plan codified as of January 27, 2019—Exhibit 10.1 to Olin’s Form 8-K filed January 30, 2019*
10.9	Amended and Restated Olin Corporation 2003 Long Term Incentive Plan codified as of January 27, 2019—Exhibit 10.2 to Olin’s Form 8-K filed January 30, 2019*
10.10	Amended and Restated Olin Corporation 2006 Long Term Incentive Plan codified as of January 27, 2019—Exhibit 10.3 to Olin’s Form 8-K filed January 30, 2019*
10.11	Amended and Restated Olin Corporation 2009 Long Term Incentive Plan codified as of January 27, 2019—Exhibit 10.4 to Olin’s Form 8-K filed January 30, 2019*
10.12	Amended and Restated Olin Corporation 2014 Long Term Incentive Plan codified as of January 27, 2019—Exhibit 10.5 to Olin’s Form 8-K filed January 30, 2019*

10.13	Amended and Restated Olin Corporation 2016 Long Term Incentive Plan codified as of January 27, 2019—Exhibit 10.6 to Olin’s Form 8-K filed January 30, 2019*
10.14	Amended and Restated Olin Corporation 2018 Long Term Incentive Plan codified as of January 27, 2019—Exhibit 10.7 to Olin’s Form 8-K filed January 30, 2019*
10.15	Amended and Restated Olin Corporation 2021 Long Term Incentive Plan codified as of April 22, 2021—Exhibit 10.1 to Olin’s Form 8-K/A filed April 26, 2021*
10.16	Olin Corporation 2022 Short Term Incentive Program dated December 10, 2021—Exhibit 10.1 to Olin’s Form 8-K filed December 10, 2021*
10.17	Performance Share Program adopted February 22, 2023
10.18	Offer Letter dated July 14, 2020 by and between Scott M. Sutton and Olin Corporation—Exhibit 10.1 to Olin’s Form 8-K filed July 15, 2020*
10.19	Form of Non-Qualified Stock Option Award Certificate
10.20	Form of Restricted Stock Unit Award Certificate
10.21	Form of Performance Award Certificate
10.22
Form of Restricted Stock Unit and Performance Restricted Stock Unit Award Certificate and Description for Mr. Flaugher granted under Olin 2018 Long Term Incentive Plan—Exhibit 10.23 to Olin’s Form 10-K filed February 22, 2021*

10.23	Restricted Stock Award to Damian Gumpel dated December 10, 2021 and related Description—Exhibit 10.2 to Olin’s Form 8-K filed December 10, 2021*
10.24	Summary of Stock Option/Performance Share Continuation Provisions for Olin Employees as amended effective September 1, 2021
10.25
Olin Corporation Contributing Employee Ownership Plan Amended and Restated effective as of October 24, 2008, and as amended effective September 29, 2015—Exhibit 99.1 to Olin’s Form S-8 filed February 16, 2016*

10.26	Distribution Agreement between Olin Corporation and Arch Chemicals, Inc., dated as of February 1, 1999—Exhibit 2.1 to Olin’s Form 8-K filed February 23, 1999*
10.27	Note Purchase Agreement dated December 22, 1997 between the SunBelt Chlor Alkali Partnership and the Purchasers named therein—Exhibit 99.5 to Olin’s Form 8-K filed December 3, 2001*
10.28	Guarantee Agreement dated December 22, 1997 between Olin Corporation and the Purchasers named therein—Exhibit 99.6 to Olin’s Form 8-K filed December 3, 2001*
10.29	Subordination Agreement dated December 22, 1997 between Olin Corporation and the Subordinated Parties named therein—Exhibit 99.7 to Olin’s Form 8-K filed December 3, 2001*
10.30
Credit Agreement dated June 23, 2015 among Olin Corporation, Olin Canada ULC, the Lenders named therein and Wells Fargo Bank, National Association, as administrative agent—Exhibit 10.1 to Olin’s Form 8-K filed June 29, 2015*

10.31
Credit Agreement dated June 23, 2015 among Blue Cube Spinco Inc., the Lenders as named therein and Wells Fargo Bank, National Association, as administrative agent—Exhibit 10.2 to Olin’s Form 8-K filed June 29, 2015*

10.32
Amendment Agreement dated June 23, 2015 among Olin, Olin Canada ULC, Blue Cube Spinco Inc., the Lenders as named therein, and Wells Fargo Bank, National Association, as administrative agent—Exhibit 10.5 to Olin’s Form 8-K filed October 5, 2015*

10.33
Second Amendment Agreement, dated as of March 9, 2017 among Olin Corporation, Olin Canada ULC and Blue Cube Spinco Inc., the Lenders named therein and Wells Fargo Bank, National Association, as administrative agent—Exhibit 10.1 to Olin’s Form 8-K filed March 9, 2017*

10.34
Third Amendment Agreement, dated as of June 28, 2018, among Olin Corporation, Olin Canada ULC and Blue Cube Spinco LLC, the Lenders named therein and Wells Fargo Bank, National Association, as administrative agent—Exhibit 10.2 to Olin’s Form 10-Q filed August 1, 2018*

10.35	Separation Agreement dated March 26, 2015 between The Dow Chemical Company and Blue Cube Spinco Inc.—Exhibit 10.1 to Olin’s Form 8-K filed March 27, 2015*
10.36
Credit Agreement dated August 25, 2015 among Olin Corporation, Olin subsidiaries, the Lenders as named therein and Sumitomo Mitsui Banking Corporation, as administrative agent—Exhibit 10.1 to Olin’s Form 8-K filed August 25, 2015*

10.37
Amended and Restated Credit Agreement, dated as of October 5, 2015 as Amended and Restated by the Second Amendment Agreement dated as of March 9, 2017 among Olin Corporation, Olin Canada ULC and Blue Cube Spinco Inc., the Lenders named therein and Wells Fargo Bank, National Association, as administrative agent—Exhibit 10.2 to Olin’s Form 8-K filed March 9, 2017*

10.38
Credit Agreement dated July 16, 2019 among Olin Corporation, Blue Cube Spinco, LLC, the Lenders and Issuing Banks as named therein and Wells Fargo Bank, National Association—Exhibit 10.1 to Olin’s Form 8-K filed July 16, 2019*

10.39
First Amendment dated December 20, 2019 to Credit Agreement dated July 16, 2019 among Olin Corporation, Blue Cube Spinco, LLC, the Lenders and Issuing Banks as named therein and Wells Fargo Bank, National Association—Exhibit 10.1 to Olin’s Form 8-K filed December 20, 2019*

10.40
Second Amendment dated May 8, 2020 to Credit Agreement dated July 16, 2019 among Olin Corporation, Blue Cube Spinco, LLC, the Lenders and Issuing Banks as named therein and Wells Fargo Bank, National Association—Exhibit 10.1 to Olin’s Form 8-K filed May 11, 2020*

10.41
Third Amendment to Credit Agreement, dated as of February 24, 2021, among Olin Corporation, the guarantors party thereto, the Lenders and Issuing Banks (as defined therein) and Bank of America, N.A., as Administrative Agent—Exhibit 10.1 to Olin's Form 8-K filed March 1, 2021*

10.42
Guaranty Agreement dated October 5, 2015 among Blue Cube Spinco Inc., Olin Corporation and Wells Fargo Bank, National Association, as administrative agent—Exhibit 10.2 to Olin’s Form 8-K filed October 5, 2015*

10.43
Borrowing Subsidiary Agreement dated October 5, 2015 among Olin Corporation, Blue Cube Spinco Inc. and Wells Fargo Bank, National Association, as administrative agent—Exhibit 10.3 to Olin’s Form 8-K filed October 5, 2015*

10.44
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

Date: February 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ SCOTT SUTTON	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	February 23, 2023
Scott Sutton

/s/ HEIDI S. ALDERMAN	Director	February 23, 2023
Heidi S. Alderman

/s/ BEVERLEY A. BABCOCK	Director	February 23, 2023
Beverley A. Babcock

/s/ C. ROBERT BUNCH	Director	February 23, 2023
C. Robert Bunch

/s/ MATTHEW S. DARNALL	Director	February 23, 2023
Matthew S. Darnall

/s/ EARL L. SHIPP	Director	February 23, 2023
Earl L. Shipp

/s/ WILLIAM H. WEIDEMAN	Director	February 23, 2023
William H. Weideman

/s/ W. ANTHONY WILL	Director	February 23, 2023
W. Anthony Will

/s/ CAROL A. WILLIAMS	Director	February 23, 2023
Carol A. Williams

/s/ TODD A. SLATER	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2023
Todd A. Slater

/s/ RANDEE N. SUMNER	Vice President and Controller (Principal Accounting Officer)	February 23, 2023
Randee N. Sumner