Form 10-Q
period 2023-03-31
OLIN Corp
filed 2023-04-28
CIK 74303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

As of March 31, 2023, 129,275,037 shares of the registrant’s common stock were outstanding.

Part I — Financial Information

Item 1.  Financial Statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets
(In millions, except per share data)
(Unaudited)

	March 31, 2023	December 31, 2022	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$176.0	$194.0	$197.9
Receivables, net	932.1	924.6	1,181.2
Income taxes receivable	29.7	43.2	1.2
Inventories, net	1,089.9	941.9	909.2
Other current assets	70.5	52.7	148.9
Total current assets	2,298.2	2,156.4	2,438.4
Property, plant and equipment (less accumulated depreciation of $4,536.5, $4,413.1 and $4,182.0)	2,606.7	2,674.1	2,827.0
Operating lease assets, net	346.8	356.0	362.5
Deferred income taxes	67.3	60.5	95.3
Other assets	1,104.7	1,102.5	1,116.3
Intangible assets, net	264.8	273.8	314.5
Goodwill	1,420.9	1,420.9	1,420.7
Total assets	$8,109.4	$8,044.2	$8,574.7
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$9.6	$9.7	$201.2
Accounts payable	817.1	837.7	791.5
Income taxes payable	109.1	133.4	184.9
Current operating lease liabilities	72.1	71.8	75.4
Accrued liabilities	427.2	508.8	382.1
Total current liabilities	1,435.1	1,561.4	1,635.1
Long-term debt	2,764.6	2,571.0	2,578.9
Operating lease liabilities	282.8	292.5	293.7
Accrued pension liability	230.4	234.5	355.9
Deferred income taxes	505.0	507.3	577.2
Other liabilities	356.9	333.9	348.0
Total liabilities	5,574.8	5,500.6	5,788.8
Commitments and contingencies
Shareholders’ equity:
Common stock, $1.00 par value per share: authorized, 240.0 shares; issued and outstanding, 129.3, 132.3 and 151.8 shares	129.3	132.3	151.8
Additional paid-in capital	491.6	682.7	1,719.3
Accumulated other comprehensive loss	(482.7)	(495.9)	(461.2)
Retained earnings	2,354.6	2,224.5	1,376.0
Olin Corporation’s shareholders’ equity	2,492.8	2,543.6	2,785.9
Noncontrolling interests	41.8	—	—
Total equity	2,534.6	2,543.6	2,785.9
Total liabilities and equity	$8,109.4	$8,044.2	$8,574.7

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Operations
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Sales	$1,844.3	$2,461.4
Operating expenses:
Cost of goods sold	1,441.7	1,807.5
Selling and administration	111.8	104.3
Restructuring charges	60.9	3.1
Other operating income	0.5	—
Operating income	230.4	546.5
Interest expense	42.4	32.9
Interest income	1.1	0.4
Non-operating pension income	5.7	9.6
Income before taxes	194.8	523.6
Income tax provision	40.8	130.6
Net income	$154.0	$393.0
Net loss attributable to noncontrolling interests	(2.3)	—
Net income attributable to Olin Corporation	$156.3	$393.0
Net income attributable to Olin Corporation per common share:
Basic	$1.19	$2.54
Diluted	$1.16	$2.48
Average common shares outstanding:
Basic	131.0	154.7
Diluted	134.4	158.6

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Comprehensive Income (Loss)
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$154.0	$393.0
Other comprehensive income, net of tax:
Foreign currency translation adjustments	5.5	(10.5)
Unrealized gains on derivative contracts, net	7.4	30.7
Amortization of prior service costs and actuarial losses, net	0.3	6.6
Total other comprehensive income, net of tax	13.2	26.8
Comprehensive income	167.2	419.8
Comprehensive loss attributable to noncontrolling interests	(2.3)	—
Comprehensive income attributable to Olin Corporation	$169.5	$419.8

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Common Stock
Balance at beginning of period	$132.3	$156.8
Common stock repurchased and retired	(3.6)	(5.2)
Common stock issued for:
Stock options exercised	0.4	0.2
Other transactions	0.2	—
Balance at end of period	$129.3	$151.8
Additional Paid-In Capital
Balance at beginning of period	$682.7	$1,969.6
Common stock repurchased and retired	(202.5)	(258.0)
Common stock issued for:
Stock options exercised	10.8	5.0
Other transactions	1.4	2.2
Stock-based compensation	(0.8)	0.5
Balance at end of period	$491.6	$1,719.3
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(495.9)	$(488.0)
Other comprehensive income	13.2	26.8
Balance at end of period	$(482.7)	$(461.2)
Retained Earnings
Balance at beginning of period	$2,224.5	$1,013.8
Net income	156.3	393.0
Common stock dividends paid	(26.2)	(30.8)
Balance at end of period	$2,354.6	$1,376.0
Olin Corporation’s Shareholders’ Equity	$2,492.8	$2,785.9
Noncontrolling Interests
Balance at beginning of period	$—	$—
Net loss	(2.3)	—
Contributions from noncontrolling interests	44.1	—
Balance at end of period	$41.8	$—
Total Equity	$2,534.6	$2,785.9

Dividends declared per share of common stock	$0.20	$0.20
The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net income	$154.0	$393.0
Adjustments to reconcile net income to net cash and cash equivalents provided by (used for) operating activities:
Stock-based compensation	3.7	3.1
Depreciation and amortization	137.1	151.7
Deferred income taxes	(11.0)	7.9
Write-off of equipment and facility included in restructuring charges	12.8	—
Qualified pension plan contributions	(0.8)	(0.4)
Qualified pension plan income	(5.1)	(8.0)
Change in:
Receivables	(4.5)	(85.6)
Income taxes receivable/payable	(11.9)	88.0
Inventories	(146.0)	(45.0)
Other current assets	(15.9)	(20.3)
Accounts payable and accrued liabilities	(66.1)	(132.6)
Other assets	(10.5)	(0.8)
Other noncurrent liabilities	6.0	2.8
Other operating activities	(4.3)	(0.3)
Net operating activities	37.5	353.5
Investing Activities
Capital expenditures	(61.4)	(47.3)
Payments under other long-term supply contracts	(9.3)	—
Other investing activities	(0.4)	—
Net investing activities	(71.1)	(47.3)
Financing Activities
Long-term debt:
Borrowings	290.0	65.0
Repayments	(97.4)	(65.2)
Common stock repurchased and retired	(206.1)	(263.2)
Stock options exercised	11.2	5.2
Dividends paid	(26.2)	(30.8)
Contributions received from noncontrolling interests	44.1	—
Net financing activities	15.6	(289.0)
Effect of exchange rate changes on cash and cash equivalents	—	0.2
Net (decrease) increase in cash and cash equivalents	(18.0)	17.4
Cash and cash equivalents, beginning of year	194.0	180.5
Cash and cash equivalents, end of period	$176.0	$197.9
Cash paid for interest and income taxes:
Interest, net	$60.7	$53.5
Income taxes, net of refunds	$52.8	$20.0
Non-cash investing activities:
Decrease in capital expenditures included in accounts payable and accrued liabilities	$9.8	$11.4

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Financial Statements
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

Olin Corporation (Olin) is a Virginia corporation, incorporated in 1892, having its principal executive offices in Clayton, MO. We are a leading vertically-integrated global manufacturer and distributor of chemical products and a leading U.S. manufacturer of ammunition. Our operations are concentrated in three business segments: Chlor Alkali Products and Vinyls, Epoxy and Winchester. All of our business segments are capital intensive manufacturing businesses. The Chlor Alkali Products and Vinyls segment manufactures and sells chlorine and caustic soda, ethylene dichloride and vinyl chloride monomer, methyl chloride, methylene chloride, chloroform, carbon tetrachloride, perchloroethylene, hydrochloric acid, hydrogen, bleach products and potassium hydroxide. The Epoxy segment produces and sells a full range of epoxy materials and precursors, including aromatics (acetone and phenol), allyl chloride, epichlorohydrin, liquid epoxy resins, solid epoxy resins and systems and growth products such as converted epoxy resins and additives. The Winchester segment produces and sells sporting ammunition, reloading components, small caliber military ammunition and components, and industrial cartridges.

On January 10, 2023, Blue Water Alliance (BWA), our joint venture with Mitsui & Co., Ltd. (Mitsui), began operations after receiving all necessary regulatory approvals. BWA is an independent global trader of ECU-based derivatives, focused on globally traded caustic soda and ethylene dichloride (EDC). Olin holds 51% interest and exercises control in BWA and the joint venture is consolidated in our consolidated financial statements with Mitsui’s 49% interest in BWA classified as noncontrolling interest. All intercompany accounts and transactions are eliminated in consolidation.

We have prepared the condensed financial statements included herein, without audit, pursuant to the rules and regulations of the United States (U.S.) Securities and Exchange Commission (SEC). The preparation of the financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. In our opinion, these financial statements reflect all adjustments (consisting only of normal accruals), which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures are appropriate. We recommend that you read these condensed financial statements in conjunction with the financial statements, accounting policies and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

We do not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying condensed financial statements.

NOTE 3. RESTRUCTURING CHARGES

As a result of weak global resin demand and higher cost structures within the European region, we began a review of our global Epoxy asset footprint to optimize the most productive and cost effective assets to support our strategic operating model. As part of this review we announced operational cessations in the fourth quarter of 2022 and the first quarter of 2023 (collectively, Epoxy Optimization Plan).

On March 21, 2023, we announced we had made the decision to cease operations at our Cumene facility in Terneuzen, Netherlands and solid epoxy resin production at our facilities in Gumi, South Korea and Guaruja, Brazil. The closures were completed in the first quarter 2023. During the fourth quarter of 2022, we committed to and completed a plan to close down one of our bisphenol (BisA) production lines at our Stade, Germany site. For the three months ended March 31, 2023, we recorded pretax restructuring charges of $55.9 million for contract termination costs, the write-off of equipment and facility costs and facility exit costs related to the first quarter 2023 cessations. For the three months ended March 31, 2023, we recorded additional pretax restructuring charges of $1.9 million for facility exit costs related to the fourth quarter 2022 BisA closure. We expect to incur additional restructuring charges through 2026 of approximately $30 million related to these actions.

During 2021, we announced that we had made the decision to permanently close our diaphragm-grade chlor alkali capacity, representing 400,000 tons, at our McIntosh, AL facility(McIntosh Plan). The closure was completed during third quarter of 2022. For the three months ended March 31, 2023 and 2022, we recorded pretax restructuring charges of $1.4 million and $0.9 million, respectively, for write-off of equipment and facility costs, lease and other contract termination costs and for facility exit costs related to this action. We expect to incur additional restructuring charges through 2027 of approximately $30 million related to these actions.

On January 18, 2021, we announced we had made the decision to permanently close our trichloroethylene and anhydrous hydrogen chloride liquefaction facilities in Freeport, TX (collectively, Freeport 2021 Plan), which were completed in the fourth quarter of 2021. For the three months ended March 31, 2023 and 2022, we recorded pretax restructuring charges of $0.7 million and $0.3 million, respectively, for facility exit costs related to these actions. We expect to incur additional restructuring charges through 2024 of approximately $15 million related to these actions.

On December 11, 2019, we announced that we had made the decision to permanently close a chlor alkali plant with a capacity of 230,000 tons and our vinylidene chloride (VDC) production facility, both in Freeport, TX (collectively, Freeport 2019 Plan).  The VDC facility and related chlor alkali plant were closed during the fourth quarter of 2020 and second quarter of 2021, respectively. For the three months ended March 31, 2023 and 2022, we recorded pretax restructuring charges of $1.0 million and $1.7 million, respectively, for facility exit costs related to these actions. We expect to incur additional restructuring charges through 2026 of approximately $30 million related to these actions.

On March 21, 2016, we announced that we had made the decision to close a combined total of 433,000 tons of chlor alkali capacity across three separate locations (collectively, Chlor Alkali 2016 Plan). For the three months ended March 31, 2022, we recorded pretax restructuring charges of $0.2 million for facility exit costs and lease and other contract termination costs related to these actions. We do not expect to incur additional restructuring charges related to these capacity reductions.

The following table summarizes the 2023 and 2022 activities by major component of these restructuring actions and the remaining balances of accrued restructuring costs as of March 31, 2023 and 2022:

	Employee severance and related benefit costs	Lease and other contract termination costs	Facility exit costs	Write-off of equipment and facility	Total
	($ in millions)
Balance at January 1, 2022	$6.9	$5.4	$—	$—	$12.3
Restructuring charges	—	0.1	2.6	0.4	3.1
Amounts utilized	(2.0)	(0.2)	(2.6)	(0.4)	(5.2)
Balance at March 31, 2022	$4.9	$5.3	$—	$—	$10.2
Balance at January 1, 2023	$9.4	$4.2	$—	$—	$13.6
Restructuring charges	—	39.7	8.4	12.8	60.9
Amounts utilized	(0.7)	(3.5)	(8.4)	(12.8)	(25.4)
Balance at March 31, 2023	$8.7	$40.4	$—	$—	$49.1

The following table summarizes the cumulative restructuring charges of these restructuring actions by major component through March 31, 2023:

	Chlor Alkali Products and Vinyls				Epoxy	Corporate/other	Total
	McIntosh Plan	Freeport 2021 Plan	Freeport 2019 Plan	Chlor Alkali 2016 Plan	Epoxy Optimization Plan	Productivity Plan
	($ in millions)
Write-off of equipment and facility	$2.7	$—	$58.9	$78.1	$13.4	$—	$153.1
Employee severance and related benefit costs	—	—	2.1	6.7	7.4	10.3	26.5
Facility exit costs	6.2	9.8	12.6	53.2	5.8	—	87.6
Employee relocation costs	—	—	—	1.7	—	—	1.7
Lease and other contract termination costs	6.4	—	—	43.0	39.2	—	88.6
Total cumulative restructuring charges	$15.3	$9.8	$73.6	$182.7	$65.8	$10.3	$357.5

As of March 31, 2023, we have incurred cash expenditures of $155.3 million and non-cash charges of $153.1 million related to these restructuring actions. The remaining balance of $49.1 million is expected to be paid out through 2028.

NOTE 4. ACCOUNTS RECEIVABLES

We maintain a $425.0 million Receivables Financing Agreement (Receivables Financing Agreement) that is scheduled to mature on October 14, 2025. Under the Receivables Financing Agreement, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the Receivables Financing Agreement incorporates the net leverage ratio covenant that is contained in the $1,550.0 million senior credit facility. As of March 31, 2023, December 31, 2022 and March 31, 2022, we had $355.0 million, $300.0 million and $300.0 million, respectively, drawn under the agreement. As of March 31, 2023, $569.0 million of our trade receivables were pledged as collateral and we had $70.0 million of additional borrowing capacity under the Receivables Financing Agreement.

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

	March 31,
	2023	2022
	($ in millions)
Balance at beginning of year	$111.8	$83.3
Gross receivables sold	252.3	281.4
Payments received from customers on sold accounts	(287.0)	(266.8)
Balance at end of period	$77.1	$97.9

The factoring discount paid under the AR Facilities is recorded as interest expense on the condensed statements of operations. The factoring discount was $1.2 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively. The agreements are without recourse and therefore no recourse liability had been recorded as of March 31, 2023, December 31, 2022 or March 31, 2022.

Our condensed balance sheets included an allowance for doubtful accounts receivables of $13.1 million, $12.6 million and $15.2 million and other receivables of $67.7 million, $71.6 million and $65.6 million at March 31, 2023, December 31, 2022 and March 31, 2022, respectively, which were included in receivables, net.

NOTE 5. INVENTORIES

Inventories consisted of the following:

	March 31, 2023	December 31, 2022	March 31, 2022
	($ in millions)
Supplies	$140.0	$137.6	$131.4
Raw materials	193.5	201.2	189.4
Work in process	211.4	199.6	175.2
Finished goods	721.8	559.3	557.3
Inventories excluding LIFO reserve	1,266.7	1,097.7	1,053.3
LIFO reserve	(176.8)	(155.8)	(144.1)
Inventories, net	$1,089.9	$941.9	$909.2

Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at March 31, 2023 reflect certain estimates relating to inventory quantities and costs at December 31, 2023. The replacement cost of our inventories would have been approximately $176.8 million, $155.8 million and $144.1 million higher than reported at March 31, 2023, December 31, 2022 and March 31, 2022, respectively.

NOTE 6. OTHER ASSETS

Included in other assets were the following:

	March 31, 2023	December 31, 2022	March 31, 2022
	($ in millions)
Supply contracts	$1,045.4	$1,048.0	$1,044.6
Other	59.3	54.5	71.7
Other assets	$1,104.7	$1,102.5	$1,116.3

Amortization expense of $17.6 million for both the three months ended March 31, 2023 and 2022, respectively, was recognized within cost of goods sold related to our long-term supply contracts and is reflected in depreciation and amortization on the condensed statements of cash flows.

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying value of goodwill were as follows:

	Chlor Alkali Products and Vinyls	Epoxy	Total
	($ in millions)
Balance at January 1, 2022	$1,275.6	$145.0	$1,420.6
Foreign currency translation adjustment	0.1	—	0.1
Balance at March 31, 2022	$1,275.7	$145.0	$1,420.7
Balance at January 1, 2023	$1,275.8	$145.1	$1,420.9
Foreign currency translation adjustment	—	—	—
Balance at March 31, 2023	$1,275.8	$145.1	$1,420.9

Intangible assets consisted of the following:

	March 31, 2023			December 31, 2022			March 31, 2022
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
	($ in millions)
Customers, customer contracts and relationships	$670.2	$(410.7)	$259.5	$669.1	$(401.2)	$267.9	$672.0	$(371.4)	$300.6
Acquired technology	93.1	(88.9)	4.2	93.1	(88.3)	4.8	93.5	(80.7)	12.8
Other	1.8	(0.7)	1.1	1.8	(0.7)	1.1	1.8	(0.7)	1.1
Total intangible assets	$765.1	$(500.3)	$264.8	$764.0	$(490.2)	$273.8	$767.3	$(452.8)	$314.5

NOTE 8. EARNINGS PER SHARE

Basic and diluted net income attributable to Olin Corporation per share are computed by dividing net income attributable to Olin Corporation by the weighted-average number of common shares outstanding. Diluted net income attributable to Olin Corporation per share reflects the dilutive effect of stock-based compensation.

	Three Months Ended March 31,
	2023	2022
Computation of Net Income per Share	(In millions, except per share data)
Net income	$154.0	$393.0
Net loss attributable to noncontrolling interests	(2.3)	—
Net income attributable to Olin Corporation	$156.3	$393.0
Basic shares	131.0	154.7
Basic net income attributable to Olin Corporation per share	$1.19	$2.54
Diluted shares:
Basic shares	131.0	154.7
Stock-based compensation	3.4	3.9
Diluted shares	134.4	158.6
Diluted net income attributable to Olin Corporation per share	$1.16	$2.48

The computation of dilutive shares does not include 1.4 million and 0.8 million shares for the three months ended March 31, 2023 and 2022, respectively, as their effect would have been anti-dilutive.

NOTE 9. ENVIRONMENTAL

We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites. The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $146.7 million, $146.6 million and $149.5 million at March 31, 2023, December 31, 2022 and March 31, 2022, respectively, of which $121.7 million, $121.6 million and $124.5 million, respectively, were classified as other noncurrent liabilities.

Environmental provisions charged to income, which are included in costs of goods sold, were $3.2 million and $5.6 million for the three months ended March 31, 2023 and 2022, respectively.

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

We, and our subsidiaries, are defendants in various other legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities. As of March 31, 2023, December 31, 2022 and March 31, 2022, our condensed balance sheets included accrued liabilities for these other legal actions of $14.1 million, $14.4 million and $13.5 million, respectively. These liabilities do not include costs associated with legal representation.  Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these other legal actions will materially adversely affect our financial position, cash flows or results of operations.

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

For the three months ended March 31, 2023 and 2022, 3.6 million and 5.2 million shares, respectively, of common stock were repurchased and retired at a total value of $206.1 million and $263.2 million, respectively. As of March 31, 2023, 9.6 million shares of common stock have been repurchased and retired at a total value of $502.8 million under the 2022 Repurchase Authorization program, and $1,497.2 million of common stock remained authorized to be repurchased under the program.

We issued 0.4 million and 0.2 million shares representing stock options exercised for the three months ended March 31, 2023 and 2022, respectively, with a total value of $11.2 million and $5.2 million, respectively.

The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains on Derivative Contracts (net of taxes)	Pension and Other Postretirement Benefits (net of taxes)	Accumulated Other Comprehensive Loss
	($ in millions)
Balance at January 1, 2022	$(10.9)	$22.8	$(499.9)	$(488.0)
Unrealized (losses) gains	(10.5)	52.8	—	42.3
Reclassification adjustments of (gains) losses into income	—	(12.4)	8.9	(3.5)
Tax provision	—	(9.7)	(2.3)	(12.0)
Net change	(10.5)	30.7	6.6	26.8
Balance at March 31, 2022	$(21.4)	$53.5	$(493.3)	$(461.2)
Balance at January 1, 2023	$(38.6)	$(32.5)	$(424.8)	$(495.9)
Unrealized gains (losses)	5.5	(20.8)	—	(15.3)
Reclassification adjustments of losses into income	—	30.7	0.4	31.1
Tax provision	—	(2.5)	(0.1)	(2.6)
Net change	5.5	7.4	0.3	13.2
Balance at March 31, 2023	$(33.1)	$(25.1)	$(424.5)	$(482.7)

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

	Three Months Ended March 31,
	2023	2022
Sales:	($ in millions)
Chlor Alkali Products and Vinyls	$1,117.1	$1,245.2
Epoxy	360.7	789.5
Winchester	366.5	426.7
Total sales	$1,844.3	$2,461.4
Income before taxes:
Chlor Alkali Products and Vinyls	$245.9	$328.6
Epoxy	21.4	138.0
Winchester	61.0	118.9
Corporate/other:
Environmental expense	(3.2)	(5.6)
Other corporate and unallocated costs	(34.3)	(30.3)
Restructuring charges	(60.9)	(3.1)
Other operating income	0.5	—
Interest expense	(42.4)	(32.9)
Interest income	1.1	0.4
Non-operating pension income	5.7	9.6
Income before taxes	$194.8	$523.6

	Three Months Ended March 31,
	2023	2022
Sales by geography:	($ in millions)
Chlor Alkali Products and Vinyls
United States	$766.5	$819.4
Europe	72.4	70.4
Other foreign	278.2	355.4
Total Chlor Alkali Products and Vinyls	1,117.1	1,245.2
Epoxy
United States	151.6	242.8
Europe	96.6	359.0
Other foreign	112.5	187.7
Total Epoxy	360.7	789.5
Winchester
United States	329.9	401.9
Europe	7.9	2.7
Other foreign	28.7	22.1
Total Winchester	366.5	426.7
Total
United States	1,248.0	1,464.1
Europe	176.9	432.1
Other foreign	419.4	565.2
Total sales	$1,844.3	$2,461.4

	Three Months Ended March 31,
	2023	2022
Sales by product line:	($ in millions)
Chlor Alkali Products and Vinyls
Caustic soda	$546.8	$518.9
Chlorine, chlorine-derivatives and other products	570.3	726.3
Total Chlor Alkali Products and Vinyls	1,117.1	1,245.2
Epoxy
Aromatics and allylics	142.3	392.0
Epoxy resins	218.4	397.5
Total Epoxy	360.7	789.5
Winchester
Commercial	200.5	314.2
Military and law enforcement	166.0	112.5
Total Winchester	366.5	426.7
Total sales	$1,844.3	$2,461.4

NOTE 13. STOCK-BASED COMPENSATION

Stock-based compensation granted includes stock options, performance stock awards, restricted stock awards and deferred directors’ compensation. Stock-based compensation expense (benefit) was as follows:

	Three Months Ended March 31,
	2023	2022
	($ in millions)
Stock-based compensation	$4.5	$4.7
Mark-to-market adjustments	1.5	(2.9)
Total expense	$6.0	$1.8

The fair value of each stock option granted, which typically vests ratably over three years, but not less than one year, was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Grant date	2023	2022
Dividend yield	1.32%	1.60%
Risk-free interest rate	4.07%	1.93%
Expected volatility of Olin common stock	47%	48%
Expected life (years)	7.0	7.0
Weighted-average grant fair value (per option)	$28.74	$21.18
Weighted-average exercise price	$60.55	$49.71
Options granted	562,124	729,600

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

The fair value of each performance share award based on net income was estimated on the date of grant, using the current stock price. The fair value of each performance share award based on TSR was estimated on the date of grant, using a Monte Carlo simulation model with the following weighted average assumptions:

Grant date	2023	2022
Risk-free interest rate	4.46%	1.74%
Expected volatility of Olin common stock	52%	59%
Expected average volatility of peer companies	42%	47%
Average correlation coefficient of peer companies	0.51	0.51
Expected life (years)	3.0	3.0
Grant date fair value (TSR based award)	$86.98	$64.13
Grant date fair value (net income based award)	$60.55	$49.71
Awards granted	161,474	184,000

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

NOTE 14. DEBT

	Long-term Debt Borrowings (Repayments)
	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Debt Instrument	($ in millions)
Borrowings:
Senior Revolving Credit Facility	140.0	—
Receivables Financing Agreement	150.0	65.0
Total borrowings	$290.0	$65.0
Repayments:
Senior Term Loan	(2.2)	—
Receivables Financing Agreement	(95.0)	(65.0)
Finance leases	(0.2)	(0.2)
Total repayments	$(97.4)	$(65.2)
Long-term debt borrowings (repayments), net	$192.6	$(0.2)

Senior Credit Facility

On October 11, 2022, we entered into a new $1,550.0 million senior credit facility (Senior Credit Facility) that replaced our previous senior credit facility (2021 Senior Credit Facility), which included outstanding term loans of $350.0 million and a senior revolving credit facility with aggregate commitments in an amount equal to $800.0 million. The Senior Credit Facility includes a senior term loan facility with aggregate commitments of $350.0 million (Term Loan Facility) and a senior revolving credit facility with aggregate commitments of $1,200.0 million (Senior Revolving Credit Facility). The Term Loan Facility was fully drawn on the closing date with the proceeds of the Term Loan Facility used to refinance the loans and commitments outstanding under the 2021 Senior Credit Facility. The Term Loan Facility requires principal amortization amounts payable beginning March 31, 2023 at a rate of 0.625% per quarter through the end of 2024, increasing to 1.250% per quarter thereafter until maturity. The maturity date for the Senior Credit Facility is October 11, 2027.

The Senior Revolving Credit Facility includes a $100.0 million letter of credit subfacility. At March 31, 2023, we had $1,059.6 million available under our $1,200.0 million Senior Revolving Credit Facility because we had $140.0 million borrowed under the facility and issued $0.4 million of letters of credit.

We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of March 31, 2023, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As a result of our restrictive covenant related to the net leverage ratio, the maximum additional borrowings available to us could be limited in the future. The limitation, if an amendment or waiver from our lenders is not obtained, could restrict our ability to borrow the maximum amounts available under the Senior Revolving Credit Facility and the Receivables Financing Agreement.  As of March 31, 2023, there were no covenants or other restrictions that limited our ability to borrow.

NOTE 15. CONTRIBUTING EMPLOYEE OWNERSHIP PLAN

The Contributing Employee Ownership Plan (CEOP) is a defined contribution plan available to essentially all domestic employees.  We provide a contribution to an individual retirement contribution account maintained with the CEOP equal to an amount of between 5.0% and 7.5% of the employee’s eligible compensation.  The defined contribution plan expense for the three months ended March 31, 2023 and 2022 was $11.6 million and $10.6 million, respectively.

Company matching contributions are invested in the same investment allocation as the employee’s contribution.  Our matching contributions for eligible employees for the three months ended March 31, 2023 and 2022 were $3.7 million and $3.1 million, respectively.

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

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$1.4	$2.3	$0.2	$0.3
Interest cost	26.3	15.4	0.5	0.3
Expected return on plans’ assets	(32.9)	(34.2)	—	—
Amortization of prior service cost	(0.1)	(0.2)	—	—
Recognized actuarial loss	0.3	8.6	0.2	0.5
Net periodic benefit (income) cost	$(5.0)	$(8.1)	$0.9	$1.1

We made cash contributions to our international qualified defined benefit pension plans of $0.8 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.

NOTE 17. INCOME TAXES

The effective tax rate for the three months ended March 31, 2023 included a benefit associated with stock-based compensation, a benefit from remeasurement of deferred taxes due to a decrease in our state effective tax rates, a benefit associated with prior year tax positions, an expense from a net increase in the valuation allowance related to deferred tax assets in foreign jurisdictions, and an expense from a change in tax contingencies, resulting in a net $5.2 million tax benefit. After giving consideration to these items, the effective tax rate for the three months ended March 31, 2023 of 23.6% was higher than the 21% U.S. federal statutory rate primarily due to state and foreign income taxes and an increase in the valuation allowance related to losses in foreign jurisdictions, partially offset by favorable permanent salt depletion deductions. The effective tax rate for the three months ended March 31, 2022 included a benefit associated with prior year tax, stock-based compensation and a change in tax contingencies, resulting in a net $2.3 million tax benefit. After giving consideration to these items, the effective tax rate for the three months ended March 31, 2022 of 25.4% was higher than the 21% U.S. federal statutory rate primarily due to state and foreign income taxes, partially offset by foreign income exclusions and a favorable permanent salt depletion deductions.

As of March 31, 2023, we had $54.8 million of gross unrecognized tax benefits, which would have a net $53.2 million impact on the effective tax rate, if recognized. As of March 31, 2022, we had $45.1 million of gross unrecognized tax benefits, of which $44.6 million would have impacted the effective tax rate, if recognized. The amounts of unrecognized tax benefits were as follows:

	March 31,
	2023	2022
	($ in millions)
Balance at beginning of year	$51.6	$43.4
Decreases for prior year tax positions	—	(0.7)
Increases for current year tax positions	2.8	3.1
Foreign currency translation adjustments	0.4	(0.7)
Balance at end of period	$54.8	$45.1

As of March 31, 2023, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $18.6 million over the next twelve months. The anticipated reduction primarily relates to settlements with taxing authorities and the expiration of federal, state and foreign statutes of limitation.

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

Tax Years
U.S. federal income tax	2018 - 2022
U.S. state income tax	2012 - 2022
Canadian federal income tax	2016 - 2022
Brazil	2016 - 2022
Germany	2015 - 2022
China	2014 - 2022
The Netherlands	2016 - 2022

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

We actively manage currency exposures that are associated with net monetary asset positions, currency purchases and sales commitments denominated in foreign currencies and foreign currency denominated assets and liabilities created in the normal course of business. We enter into forward sales and purchase contracts to manage currency risk to offset our net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of our operations. At March 31, 2023, we had outstanding forward contracts to buy foreign currency with a notional value of $352.5 million and to sell foreign currency with a notional value of $147.6 million. All of the currency derivatives expire within one year and are for U.S. dollar (USD) equivalents. The counterparties to the forward contracts are large financial institutions; however, the risk of loss to us in the event of nonperformance by a counterparty could be significant to our financial position or results of operations. At December 31, 2022, we had outstanding forward contracts to buy foreign currency with a notional value of $275.8 million and to sell foreign currency with a notional value of $110.7 million. At March 31, 2022, we had outstanding forward contracts to buy foreign currency with a notional value of $259.2 million and to sell foreign currency with a notional value of $120.6 million.

Cash Flow Hedges

For derivative instruments that are designated and qualify as a cash flow hedge, the change in fair value of the derivative is recognized as a component of other comprehensive income (loss) until the hedged item is recognized in earnings.

We had the following notional amounts of outstanding commodity contracts that were entered into to hedge forecasted purchases:

	March 31, 2023	December 31, 2022	March 31, 2022
	($ in millions)
Natural gas	$94.1	$107.6	$51.0
Ethane	37.8	46.0	41.2
Metals	88.7	107.6	112.5
Total notional	$220.6	$261.2	$204.7

As of March 31, 2023, the counterparties to these commodity contracts were Wells Fargo Bank, N.A., Citibank, N.A., JPMorgan Chase Bank, National Association and Bank of America Corporation, all of which are major financial institutions.

We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, ethane, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in our manufacturing process. At March 31, 2023, we had open derivative contract positions through 2028. If all open futures contracts had been settled on March 31, 2023, we would have recognized a pretax loss of $33.6 million.

If commodity prices were to remain at March 31, 2023 levels, approximately $23.2 million of deferred losses, net of tax, would be reclassified into earnings during the next twelve months. The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

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

The following table summarizes the location and fair value of the derivative instruments on our condensed balance sheets. The table disaggregates our net derivative assets and liabilities into gross components on a contract-by-contract basis before giving effect to master netting arrangements:

	March 31, 2023	December 31, 2022	March 31, 2022
	($ in millions)
Asset derivatives:
Other current assets
Derivatives designated as hedging instruments:
Commodity contracts - gains	$5.1	$2.4	$61.5
Commodity contracts - losses	(1.8)	(0.9)	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts - gains	2.6	0.3	0.3
Foreign exchange contracts - losses	(1.0)	—	—
Total other current assets	4.9	1.8	61.8
Other assets
Derivatives designated as hedging instruments:
Commodity contracts - gains	4.8	4.0	9.9
Total other assets	4.8	4.0	9.9
Total asset derivatives(1)	$9.7	$5.8	$71.7
Liability derivatives:
Accrued liabilities
Derivatives designated as hedging instruments:
Commodity contracts - losses	$34.3	$43.3	$—
Commodity contracts - gains	(0.5)	(1.7)	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts - losses	2.4	1.7	4.2
Foreign exchange contracts - gains	(0.8)	(0.8)	(1.1)
Total accrued liabilities	35.4	42.5	3.1
Other liabilities
Derivatives designated as hedging instruments:
Commodity contracts - losses	8.2	8.0	0.9
Commodity contracts - gains	(0.3)	(0.6)	(0.2)
Total other liabilities	7.9	7.4	0.7
Total liability derivatives(1)	$43.3	$49.9	$3.8

(1)     Does not include the impact of cash collateral received from or provided to counterparties.

The following table summarizes the effects of derivative instruments on our condensed statements of operations:

		Amount of Gain (Loss)
		Three Months Ended March 31,
	Location of Gain (Loss)	2023	2022
Derivatives – Cash Flow Hedges		($ in millions)
Recognized in other comprehensive loss:
Commodity contracts	———	$(20.8)	$52.8
Reclassified from accumulated other comprehensive loss into income:
Commodity contracts	Cost of goods sold	$(30.7)	$12.4
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Cost of goods sold	$(0.6)	$0.5
Foreign exchange contracts	Selling and administration	$(1.4)	$(18.6)

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

Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceeds a specific threshold. If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability. As of March 31, 2023, December 31, 2022 and March 31, 2022, this threshold was not exceeded. In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.

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

Determining which hierarchical level an asset or liability falls within requires significant judgment. We evaluate our hierarchy disclosures each quarter. The following table summarizes the assets and liabilities measured at fair value in the condensed balance sheets:

	Fair Value Measurements
Balance at March 31, 2023	Level 1	Level 2	Level 3	Total
Assets	($ in millions)
Commodity contracts	$—	$8.1	$—	$8.1
Foreign exchange contracts	—	1.6	—	1.6
Total Assets	$—	$9.7	$—	$9.7
Liabilities
Commodity contracts	$—	$41.7	$—	$41.7
Foreign exchange contracts	—	1.6	—	1.6
Total Liabilities	$—	$43.3	$—	$43.3
Balance at December 31, 2022
Assets
Commodity contracts	$—	$5.5	$—	$5.5
Foreign exchange contracts	—	0.3	—	0.3
Total Assets	$—	$5.8	$—	$5.8
Liabilities
Commodity contracts	$—	$49.0	$—	$49.0
Foreign exchange contracts	—	0.9	—	0.9
Total Liabilities	$—	$49.9	$—	$49.9
Balance at March 31, 2022
Assets
Commodity contracts	$—	$71.4	$—	$71.4
Foreign exchange contracts	—	0.3	—	0.3
Total Assets	$—	$71.7	$—	$71.7
Liabilities
Commodity contracts	$—	$0.7	$—	$0.7
Foreign exchange contracts	—	3.1	—	3.1
Total Liabilities	$—	$3.8	$—	$3.8

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

Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments. Since our long-term debt instruments may not be actively traded, the inputs used to measure the fair value of our long-term debt are based on current market rates for debt of similar risk and maturities and is classified as Level 2 in the fair value measurement hierarchy. As of March 31, 2023, December 31, 2022 and March 31, 2022, the fair value measurements of debt were $2,627.5 million, $2,517.7 million and $2,807.2 million, respectively.

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by ASC 820. There were no assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2023, December 31, 2022 and March 31, 2022.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Background

Olin Corporation (Olin) is a Virginia corporation, incorporated in 1892, having its principal executive offices in Clayton, MO. We are a leading vertically-integrated global manufacturer and distributor of chemical products and a leading U.S. manufacturer of ammunition. Our operations are concentrated in three business segments: Chlor Alkali Products and Vinyls, Epoxy and Winchester. All of our business segments are capital intensive manufacturing businesses. The Chlor Alkali Products and Vinyls segment manufactures and sells chlorine and caustic soda, ethylene dichloride and vinyl chloride monomer, methyl chloride, methylene chloride, chloroform, carbon tetrachloride, perchloroethylene, hydrochloric acid, hydrogen, bleach products and potassium hydroxide. The Epoxy segment produces and sells a full range of epoxy materials and precursors, including aromatics (acetone and phenol), allyl chloride, epichlorohydrin, liquid epoxy resins, solid epoxy resins and systems and growth products such as converted epoxy resins and additives. The Winchester segment produces and sells sporting ammunition, reloading components, small caliber military ammunition and components, and industrial cartridges.

Executive Summary

2023 Overview

Net income for the three months ended March 31, 2023 was $156.3 million compared to $393.0 million for the comparable prior year period in 2022. For the three months ended March 31, 2023, the decrease in net income from the prior year was primarily due to lower operating results across all of our business segments.

On January 10, 2023, Blue Water Alliance (BWA), our joint venture with Mitsui & Co., Ltd. (Mitsui), began operations after receiving all necessary regulatory approvals. BWA is an independent global trader of ECU-based derivatives, focused on globally traded caustic soda and ethylene dichloride (EDC). Olin holds 51% interest and exercises control in BWA and the joint venture is consolidated in our consolidated financial statements with Mitsui’s 49% interest in BWA classified as noncontrolling interest. All intercompany accounts and transactions are eliminated in consolidation.

Chlor Alkali Products and Vinyls reported segment income of $245.9 million for the three months ended March 31, 2023, respectively. Chlor Alkali Products and Vinyls segment results for first quarter 2023 were lower than in the comparable prior year period primarily due to lower volumes, partially offset by higher pricing across all products except vinyls intermediates.

Epoxy reported segment income of $21.4 million for the three months ended March 31, 2023. Epoxy segment results were lower than in the comparable prior year period primarily due to lower volumes and lower pricing, which were both impacted by record exports out of Asia into Europe and North America markets. Partially offsetting the lower volumes and prices were lower raw material and operating costs.

Winchester reported segment income of $61.0 million for the three months ended March 31, 2023. Winchester segment results were lower than in the comparable prior year period primarily due to lower commercial volumes and higher commodity and operating costs.

Liquidity and Share Repurchases

During the three months ended March 31, 2023, we repurchased and retired 3.6 million shares of common stock at a total value of $206.1 million. As of March 31, 2023, we have $1,497.2 million of remaining authorized common stock to be purchased under our 2022 Repurchase Authorization Program.

During the three months ended March 31, 2023, we had net borrowings of $192.6 million with $140.0 million borrowed under our Senior Revolving Credit Facility and an incremental $55.0 million drawn under our Receivables Financing Agreement. The proceeds were used to fund inventory built in advance of a planned maintenance turnaround and our normal seasonal working capital growth during the first quarter.

Consolidated Results of Operations

	Three Months Ended March 31,
	2023	2022
	($ in millions, except per share data)
Sales	$1,844.3	$2,461.4
Cost of goods sold	1,441.7	1,807.5
Gross margin	402.6	653.9
Selling and administration	111.8	104.3
Restructuring charges	60.9	3.1
Other operating income	0.5	—
Operating income	230.4	546.5
Interest expense	42.4	32.9
Interest income	1.1	0.4
Non-operating pension income	5.7	9.6
Income before taxes	194.8	523.6
Income tax provision	40.8	130.6
Net income	$154.0	$393.0
Net loss attributable to noncontrolling interests	(2.3)	—
Net income attributable to Olin Corporation	$156.3	$393.0
Net income attributable to Olin Corporation per common share:
Basic	$1.19	$2.54
Diluted	$1.16	$2.48

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Sales for the three months ended March 31, 2023 were $1,844.3 million compared to $2,461.4 million in the same period last year, a decrease of $617.1 million, or 25%. Epoxy sales decreased by $428.8 million, primarily due to lower volumes, including the closure of our Cumene facility and one of our bisphenol (BisA) production lines. Chlor Alkali Products and Vinyls sales decreased by $128.1 million primarily due to lower volumes, partially offset by product sold by BWA and higher prices across all products except vinyls intermediates. Winchester sales decreased by $60.2 million, primarily due to lower commercial sales volumes.

Gross margin decreased $251.3 million for the three months ended March 31, 2023 compared to the prior year. Epoxy gross margin decreased by $120.4 million primarily due to lower volumes. Chlor Alkali Products and Vinyls gross margin decreased by $75.2 million primarily due to lower volumes partially offset by higher prices across all products except vinyls intermediates. Winchester gross margin decreased by $58.0 million primarily due to lower commercial volumes. Gross margin as a percentage of sales decreased to 22% in 2023 from 27% in 2022.

Selling and administration expenses for the three months ended March 31, 2023 were $111.8 million, an increase of $7.5 million from the prior year. The increase was primarily due to higher stock-based compensation expense of $4.2 million, which includes mark-to-market adjustments and an unfavorable foreign currency impact of $2.5 million. Selling and administration expenses as a percentage of sales increased to 6% in 2023 from 4% in 2022.

Restructuring charges for the three months ended March 31, 2023 and 2022 were $60.9 million and $3.1 million, respectively. The increase in charges was primarily due to our decision to cease operations at our Cumene facility in Terneuzen, Netherlands and solid epoxy resin production at our facilities in Gumi, South Korea and Guaruja, Brazil which resulted in pretax restructuring charges of $55.9 million for the three months ended March 31, 2023.

Interest expense increased by $9.5 million for the three months ended March 31, 2023 from the prior year primarily due to higher average interest rates partially offset by lower level of debt outstanding.

The effective tax rate for the three months ended March 31, 2023 included a benefit associated with stock-based compensation, a benefit from remeasurement of deferred taxes due to a decrease in our state effective tax rates, a benefit associated with prior year tax positions, an expense from a net increase in the valuation allowance related to deferred tax assets in foreign jurisdictions, and an expense from a change in tax contingencies, resulting in a net $5.2 million tax benefit. After giving consideration to these items, the effective tax rate for the three months ended March 31, 2023 of 23.6% was higher than the 21% U.S. federal statutory rate primarily due to state and foreign income taxes and an increase in the valuation allowance related to losses in foreign jurisdictions, partially offset by favorable permanent salt depletion deductions. The effective tax rate for the three months ended March 31, 2022 included a benefit associated with prior year tax, stock-based compensation and a change in tax contingencies, resulting in a net $2.3 million tax benefit. After giving consideration to these items, the effective tax rate for the three months ended March 31, 2022 of 25.4% was higher than the 21% U.S. federal statutory rate primarily due to state and foreign income taxes, partially offset by foreign income exclusions and a favorable permanent salt depletion deductions.

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

	Three Months Ended March 31,
	2023	2022
Sales:	($ in millions)
Chlor Alkali Products and Vinyls	$1,117.1	$1,245.2
Epoxy	360.7	789.5
Winchester	366.5	426.7
Total sales	$1,844.3	$2,461.4
Income before taxes:
Chlor Alkali Products and Vinyls	$245.9	$328.6
Epoxy	21.4	138.0
Winchester	61.0	118.9
Corporate/other:
Environmental expense	(3.2)	(5.6)
Other corporate and unallocated costs	(34.3)	(30.3)
Restructuring charges	(60.9)	(3.1)
Other operating income	0.5	—
Interest expense	(42.4)	(32.9)
Interest income	1.1	0.4
Non-operating pension income	5.7	9.6
Income before taxes	$194.8	$523.6

Chlor Alkali Products and Vinyls

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Chlor Alkali Products and Vinyls sales for the three months ended March 31, 2023 were $1,117.1 million compared to $1,245.2 million for the same period in 2022, a decrease of $128.1 million, or 10%. The sales decrease was primarily due to lower volumes, partially offset by product sold by BWA and higher prices across all products except vinyls intermediates.

Chlor Alkali Products and Vinyls segment income was $245.9 million for the three months ended March 31, 2023 compared to $328.6 million for the same period in 2022. The decrease in segment results of $82.7 million was due to lower volumes across all products ($181.5 million) and increased costs associated with product purchased from other parties ($32.1 million), partially offset by higher prices across all products except vinyls intermediates ($123.0 million) and lower raw material and operating costs ($7.9 million). Chlor Alkali Products and Vinyls segment results included depreciation and amortization expense of $114.4 million and $123.1 million for the three months ended March 31, 2023 and 2022, respectively.

Epoxy

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Epoxy sales for the three months ended March 31, 2023 were $360.7 million compared to $789.5 million for the same period in 2022, a decrease of $428.8 million, or 54%. The sales decrease was primarily due to lower volumes ($194.0 million), the closure of our Cumene facility and one of our BisA production lines ($184.7 million), lower product prices ($42.6 million) and an unfavorable effect of foreign currency translation ($7.5 million).

Epoxy segment income was $21.4 million for the three months ended March 31, 2023 compared to $138.0 million for the same period in 2022. The decrease in segment results of $116.6 million was primarily due to lower volumes ($117.5 million) and lower product prices ($42.6 million), which were both impacted by record exports out of Asia into Europe and North America markets, partially offset by lower raw material and operating costs ($43.5 million). A significant percentage of our Euro denominated sales are of products manufactured within Europe. As a result, the impact of foreign currency translation on revenue is primarily offset by the impact of foreign currency translation on raw materials and manufacturing costs also denominated in Euros. Epoxy segment results included depreciation and amortization expense of $14.5 million and $20.4 million for the three months ended March 31, 2023 and 2022, respectively.

Winchester

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Winchester sales were $366.5 million for the three months ended March 31, 2023 compared to $426.7 million for the same period in 2022, a decrease of $60.2 million, or 14%. The decrease was due to lower ammunition sales to commercial customers ($113.7 million), partially offset by higher sales to military customers ($45.9 million) and law enforcement agencies ($7.6 million). Commercial ammunition sales were primarily impacted by lower volumes.

Winchester segment income was $61.0 million for the three months ended March 31, 2023 compared to $118.9 million for the same period in 2022, a decrease of $57.9 million. The decrease in segment results was due to lower volumes ($46.9 million), higher commodity and operating costs ($11.0 million). Winchester segment income included depreciation and amortization expense of $6.2 million for both the three months ended March 31, 2023 and 2022.

Corporate/Other

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

For the three months ended March 31, 2023, charges to income for environmental investigatory and remedial activities were $3.2 million compared to $5.6 million for the three months ended March 31, 2022. These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.

For the three months ended March 31, 2023, other corporate and unallocated costs were $34.3 million compared to $30.3 million for the three months ended March 31, 2022, an increase of $4.0 million. The increase was primarily due to higher stock-based compensation costs ($4.2 million), which includes mark-to-market adjustments, and an unfavorable foreign currency impact ($2.5 million), partially offset by lower legal and legal-related settlement expenses ($1.0 million).

Restructurings

As a result of weak global resin demand and higher cost structures within the European region, we began a review of our global Epoxy asset footprint to optimize the most productive and cost effective assets to support our strategic operating model. As part of this review we announced operational cessations in the fourth quarter of 2022 and the first quarter of 2023.

On March 21, 2023, we announced we had made the decision to cease operations at our Cumene facility in Terneuzen, Netherlands and solid epoxy resin production at our facilities in Gumi, South Korea and Guaruja, Brazil. The closures were completed in the first quarter 2023. During the fourth quarter of 2022, we committed to and completed a plan to close down one of our BisA production lines at our Stade, Germany site. For the three months ended March 31, 2023, we recorded pretax restructuring charges of $55.9 million for contract termination costs, the write-off of equipment and facility costs and facility exit costs related to the first quarter 2023 cessations. For the three months ended March 31, 2023, we recorded additional pretax restructuring charges of $1.9 million for facility exit costs related to the fourth quarter 2022 BisA closure. We expect to incur additional restructuring charges through 2026 of approximately $30 million related to these actions.

Outlook

In 2023, we expect the on-going challenging global economic conditions to continue as we expect operating results to decline across all our business segments compared to 2022. We expect our Chlor Alkali Products and Vinyls business to experience declining caustic soda market conditions and continued vinyls intermediates demand weakness. We expect our Epoxy business to continue to be challenged by European and North American demand weakness, aggravated by elevated Asian exports and a muted recovery of Chinese domestic demand. We expect the second quarter 2023 operating results from our Chemical businesses to be slightly lower than first quarter 2023 levels. We expect our Winchester business second quarter 2023 results to increase sequentially from first quarter 2023 levels as commercial customer inventories become more normalized. Overall, we expect Olin’s second quarter 2023 operating results to slightly decline from first quarter 2023 levels.

Other Corporate and Unallocated costs in 2023 are expected to be comparable with the $131.5 million in 2022.

During 2023, we anticipate environmental expenses in the $25 million to $30 million range, compared to $23.2 million in 2022.

We expect non-operating pension income in 2023 to be in the $20 million to $25 million range compared to $38.7 million in 2022. Based on our plan assumptions and estimates, we will not be required to make any cash contributions to our domestic qualified defined benefit pension plan in 2023. We have several international qualified defined benefit pension plans for which we anticipate cash contributions of less than $5 million in 2023.

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

Environmental Matters

Environmental provisions charged to income, which are included in costs of goods sold, were $3.2 million and $5.6 million for the three months ended March 31, 2023 and 2022, respectively.

Our liabilities for future environmental expenditures were as follows:

	March 31,
	2023	2022
	($ in millions)
Balance at beginning of year	$146.6	$147.3
Charges to income	3.2	5.6
Remedial and investigatory spending	(3.1)	(3.5)
Foreign currency translation adjustments	—	0.1
Balance at end of period	$146.7	$149.5

Environmental investigatory and remediation activities spending was associated with former waste disposal sites and past manufacturing operations. Spending in 2023 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be approximately $25 million. Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we expect to incur to protect our interests against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $8.9 million at March 31, 2023. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and operation, maintenance and monitoring (OM&M) expenses that, in our experience, we expect to incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M. Charges to income for investigatory and remedial efforts may be material to our operating results in 2023.

The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $146.7 million, $146.6 million and $149.5 million at March 31, 2023, December 31, 2022 and March 31, 2022, respectively, of which $121.7 million, $121.6 million and $124.5 million, respectively, were classified as other noncurrent liabilities. These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities.

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

Liquidity and Capital Resources

Cash Flow Data

	Three Months Ended March 31,
	2023	2022
Provided By (Used For)	($ in millions)
Net operating activities	$37.5	$353.5
Capital expenditures	(61.4)	(47.3)
Payments under other long-term supply contracts	(9.3)	—
Long-term debt borrowings (repayments), net	192.6	(0.2)
Common stock repurchased and retired	(206.1)	(263.2)
Stock options exercised	11.2	5.2
Contributions received from noncontrolling interests	44.1	—
Net financing activities	15.6	(289.0)

Operating Activities

For the three months ended March 31, 2023, cash provided by operating activities decreased by $316.0 million from the three months ended March 31, 2022, primarily due to a decrease in operating results and an increase in working capital compared with the prior year. For the three months ended March 31, 2023, working capital increased $244.4 million compared to an increase of $195.5 million for the three months ended March 31, 2022. The working capital increase during the first quarter reflects inventory built in advance of a planned maintenance turnaround and normal seasonal working capital growth. Inventories increased by $146.0 million from December 31, 2022. Accounts payable and accrued liabilities decreased $66.1 million primarily as a result of timing of payments during the first quarter of 2023.

Investing Activities

Capital spending of $61.4 million for the three months ended March 31, 2023 compared to $47.3 million for the corresponding period in 2022. For the total year 2023, we currently expect our capital spending to be in the $200 million to $250 million range. We expect 2023 depreciation and amortization expense to be in the $550 million to $575 million range.

For the three months ended March 31, 2023, payments under other long-term supply contracts was $9.3 million for energy modernization on the U.S. Gulf Coast and we expect to make payments for the total year 2023 in the $50 million to $100 million range.

Financing Activities

For the three months ended March 31, 2023, we had long-term debt borrowings, net of long-term debt repayments of $192.6 million. For the three months ended March 31, 2022, we had long-term debt repayments, net of long-term debt borrowings of $0.2 million.

For the three months ended March 31, 2023 and 2022, 3.6 million and 5.2 million shares, respectively, of common stock were repurchased and retired at a total value of $206.1 million and $263.2 million, respectively.

We issued 0.4 million and 0.2 million shares representing stock options exercised for the three months ended March 31, 2023 and 2022, respectively, with a total value of $11.2 million and $5.2 million, respectively.

For the three months ended March 31, 2023, we received $44.1 million of cash contributions from noncontrolling interests for BWA.

The percent of total debt to total capitalization increased to 52.3% as of March 31, 2023 from 50.4% as of December 31, 2022 as a result of a higher level of debt outstanding.

In the first quarter of 2023 and 2022, we paid a quarterly dividend of $0.20 per share. Dividends paid for the three months ended March 31, 2023 and 2022, were $26.2 million and $30.8 million, respectively. On April 27, 2023, our Board of Directors declared a dividend of $0.20 per share on our common stock, payable on June 9, 2023 to shareholders of record on May 11, 2023.

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

On October 11, 2022, we entered into a new $1,550.0 million senior credit facility (Senior Credit Facility) that replaced our previous senior credit facility (2021 Senior Credit Facility). The Senior Credit Facility includes a senior term loan facility with aggregate commitments of $350.0 million (Term Loan Facility) and a senior revolving credit facility with aggregate commitments of $1,200.0 million (Senior Revolving Credit Facility). The Term Loan Facility was fully drawn on the closing date with the proceeds of the Term Loan Facility used to refinance the loans and commitments outstanding under the 2021 Senior Credit Facility. The Term Loan Facility requires principal amortization amounts payable beginning March 31, 2023 at a rate of 0.625% per quarter through the end of 2024, increasing to 1.250% per quarter thereafter until maturity. The maturity date for the Senior Credit Facility is October 11, 2027.

The Senior Revolving Credit Facility includes a $100.0 million letter of credit subfacility. At March 31, 2023, we had $1,059.6 million available under our $1,200.0 million Senior Revolving Credit Facility because we had $140.0 million borrowed under the facility and issued $0.4 million of letters of credit.

We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of March 31, 2023, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As a result of our restrictive covenant related to the net leverage ratio, the maximum additional borrowings available to us could be limited in the future. The limitation, if an amendment or waiver from our lenders is not obtained, could restrict our ability to borrow the maximum amounts available under the Senior Revolving Credit Facility and the Receivables Financing Agreement.  As of March 31, 2023, there were no covenants or other restrictions that limited our ability to borrow.

The overall decrease in cash for the three months ended March 31, 2023 primarily reflects our share repurchases, capital spending, and dividends paid, partially offset by our debt borrowings, operating results and contributions from noncontrolling interests. We believe, based on current and projected levels of cash flow from our operations, together with our cash and cash equivalents on hand and the availability to borrow under our Senior Revolving Credit Facility, Receivables Financing Agreement and AR Facilities, we have sufficient liquidity to meet our short-term and long-term needs to make required payments of interest on our debt, fund our operating needs, working capital and our capital expenditure requirements, and comply with the financial ratios in our debt agreements.

On July 28, 2022, our Board of Directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $2.0 billion. This program will terminate upon the purchase of $2.0 billion of common stock.

For the three months ended March 31, 2023, 3.6 million shares of common stock have been repurchased and retired at a total value of $206.1 million. As of March 31, 2023, 9.6 million shares of common stock have been repurchased and retired at a total value of $502.8 million under the 2022 Repurchase Authorization program, and $1,497.2 million of common stock remained authorized to be repurchased under the program.

We maintain a $425.0 million Receivables Financing Agreement (Receivables Financing Agreement) that is scheduled to mature on October 14, 2025 . Under the Receivables Financing Agreement, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the Receivables Financing Agreement incorporates the net leverage ratio covenant that is contained in the Senior Credit Facility. As of March 31, 2023, December 31, 2022 and March 31, 2022, we had $355.0 million, $300.0 million and $300.0 million, respectively, drawn under the agreement. As of March 31, 2023, $569.0 million of our trade receivables were pledged as collateral and we had $70.0 million of additional borrowing capacity under the Receivables Financing Agreement.

Olin also has trade accounts receivable factoring arrangements (AR Facilities) and pursuant to the terms of the AR Facilities, certain of our domestic subsidiaries may sell their accounts receivable up to a maximum of $207.7 million and certain of our foreign subsidiaries may sell their accounts receivable up to a maximum of €42.9 million. We will continue to service the outstanding accounts sold. These receivables qualify for sales treatment under ASC 860 and, accordingly, the proceeds are included in net cash provided by operating activities in the condensed statements of cash flows. The gross amount of receivables sold for the three months ended March 31, 2023 and 2022 totaled $252.3 million and $281.4 million, respectively. The factoring discount paid under the AR Facilities is recorded as interest expense on the condensed statements of operations. The factoring discount was $1.2 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively. The agreements are without recourse and therefore no recourse liability has been recorded as of March 31, 2023, December 31, 2022 and March 31, 2022. As of March 31, 2023, December 31, 2022 and March 31, 2022, $77.1 million, $111.8 million and $97.9 million, respectively, of receivables qualifying for sales treatment were outstanding and will continue to be serviced by us.

At March 31, 2023, we had total letters of credit of $76.9 million outstanding, of which $0.4 million were issued under our Senior Revolving Credit Facility. The letters of credit were used to support certain long-term debt, certain workers compensation insurance policies, certain plant closure and post-closure obligations, certain international payment obligations and certain international pension funding requirements.

Our current debt structure is used to fund our business operations. As of March 31, 2023, we had long-term borrowings, including the current installment and finance lease obligations, of $2,774.2 million, of which $998.7 million were at variable rates. Included within long-term borrowings on the condensed balance sheets were deferred debt issuance costs and unamortized bond original issue discount of $19.4 million as of March 31, 2023. Commitments from banks under our Senior Revolving Credit Facility, Receivables Financing Agreement and AR Facilities are additional sources of liquidity.

Credit Ratings

We receive ratings from three independent credit rating agencies: Fitch Ratings (Fitch), Moody's Investor Service (Moody's) and Standard & Poor's (S&P). The following table summarizes our credit ratings as of January 31, 2023:

Credit Ratings	Long-term Rating	Outlook
Fitch Ratings	BBB-	Stable
Moody’s Investors Service	Ba1	Stable
Standard & Poor’s	BB+	Positive

On January 12, 2023, Fitch assigned a first-time inaugural rating of BBB- and a stable outlook. On June 10, 2022, Moody's upgraded Olin to Ba1 from Ba2, and changed its outlook from Positive to Stable. On April 4, 2023, S&P affirmed Olin’s BB+ rating and positive outlook.

Contractual Obligations

Purchasing commitments are utilized in our normal course of business for our projected needs. We have supply contracts with various third parties for certain raw materials including ethylene, electricity, propylene and benzene. These agreements are maintained through long-term cost based contracts that provide us with a reliable supply of key raw materials.
There have been no material changes in our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 other than those which occur in the ordinary course of business.

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

Energy costs, including electricity and natural gas, and certain raw materials used in our production processes are subject to price volatility. Depending on market conditions, we may enter into futures contracts, forward contracts, commodity swaps and put and call option contracts in order to reduce the impact of commodity price fluctuations. As of March 31, 2023, we maintained open positions on commodity contracts with a notional value totaling $220.6 million ($261.2 million at December 31, 2022 and $204.7 million at March 31, 2022). Assuming a hypothetical 10% increase in commodity prices which are currently hedged, as of March 31, 2023, we would experience a $22.1 million ($26.1 million at December 31, 2022 and $20.5 million at March 31, 2022) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.

We transact business in various foreign currencies other than the USD which exposes us to movements in exchange rates which may impact revenue and expenses, assets and liabilities and cash flows. Our significant foreign currency exposure is denominated with European currencies, primarily the Euro, although exposures also exist in other currencies of Asia Pacific, Latin America, Middle East and Africa. For all derivative positions, we evaluated the effects of a 10% shift in exchange rates between those currencies and the USD, holding all other assumptions constant. Unfavorable currency movements of 10% would negatively affect the fair values of the derivatives held to hedge currency exposures by $50.0 million. These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.

We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Our current debt structure is used to fund business operations, and commitments from banks under our Senior Revolving Credit Facility, Amended Receivables Financing Agreement and AR Facilities are additional sources of liquidity. As of March 31, 2023, December 31, 2022 and March 31, 2022, we had long-term borrowings, including current installments and finance lease obligations, of $2,774.2 million, $2,580.7 million and $2,780.1 million, respectively, of which $998.7 million, $805.9 million and $805.9 million at March 31, 2023, December 31, 2022 and March 31, 2022, respectively, were issued at variable rates. Included within long-term borrowings on the condensed balance sheets were deferred debt issuance costs and unamortized bond original issue discount.

Assuming no changes in the $998.7 million of variable-rate debt levels from March 31, 2023, we estimate that a hypothetical change of 100-basis points in the secured overnight financing rate (SOFR) would impact annual interest expense by $10.0 million.

If the actual changes in commodities, foreign currency, or interest pricing is substantially different than expected, the net impact of commodity risk, foreign currency risk, or interest rate risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.

Item 4. Controls and Procedures.

Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risks, uncertainties and assumptions involved in our forward-looking statements, many of which are discussed in more detail in our filings with the SEC, including without limitation the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022, and our Quarterly Reports on Form 10-Q and other reports furnished or filed with the SEC, include, but are not limited to, the following:

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

•the negative impact from a public health crisis, such as a pandemic, endemic or outbreak of infectious disease, including the COVID-19 pandemic and the global response to the pandemic, including without limitation adverse impacts in complying with governmental mandates;

•our indebtedness and debt service obligations;

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

Not Applicable.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)    Not Applicable.

(b)    Not Applicable.

(c)
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2023	905,758	$55.22	905,758
February 1-28, 2023	1,278,823	$60.82	1,278,823
March 1-31, 2023	1,431,786	$53.41	1,431,786
Total				$1,497,235,430	(1)

(1)On July 28, 2022, our Board of Directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $2.0 billion (the 2022 Repurchase Authorization). This program will terminate upon the purchase of $2.0 billion of common stock. Through March 31, 2023, 9,554,365 shares of common stock had been repurchased and retired at a total value of $502,764,570 and $1,497,235,430 of common stock remained available for purchase under the 2022 Repurchase Authorization program.

(2)Average price paid per share includes transaction costs including commissions and fees paid to acquire the shares and excludes costs accrued associated with 1% excise tax on the fair market value of stock repurchases.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

Exhibit	Exhibit Description
3.1	Bylaws of Olin Corporation as amended effective April 27, 2023—Exhibit 3.1 to Olin's Form 8-K filed April 27, 2023*
31.1	Section 302 Certification Statement of Chief Executive Officer
31.2	Section 302 Certification Statement of Chief Financial Officer
32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded in the Exhibit 101 Interactive Data Files)
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

Date: April 28, 2023