Form 10-Q
period 2024-03-31
OLIN Corp
filed 2024-04-26
CIK 74303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

As of March 31, 2024, 119,421,026 shares of the registrant’s common stock were outstanding.

Part I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets
(In millions, except per share data)
(Unaudited)

	March 31, 2024	December 31, 2023	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$150.9	$170.3	$176.0
Receivables, net	907.4	874.7	932.1
Income taxes receivable	15.4	15.3	29.7
Inventories, net	823.9	858.8	1,089.9
Other current assets	54.2	54.1	70.5
Total current assets	1,951.8	1,973.2	2,298.2
Property, plant and equipment (less accumulated depreciation of $4,917.5, $4,826.4 and $4,536.5)	2,451.5	2,519.6	2,606.7
Operating lease assets, net	334.9	344.7	346.8
Deferred income taxes	90.7	87.4	67.3
Other assets	1,123.5	1,118.5	1,104.7
Intangible assets, net	235.6	245.8	264.8
Goodwill	1,423.3	1,424.0	1,420.9
Total assets	$7,611.3	$7,713.2	$8,109.4
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$80.9	$78.8	$9.6
Accounts payable	763.7	775.4	817.1
Income taxes payable	161.7	154.7	109.1
Current operating lease liabilities	68.2	69.3	72.1
Accrued liabilities	341.6	450.0	427.2
Total current liabilities	1,416.1	1,528.2	1,435.1
Long-term debt	2,684.8	2,591.3	2,764.6
Operating lease liabilities	274.1	283.1	282.8
Accrued pension liability	211.4	225.8	230.4
Deferred income taxes	470.0	476.2	505.0
Other liabilities	347.8	340.3	356.9
Total liabilities	5,404.2	5,444.9	5,574.8
Commitments and contingencies
Shareholders’ equity:
Common stock, $1.00 par value per share: authorized, 240.0 shares; issued and outstanding, 119.4, 120.2 and 129.3 shares	119.4	120.2	129.3
Additional paid-in capital	—	24.8	491.6
Accumulated other comprehensive loss	(489.7)	(496.3)	(482.7)
Retained earnings	2,542.3	2,583.7	2,354.6
Olin Corporation’s shareholders’ equity	2,172.0	2,232.4	2,492.8
Noncontrolling interests	35.1	35.9	41.8
Total equity	2,207.1	2,268.3	2,534.6
Total liabilities and equity	$7,611.3	$7,713.2	$8,109.4

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Operations
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Sales	$1,635.3	$1,844.3
Operating expenses:
Cost of goods sold	1,428.0	1,441.7
Selling and administrative	101.9	111.8
Restructuring charges	8.3	60.9
Other operating income	0.2	0.5
Operating income	97.3	230.4
Interest expense	44.6	42.4
Interest income	0.8	1.1
Non-operating pension income	6.8	5.7
Income before taxes	60.3	194.8
Income tax provision	12.5	40.8
Net income	47.8	154.0
Net loss attributable to noncontrolling interests	(0.8)	(2.3)
Net income attributable to Olin Corporation	$48.6	$156.3

Net income attributable to Olin Corporation per common share:
Basic	$0.41	$1.19
Diluted	$0.40	$1.16
Average common shares outstanding:
Basic	119.9	131.0
Diluted	121.9	134.4

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Comprehensive Income
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$47.8	$154.0
Other comprehensive income, net of tax:
Foreign currency translation	(2.3)	5.5
Cash flow hedges	7.7	7.4
Pension and postretirement benefits	1.2	0.3
Total other comprehensive income, net of tax	6.6	13.2
Comprehensive income	54.4	167.2
Comprehensive loss attributable to noncontrolling interests	(0.8)	(2.3)
Comprehensive income attributable to Olin Corporation	$55.2	$169.5

The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Common Stock
Balance at beginning of period	$120.2	$132.3
Common stock repurchased and retired	(2.0)	(3.6)
Common stock issued for:
Stock options exercised	0.8	0.4
Other transactions	0.4	0.2
Balance at end of period	119.4	129.3
Additional Paid-In Capital
Balance at beginning of period	24.8	682.7
Common stock repurchased and retired	(37.3)	(202.5)
Common stock issued for:
Stock options exercised	19.0	10.8
Other transactions	(4.3)	1.4
Stock-based compensation	(2.2)	(0.8)
Balance at end of period	—	491.6
Accumulated Other Comprehensive Loss
Balance at beginning of period	(496.3)	(495.9)
Other comprehensive income	6.6	13.2
Balance at end of period	(489.7)	(482.7)
Retained Earnings
Balance at beginning of period	2,583.7	2,224.5
Net income	48.6	156.3
Common stock dividends paid	(23.9)	(26.2)
Common stock repurchased and retired	(66.1)	—
Balance at end of period	2,542.3	2,354.6
Olin Corporation’s Shareholders’ Equity	2,172.0	2,492.8

Noncontrolling Interests
Balance at beginning of period	35.9	—
Net loss	(0.8)	(2.3)
Contributions from noncontrolling interests	—	44.1
Balance at end of period	35.1	41.8
Total Equity	$2,207.1	$2,534.6

Dividends declared per share of common stock	$0.20	$0.20
The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net income	$47.8	$154.0
Adjustments to reconcile net income to net cash and cash equivalents provided by (used for) operating activities:
Depreciation and amortization	129.7	137.1
Stock-based compensation	4.4	3.7
Write-off of equipment and facility included in restructuring charges	—	12.8
Deferred income taxes	(13.9)	(11.0)
Qualified pension plan contributions	(0.3)	(0.8)
Qualified pension plan income	(6.0)	(5.1)
Change in:
Receivables	(37.5)	(4.5)
Income taxes receivable/payable	9.6	(11.9)
Inventories	31.2	(146.0)
Other current assets	3.6	(15.9)
Accounts payable and accrued liabilities	(95.9)	(66.1)
Other assets	(0.7)	(10.5)
Other noncurrent liabilities	5.7	6.0
Other operating activities	3.3	(4.3)
Net operating activities	81.0	37.5
Investing Activities
Capital expenditures	(44.3)	(61.4)
Payments under other long-term supply contracts	(28.5)	(9.3)
Other investing activities	(1.9)	(0.4)
Net investing activities	(74.7)	(71.1)
Financing Activities
Long-term debt:
Borrowings	217.0	290.0
Repayments	(122.3)	(97.4)
Common stock repurchased and retired	(105.4)	(206.1)
Stock options exercised	19.8	11.2
Employee taxes paid for share-based payment arrangements	(10.5)	—
Dividends paid	(23.9)	(26.2)
Contributions received from noncontrolling interests	—	44.1
Net financing activities	(25.3)	15.6
Effect of exchange rate changes on cash and cash equivalents	(0.4)	—
Net decrease in cash and cash equivalents	(19.4)	(18.0)
Cash and cash equivalents, beginning of year	170.3	194.0
Cash and cash equivalents, end of period	$150.9	$176.0

Cash paid for interest and income taxes:
Interest, net	$62.9	$60.7
Income taxes, net of refunds	15.8	52.8
Non-cash investing activities:
Decrease in capital expenditures included in accounts payable and accrued liabilities	9.6	9.8

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
On January 10, 2023, Blue Water Alliance (BWA), our joint venture with Mitsui & Co., Ltd. (Mitsui), began operations. BWA is an independent global trader of Electrochemical Unit (ECU)-based derivatives, focused on globally traded caustic soda and ethylene dichloride. Olin holds 51% interest and exercises control in BWA and the joint venture is consolidated in our consolidated financial statements in our Chlor Alkali Products and Vinyls segment, with Mitsui’s 49% interest in BWA classified as noncontrolling interest. All intercompany accounts and transactions are eliminated in consolidation.
We have prepared the condensed financial statements included herein, without audit, pursuant to the rules and regulations of the United States (U.S.) Securities and Exchange Commission (SEC). The preparation of the financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. In our opinion, these financial statements reflect all adjustments (consisting only of normal accruals), which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures are appropriate. We recommend that you read these condensed financial statements in conjunction with the financial statements, accounting policies and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023.
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for annual periods beginning after December 15, 2024, with the option to early adopt at any time before the effective date. ASU 2023-09 allows for adoption on a prospective or retrospective basis. We will adopt this standard beginning with our fiscal year ending December 31, 2025. We are currently evaluating the impact of the standard on our consolidated financial statements and disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. ASU 2023-07 will improve reportable segment disclosure requirements, primarily through enhanced segment expense disclosures on an interim and annual basis. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with the option to early adopt at any time before the effective date. ASU 2023-07 requires adoption on a retrospective basis. We will adopt this standard beginning with our fiscal year ending December 31, 2024 and for interim periods beginning with our first quarter fiscal year 2025. We are currently evaluating the impact of the standard on our consolidated financial statements and disclosures.
In March 2024, the SEC issued SEC Release No. 33-11042, Enhancement and Standardization of Climate-Related Disclosures for Investors, to enhance and standardize the climate-related disclosures provided by public companies. The final rule will require the disclosure of greenhouse gas emissions, including Scope 1 and Scope 2 emissions, which will be subject to third-party assurance, as well as climate-related targets and goals, and how the Board of Directors and management oversee climate-related risks. Within the notes to financial statements, the final rule requires disclosure of expenditures recognized, subject to certain thresholds, attributable to severe weather events. The final rule follows a compliance phase-in timeline, with the first requirements required to be adopted with our fiscal year ending December 31, 2025, followed in later years by greenhouse gas-related requirements. On April 4, 2024, the SEC voluntarily stayed the implementation of these disclosure requirements; however, we are currently evaluating the impact of the final rule on our disclosures.

NOTE 3. ACQUISITIONS
On October 1, 2023, Olin acquired the assets of White Flyer Targets, LLC (White Flyer) from Reagent Diversified Holdings, Inc. for $63.5 million. The acquisition was financed with cash on hand. White Flyer designs, manufactures and sells recreational trap, skeet, international and sporting clay targets and has been included in Olin’s Winchester segment. We recorded the aggregate excess purchase price over identifiable net tangible and intangible assets acquired and liabilities assumed, which included a final allocation of $2.4 million of goodwill allocated to our Winchester segment and $4.5 million of intangible assets subject to amortization. The final total assets acquired, excluding goodwill and intangibles, and liabilities assumed amounted to $66.6 million and $10.0 million, respectively. The acquisition is not material, and therefore, supplemental pro forma financial information is not provided.
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
On June 20, 2023, we announced we had made the decision to cease all remaining operations at our Gumi, South Korea facility, reduce epoxy resin capacity at our Freeport, TX facility, and reduce our sales and support staffing across Asia. These actions were substantially completed by December 31, 2023. On March 21, 2023, we announced we had made the decision to cease operations at our cumene facility in Terneuzen, Netherlands and solid epoxy resin production at our facilities in Gumi, South Korea and Guaruja, Brazil. The closures were completed in the first quarter 2023. During the fourth quarter of 2022, we committed to and completed a plan to close down one of our bisphenol production lines at our Stade, Germany site. For the three months ended March 31, 2024 and 2023, we recorded pretax restructuring charges of $3.5 million and $57.8 million, respectively, for contract termination costs, the write-off of equipment and facility costs, and facility exit costs related to these actions. We expect to incur additional restructuring charges through 2025 of approximately $20 million related to these actions.
During 2021, we announced that we had made the decision to permanently close our diaphragm-grade chlor alkali capacity, representing 400,000 tons, at our McIntosh, AL facility (McIntosh Plan). The closure was completed during the third quarter of 2022. For the three months ended March 31, 2024 and 2023, we recorded pretax restructuring charges of $1.9 million and $1.4 million, respectively, for facility exit costs related to this action. We expect to incur additional restructuring charges through 2027 of approximately $20 million related to these actions.
On January 18, 2021, we announced we had made the decision to permanently close our trichloroethylene and anhydrous hydrogen chloride liquefaction facilities in Freeport, TX (collectively, Freeport 2021 Plan), which were completed in the fourth quarter of 2021. For the three months ended March 31, 2024 and 2023, we recorded pretax restructuring charges of $0.4 million and $0.7 million, respectively, for facility exit costs related to these actions. We expect to incur additional restructuring charges through 2025 of approximately $10 million related to these actions.
On December 11, 2019, we announced that we had made the decision to permanently close a chlor alkali plant with a capacity of 230,000 tons and our vinylidene chloride (VDC) production facility, both in Freeport, TX (collectively, Freeport 2019 Plan). The VDC facility and related chlor alkali plant were closed during the fourth quarter of 2020 and second quarter of 2021, respectively. For the three months ended March 31, 2024 and 2023, we recorded pretax restructuring charges of $2.5 million and $1.0 million, respectively, for facility exit costs related to these actions. We expect to incur additional restructuring charges through 2026 of approximately $15 million related to these actions.

The following table summarizes the 2024 and 2023 activities by major component of these restructuring actions and the remaining balances of accrued restructuring costs as of March 31, 2024 and 2023:

	Employee Severance and Related Benefit Costs	Lease and Other Contract Termination Costs	Facility Exit Costs	Write-off of Equipment and Facility	Total
	($ in millions)
Balance at January 1, 2023	$9.4	$4.2	$—	$—	$13.6
Restructuring charges	—	39.7	8.4	12.8	60.9
Amounts utilized	(0.7)	(3.5)	(8.4)	(12.8)	(25.4)
Balance at March 31, 2023	$8.7	$40.4	$—	$—	$49.1

Balance at January 1, 2024	$10.8	$16.7	$—	$—	$27.5
Restructuring charges	—	—	8.3	—	8.3
Amounts utilized	(6.7)	(3.3)	(8.3)	—	(18.3)
Balance at March 31, 2024	$4.1	$13.4	$—	$—	$17.5

The following table summarizes the cumulative restructuring charges of these restructuring actions by major component through March 31, 2024:

	Chlor Alkali Products and Vinyls			Epoxy	Total
	McIntosh Plan	Freeport 2021 Plan	Freeport 2019 Plan	Epoxy Optimization Plan
	($ in millions)
Write-off of equipment and facility	$2.7	$—	$58.9	$18.3	$79.9
Employee severance and related benefit costs	—	—	2.1	15.8	17.9
Facility exit costs	11.4	13.5	21.6	21.7	68.2
Lease and other contract termination costs	6.4	—	—	29.1	35.5
Total cumulative restructuring charges	$20.5	$13.5	$82.6	$84.9	$201.5
As of March 31, 2024, we have incurred cash expenditures of $104.1 million and non-cash charges of $79.9 million related to these restructuring actions. The remaining balance of $17.5 million is expected to be paid out through 2027.
NOTE 5. EARNINGS PER SHARE
Basic and diluted net income attributable to Olin Corporation per share are computed by dividing net income attributable to Olin Corporation by the weighted-average number of common shares outstanding. Diluted net income attributable to Olin Corporation per share reflects the dilutive effect of stock-based compensation.

	Three Months Ended March 31,
	2024	2023
Computation of Net Income per Share	(In millions, except per share data)
Net income	$47.8	$154.0
Net loss attributable to noncontrolling interests	(0.8)	(2.3)
Net income attributable to Olin Corporation	$48.6	$156.3
Basic shares	119.9	131.0
Basic net income attributable to Olin Corporation per share	$0.41	$1.19
Diluted shares:
Basic shares	119.9	131.0
Stock-based compensation	2.0	3.4
Diluted shares	121.9	134.4
Diluted net income attributable to Olin Corporation per share	$0.40	$1.16
The computation of dilutive shares does not include 2.0 million and 1.4 million shares for the three months ended March 31, 2024 and 2023, respectively, as their effect would have been anti-dilutive.
NOTE 6. ACCOUNTS RECEIVABLES
We maintain a $425.0 million Receivables Financing Agreement (Receivables Financing Agreement) that is scheduled to mature on October 14, 2025. Under the Receivables Financing Agreement, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the Receivables Financing Agreement incorporates the net leverage ratio covenant that is contained in the $1,550.0 million Senior Credit Facility. As of March 31, 2024, December 31, 2023 and March 31, 2023, we had $332.4 million, $328.5 million and $355.0 million, respectively, drawn under the agreement. As of March 31, 2024, $477.6 million of our trade receivables were pledged as collateral and we had no additional borrowing capacity under the Receivables Financing Agreement, which was limited by our borrowing base.
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

	Three Months Ended March 31,
	2024	2023
AR Facilities	($ in millions)
Balance at beginning of year	$63.3	$111.8
Gross receivables sold	176.6	252.3
Payments received from customers on sold accounts	(176.7)	(287.0)
Balance at end of period	$63.2	$77.1
The factoring discount paid under the AR Facilities is recorded as interest expense on the condensed statements of operations. The factoring discount was $1.0 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively. The agreements are without recourse and therefore no recourse liability had been recorded as of March 31, 2024.
Our condensed balance sheets included an allowance for doubtful accounts receivables of $12.6 million, $13.1 million and $13.1 million and other receivables of $89.4 million, $85.3 million and $67.7 million at March 31, 2024, December 31, 2023 and March 31, 2023, respectively, which were included in receivables, net.

NOTE 7. INVENTORIES
Inventories consisted of the following:

	March 31, 2024	December 31, 2023	March 31, 2023
Inventories	($ in millions)
Supplies	$146.7	$160.3	$140.0
Raw materials	188.2	171.1	193.5
Work in process	160.8	153.5	211.4
Finished goods	473.9	507.6	721.8
Inventories excluding LIFO reserve	969.6	992.5	1,266.7
LIFO reserve	(145.7)	(133.7)	(176.8)
Inventories, net	$823.9	$858.8	$1,089.9
Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at March 31, 2024 reflect certain estimates relating to inventory quantities and costs at December 31, 2024. The replacement cost of our inventories would have been approximately $145.7 million, $133.7 million and $176.8 million higher than reported at March 31, 2024, December 31, 2023 and March 31, 2023, respectively.
NOTE 8. OTHER ASSETS
Included in other assets were the following:

	March 31, 2024	December 31, 2023	March 31, 2023
Other Assets	($ in millions)
Supply contracts	$1,065.1	$1,061.8	$1,045.4
Other	58.4	56.7	59.3
Other assets	$1,123.5	$1,118.5	$1,104.7
For the three months ended March 31, 2024 and 2023, payments of $28.5 million and $9.3 million were made under other long-term supply contracts for energy modernization projects in the U.S. Gulf Coast. Amortization expense of $18.3 million and $17.6 million for the three months ended March 31, 2024 and 2023, respectively, was recognized within cost of goods sold related to our long-term supply contracts and is reflected in depreciation and amortization on the condensed statements of cash flows.
NOTE 9. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying value of goodwill were as follows:

	Chlor Alkali Products and Vinyls	Epoxy	Winchester	Total
Goodwill	($ in millions)
Balance at January 1, 2023(1)	$1,275.8	$145.1	$—	$1,420.9
Foreign currency translation adjustment	—	—	—	—
Balance at March 31, 2023(1)	$1,275.8	$145.1	$—	$1,420.9
Balance at January 1, 2024(1)	$1,276.1	$145.2	$2.7	$1,424.0
Acquisition activity	—	—	(0.3)	(0.3)
Foreign currency translation adjustment	(0.3)	(0.1)	—	(0.4)
Balance at March 31, 2024(1)	$1,275.8	$145.1	$2.4	$1,423.3
(1)Includes cumulative goodwill impairment of $557.6 million and $142.2 million in Chlor Alkali Products and Vinyls and Epoxy, respectively.

Intangible assets consisted of the following:

	March 31, 2024			December 31, 2023			March 31, 2023
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Intangible Assets	($ in millions)
Customers, customer contracts and relationships	$669.8	$(445.1)	$224.7	$671.7	$(437.5)	$234.2	$670.2	$(410.7)	$259.5
Trade names	3.6	(0.4)	3.2	3.6	(0.2)	3.4	—	—	—
Acquired technology	94.1	(90.6)	3.5	94.4	(90.4)	4.0	93.1	(88.9)	4.2
Other	4.9	(0.7)	4.2	4.9	(0.7)	4.2	1.8	(0.7)	1.1
Total intangible assets	$772.4	$(536.8)	$235.6	$774.6	$(528.8)	$245.8	$765.1	$(500.3)	$264.8
NOTE 10. DEBT
During the three months ended March 31, 2024 and 2023, activity of our outstanding debt included:

	Long-term Debt Borrowings (Repayments) for the Three Months Ended
	March 31, 2024	March 31, 2023
Debt Instruments	($ in millions)
Borrowings
Senior Revolving Credit Facility	$180.0	$140.0
Receivables Financing Agreement	37.0	150.0
Total borrowings	217.0	290.0
Repayments
Term Loan Facility	(2.2)	(2.2)
Senior Revolving Credit Facility	(87.0)	—
Receivables Financing Agreement	(33.1)	(95.0)
Finance leases	—	(0.2)
Total repayments	(122.3)	(97.4)
Long-term debt borrowings, net	$94.7	$192.6
Senior Credit Facility
We maintain a $1,550.0 million senior credit facility (Senior Credit Facility) which includes a senior term loan facility with aggregate commitments of $350.0 million (Term Loan Facility) and a senior revolving credit facility with aggregate commitments of $1,200.0 million (Senior Revolving Credit Facility). The Term Loan Facility was fully drawn on the closing date with the proceeds of the Term Loan Facility used to refinance the loans and commitments outstanding under the existing facility. The Term Loan Facility requires principal amortization payments which began on March 31, 2023, at a rate of 0.625% per quarter through the end of 2024, increasing to 1.250% per quarter thereafter until maturity. The maturity date for the Senior Credit Facility is October 11, 2027.
The Senior Revolving Credit Facility includes a $100.0 million letter of credit subfacility. At March 31, 2024, we had $1,038.6 million available under our $1,200.0 million Senior Revolving Credit Facility because we had $161.0 million borrowed under the facility and issued $0.4 million of letters of credit.
We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of March 31, 2024, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As a result of our restrictive covenant related to the net leverage ratio, the maximum additional borrowings available to us could be limited in the future. The limitation, if an amendment or waiver from our lenders is not obtained, could restrict our ability to borrow the maximum amounts available under the Senior Revolving Credit Facility and the Receivables Financing Agreement. As of March 31, 2024, there were no covenants or other restrictions that limited our ability to borrow.
NOTE 11. PENSION PLANS AND RETIREMENT BENEFITS
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

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2024	2023	2024	2023
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$1.3	$1.4	$0.2	$0.2
Interest cost	25.1	26.3	0.4	0.5
Expected return on plans’ assets	(33.9)	(32.9)	—	—
Amortization of prior service cost	(0.1)	(0.1)	—	—
Recognized actuarial loss	1.5	0.3	0.2	0.2
Net periodic benefit (income) cost	$(6.1)	$(5.0)	$0.8	$0.9
We made cash contributions to our international qualified defined benefit pension plans of $0.3 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively.
NOTE 12. INCOME TAXES
The effective tax rate for the three months ended March 31, 2024 included a net $2.6 million tax benefit, primarily associated with stock-based compensation and prior year tax positions, partially offset by an expense from a change in tax contingencies. Excluding these items, the effective tax rate for the three months ended March 31, 2024 of 25.0% was higher than the 21.0% U.S. federal statutory rate primarily due to state income tax and foreign income inclusions, partially offset by favorable permanent salt depletion deductions. The effective tax rate for the three months ended March 31, 2023 included a net $5.2 million tax benefit, primarily associated with stock-based compensation, a remeasurement of deferred taxes due to a decrease in our state effective tax rates, and prior year tax positions, partially offset by an expense from a net increase in the valuation allowance related to deferred tax assets in foreign jurisdictions and an expense from a change in tax contingencies. Excluding these items, the effective tax rate for the three months ended March 31, 2023 of 23.6% was higher than the 21.0% U.S. federal statutory rate primarily due to state and foreign income taxes and an increase in the valuation allowance related to losses in foreign jurisdictions, partially offset by favorable permanent salt depletion deductions.
As of March 31, 2024, we had $49.9 million of gross unrecognized tax benefits, which would have a net $49.7 million impact on the effective tax rate, if recognized. As of March 31, 2023, we had $54.8 million of gross unrecognized tax benefits, of which $53.2 million would have impacted the effective tax rate, if recognized. The amounts of unrecognized tax benefits were as follows:

	Three Months Ended March 31,
	2024	2023
Unrecognized Tax Benefits	($ in millions)
Balance at beginning of period	$50.3	$51.6
Increases for current year tax positions	0.4	2.8
Foreign currency translation adjustments	(0.8)	0.4
Balance at end of period	$49.9	$54.8
As of March 31, 2024, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $36.3 million over the next twelve months. The anticipated reduction primarily relates to expected settlements with tax authorities and the expiration of federal, state and foreign statutes of limitation.
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
For our primary tax jurisdictions, the tax years that remain subject to examination are as follows:

Tax Years
U.S. federal income tax	2020 - 2023
U.S. state income tax	2012 - 2023
Canadian federal income tax	2017 - 2023
Brazil	2017 - 2023
Germany	2015 - 2023
China	2014 - 2023
The Netherlands	2016 - 2023
NOTE 13. CONTRIBUTING EMPLOYEE OWNERSHIP PLAN
The Contributing Employee Ownership Plan (CEOP) is a defined contribution plan available to essentially all domestic employees. We provide a contribution to an individual retirement contribution account (Company Contributions) maintained with the CEOP equal to an amount between 5.0% and 7.5% of the employee’s eligible compensation. Employees generally vest in the value of the Company Contribution according to a schedule based on service. Participants vest 50% after 2 years of service and 100% after 3 years of service.
We also match a percentage of our employees CEOP contributions (Company Match), which are invested in the same investment allocation as the employee’s contributions. Employees immediately vest in company matching contributions.
Our contributions to the CEOP were as follows:

	Three Months Ended March 31,
	2024	2023
CEOP Expense	($ in millions)
Company Contribution	$10.6	$11.6
Company Match	3.6	3.7
Total expense	$14.2	$15.3

NOTE 14. STOCK-BASED COMPENSATION
Stock-based compensation granted includes stock options, performance share awards, restricted stock awards and deferred directors’ compensation. Stock-based compensation expense was as follows:

	Three Months Ended March 31,
	2024	2023
Stock Compensation Expense	($ in millions)
Stock-based compensation	$5.6	$4.5
Mark-to-market adjustments	2.2	1.5
Total expense	$7.8	$6.0
Stock Options
The fair value of each stock option granted, which typically vests ratably over three years, but not less than one year, was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Grant Date Assumptions - Stock Options	2024	2023
Dividend yield	1.50%	1.32%
Risk-free interest rate	4.35%	4.07%
Expected volatility of Olin common stock	47%	47%
Expected life (years)	7.0	7.0
Weighted-average grant fair value (per option)	$24.79	$28.74
Weighted-average exercise price	$53.43	$60.55
Stock options granted	601,157	562,124
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
Performance Shares
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
The fair value of each performance share award based on net income was estimated on the date of grant, using the current stock price. The fair value of each performance share award based on TSR was estimated on the date of grant, using a Monte Carlo simulation model with the following weighted average assumptions:

Grant Date Assumptions - Performance Shares	2024	2023
Risk-free interest rate	4.53%	4.46%
Expected volatility of Olin common stock	41%	52%
Expected average volatility of peer companies	37%	42%
Average correlation coefficient of peer companies	0.40	0.51
Expected life (years)	3.0	3.0
Grant date fair value (TSR-based award)	$72.80	$86.98
Grant date fair value (net income-based award)	$54.07	$60.55
Performance share awards granted	180,714	161,474

The risk-free interest rate was based on zero coupon U.S. Treasury securities rates for the expected life of the performance share awards. The expected volatility of Olin common stock and peer companies was based on historical stock price movements, as we believe that historical experience is the best available indicator of the expected volatility. The average correlation coefficient of peer companies was determined based on historical trends of Olin’s common stock price compared to the peer companies. Expected life of the performance share award grant was based on historical exercise and cancellation patterns, as we believe that historical experience is the best estimate of future exercise patterns.
NOTE 15. SHAREHOLDERS’ EQUITY
On July 28, 2022, our Board of Directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $2.0 billion (the 2022 Repurchase Authorization). This program will terminate upon the purchase of $2.0 billion of common stock.
For the three months ended March 31, 2024 and 2023, 2.0 million and 3.6 million shares, respectively, of common stock were repurchased and retired at a total value of $105.4 million and $206.1 million, respectively. As of March 31, 2024, 21.2 million shares of common stock have been repurchased and retired at a total value of $1,108.0 million under the 2022 Repurchase Authorization program, and $892.0 million of common stock remained authorized to be repurchased under the program.
We issued 0.8 million and 0.4 million shares representing stock options exercised for the three months ended March 31, 2024 and 2023, respectively, with a total value of $19.8 million and $11.2 million, respectively.
The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation	Cash Flow Hedges	Pension and Postretirement Benefits	Total
Accumulated Other Comprehensive Loss	($ in millions)
Balance at January 1, 2023	$(38.6)	$(32.5)	$(424.8)	$(495.9)
Unrealized gains (losses)	5.5	(20.8)	—	(15.3)
Reclassification adjustments of losses into income	—	30.7	0.4	31.1
Tax provision	—	(2.5)	(0.1)	(2.6)
Net change	5.5	7.4	0.3	13.2
Balance at March 31, 2023	$(33.1)	$(25.1)	$(424.5)	$(482.7)

Balance at January 1, 2024	$(39.7)	$(18.4)	$(438.2)	$(496.3)
Unrealized losses	(2.3)	(3.0)	—	(5.3)
Reclassification adjustments of losses into income	—	13.3	1.6	14.9
Tax provision	—	(2.6)	(0.4)	(3.0)
Net change	(2.3)	7.7	1.2	6.6
Balance at March 31, 2024	$(42.0)	$(10.7)	$(437.0)	$(489.7)
Net income and cost of goods sold included reclassification adjustments for realized gains and losses on derivative contracts from accumulated other comprehensive loss.
Net income and non-operating pension income included the amortization of prior service costs and actuarial losses from accumulated other comprehensive loss.
NOTE 16. SEGMENT INFORMATION
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

	Three Months Ended March 31,
	2024	2023
Segment Detail	($ in millions)
Sales
Chlor Alkali Products and Vinyls	$884.6	$1,117.1
Epoxy	341.3	360.7
Winchester	409.4	366.5
Total sales	$1,635.3	$1,844.3

Income before Taxes
Chlor Alkali Products and Vinyls	$76.6	$245.9
Epoxy	(11.8)	21.4
Winchester	72.2	61.0
Corporate/Other:
Environmental expense	(5.8)	(3.2)
Other corporate and unallocated costs	(25.8)	(34.3)
Restructuring charges	(8.3)	(60.9)
Other operating income	0.2	0.5
Interest expense	(44.6)	(42.4)
Interest income	0.8	1.1
Non-operating pension income	6.8	5.7
Income before taxes	$60.3	$194.8

	Three Months Ended March 31,
	2024	2023
Segment Sales by Geography	($ in millions)
Chlor Alkali Products and Vinyls
United States	$635.6	$766.5
Europe	35.8	72.4
Other foreign	213.2	278.2
Total Chlor Alkali Products and Vinyls	884.6	1,117.1
Epoxy
United States	171.3	151.6
Europe	89.3	96.6
Other foreign	80.7	112.5
Total Epoxy	341.3	360.7
Winchester
United States	382.1	329.9
Europe	6.9	7.9
Other foreign	20.4	28.7
Total Winchester	409.4	366.5
Total
United States	1,189.0	1,248.0
Europe	132.0	176.9
Other foreign	314.3	419.4
Total sales	$1,635.3	$1,844.3

	Three Months Ended March 31,
	2024	2023
Segment Sales by Product Line	($ in millions)
Chlor Alkali Products and Vinyls
Caustic soda	$355.7	$546.8
Chlorine, chlorine-derivatives and other products	528.9	570.3
Total Chlor Alkali Products and Vinyls	884.6	1,117.1
Epoxy
Aromatics and allylics	154.9	142.3
Epoxy resins	186.4	218.4
Total Epoxy	341.3	360.7
Winchester
Commercial	242.8	200.5
Military and law enforcement(1)	166.6	166.0
Total Winchester	409.4	366.5
Total sales	$1,635.3	$1,844.3
(1)    For the three months ended March 31, 2024 and 2023, revenue recognized over time represented $19.8 million and $22.7 million, respectively, associated with governmental contracts within our Winchester business.
NOTE 17. ENVIRONMENTAL
We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites. The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $154.8 million, $153.6 million and $146.7 million at March 31, 2024, December 31, 2023 and March 31, 2023, respectively, of which $122.8 million, $121.6 million and $121.7 million, respectively, were classified as other noncurrent liabilities.
Environmental provisions charged to income, which are included in costs of goods sold, were $5.8 million and $3.2 million for the three months ended March 31, 2024 and 2023, respectively.
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
NOTE 18. COMMITMENTS AND CONTINGENCIES
We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities. As of March 31, 2024, December 31, 2023 and March 31, 2023, our condensed balance sheets included accrued liabilities for these other legal actions of $17.7 million, $14.2 million and $14.1 million, respectively. These liabilities do not include costs associated with legal representation. Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations.
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
NOTE 19. DERIVATIVE FINANCIAL INSTRUMENTS
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

	March 31, 2024	December 31, 2023	March 31, 2023
Notional Value - Foreign Currency	($ in millions)
Buy	$167.1	$21.0	$352.5
Sell	154.6	140.2	147.6
Cash Flow Hedges
For derivative instruments that are designated and qualify as a cash flow hedge, the change in fair value of the derivative is recognized as a component of other comprehensive income until the hedged item is recognized in earnings.
We had the following notional amounts of outstanding commodity contracts that were entered into to hedge forecasted purchases:

	March 31, 2024	December 31, 2023	March 31, 2023
Notional Value - Commodity	($ in millions)
Natural gas	$61.0	$63.2	$94.1
Ethane	30.0	26.4	37.8
Metals	148.9	101.4	88.7
Total notional	$239.9	$191.0	$220.6
As of March 31, 2024, the counterparties to these commodity contracts were Wells Fargo Bank, N.A., Citibank, N.A., JPMorgan Chase Bank, National Association, Toronto Dominion Bank and Bank of America Corporation, all of which are major financial institutions.
We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, ethane, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in our manufacturing process. At March 31, 2024, we had open derivative contract positions through 2028. If all open futures contracts had been settled on March 31, 2024, we would have recognized a pretax loss of $14.2 million.
If commodity prices were to remain at March 31, 2024 levels, approximately $14.0 million of deferred losses, net of tax, would be reclassified into earnings during the next twelve months. The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.
Fair Value Hedges
We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps. There were no outstanding interest rate swaps at March 31, 2024, December 31, 2023 and March 31, 2023.
Financial Statement Impacts
We present our derivative assets and liabilities in our condensed balance sheets on a net basis whenever we have a legally enforceable master netting agreement with the counterparty to our derivative contracts. We use these agreements to manage and substantially reduce our potential counterparty credit risk.
The following table summarizes the location and fair value of the derivative instruments on our condensed balance sheets:

		March 31, 2024	December 31, 2023	March 31, 2023
	Balance Sheet Location	($ in millions)
Current Assets
Commodity contracts	Other current assets	$5.8	$2.1	$3.3
Foreign currency contracts	Other current assets	0.5	—	1.6
Noncurrent Assets
Commodity contracts	Other assets	4.6	3.2	4.8
Total derivative assets(1)		$10.9	$5.3	$9.7

Current Liabilities
Commodity contracts	Accrued liabilities	$24.3	$29.4	$33.8
Foreign currency contracts	Accrued liabilities	1.1	2.5	1.6
Noncurrent Liabilities
Commodity contracts	Other liabilities	0.3	0.5	7.9
Total derivative liabilities(1)		$25.7	$32.4	$43.3
(1)     Does not include the impact of cash collateral received from or provided to counterparties.

The following table summarizes the effects of derivative instruments on our condensed statements of operations:

		Amount of Gain (Loss) for the
		Three Months Ended March 31,
		2024	2023
	Location of Gain (Loss)	($ in millions)
Cash Flow Hedges
Commodity contracts	Other comprehensive income	$(3.0)	$(20.8)
Commodity contracts	Cost of goods sold	(13.3)	(30.7)
Not Designated as Hedging Instruments
Commodity contracts	Cost of goods sold	—	(0.6)
Foreign exchange contracts	Selling and administrative	0.8	(1.4)
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

Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceeds a specific threshold. If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability. As of March 31, 2024, December 31, 2023 and March 31, 2023, this threshold was not exceeded. In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.
NOTE 20. FAIR VALUE MEASUREMENTS
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
Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments. Since our long-term debt instruments may not be actively traded, the inputs used to measure the fair value of our long-term debt are based on current market rates for debt of similar risk and maturities and is classified as Level 2 in the fair value measurement hierarchy. As of March 31, 2024, December 31, 2023 and March 31, 2023, the fair value measurements of debt were $2,725.7 million, $2,626.2 million and $2,627.5 million, respectively.
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by ASC 820. There were no assets measured at fair value on a nonrecurring basis as of March 31, 2024, December 31, 2023 or March 31, 2023.

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
EXECUTIVE SUMMARY
Overview
Net income for the three months ended March 31, 2024 and 2023 was $48.6 million and $156.3 million, respectively, a decrease of $107.7 million, or 69%. The decrease in net income from the comparable prior year period was primarily due to lower operating results across our chemicals business segments partially offset by improved operating results from our Winchester segment. Diluted net income per share was $0.40 for the three months ended March 31, 2024 compared to $1.16 for 2023, a decrease of $0.76 per share, or 66%.
Chlor Alkali Products and Vinyls reported segment income was $76.6 million and $245.9 million for the three months ended March 31, 2024 and 2023, respectively. Chlor Alkali Products and Vinyls segment results decreased from the comparable prior year period due to lower pricing, primarily caustic soda, and lower volumes.
Epoxy reported a segment loss of $11.8 million for the three months ended March 31, 2024 compared to segment income of $21.4 million during the comparable prior year period in 2023. Epoxy segment results were lower than in the comparable prior year period primarily due to lower product pricing partially offset by increased volumes.
Epoxy segment results in 2024 continue to be impacted by significant exports out of Asia into the European and North American markets, negatively impacting pricing and volumes. On April 3, 2024, we announced the filing of antidumping and countervailing duty petitions against China, India, South Korea, Taiwan and Thailand with the U.S. Department of Commerce and the U.S. International Trade Commission relating to certain epoxy resins, as part of the U.S. Epoxy Resin Producers Ad Hoc Coalition. The petitions were filed in response to large volumes of low-priced imports of epoxy resins into the U.S. from the subject countries over the past three years that have injured the U.S. domestic epoxy resin producers.
Winchester reported segment income of $72.2 million and $61.0 million for the three months ended March 31, 2024 and 2023, respectively. Winchester segment results were higher than the comparable prior year period due to higher sales volumes, which includes White Flyer, partially offset by lower product pricing.
During 2024, the U.S. Army awarded Winchester a contract for the construction of the Next Generation Squad Weapon (NGSW) manufacturing facility at Lake City Army Ammunition Plant. The project will be the first new manufacturing facility built at the Lake City facility in decades. The new manufacturing facility will provide safe, reliable, and advanced NGSW to the joint warfighter. Winchester will manage all aspects of the construction process, which is projected to start in the second quarter of 2024.
Liquidity and Share Repurchases
During the three months ended March 31, 2024, we repurchased and retired 2.0 million shares of common stock at a total value of $105.4 million. As of March 31, 2024, we had $892.0 million of remaining authorized common stock to be purchased under our 2022 Repurchase Authorization Program.
During the three months ended March 31, 2024, we had net borrowings of $94.7 million with $93.0 million borrowed under our Senior Revolving Credit Facility and $3.9 million under our Receivables Financing Agreement.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2024	2023
	($ in millions, except per share data)
Sales	$1,635.3	$1,844.3
Cost of goods sold	1,428.0	1,441.7
Gross margin	207.3	402.6
Selling and administrative	101.9	111.8
Restructuring charges	8.3	60.9
Other operating income	0.2	0.5
Operating income	97.3	230.4
Interest expense	44.6	42.4
Interest income	0.8	1.1
Non-operating pension income	6.8	5.7
Income before taxes	60.3	194.8
Income tax provision	12.5	40.8
Net income	47.8	154.0
Net loss attributable to noncontrolling interests	(0.8)	(2.3)
Net income attributable to Olin Corporation	$48.6	$156.3

Net income attributable to Olin Corporation per common share:
Basic	$0.41	$1.19
Diluted	$0.40	$1.16
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Sales for the three months ended March 31, 2024 were $1,635.3 million compared to $1,844.3 million in the same period last year, a decrease of $209.0 million, or 11%. Chlor Alkali Products and Vinyls sales decreased by $232.5 million primarily due to lower pricing, primarily caustic soda, and lower volumes. Epoxy sales decreased by $19.4 million, primarily due to lower product pricing partially offset by increased sales volumes. Winchester sales increased by $42.9 million, primarily due to higher commercial ammunition sales volumes and first quarter 2024 sales from White Flyer.
Gross margin decreased $195.3 million for the three months ended March 31, 2024 compared to the prior year. Chlor Alkali Products and Vinyls gross margin decreased by $165.4 million primarily due to lower pricing, primarily caustic soda, and lower volumes. Epoxy gross margin decreased by $35.5 million primarily due to lower product pricing partially offset by increased volumes. Winchester gross margin increased by $8.1 million primarily due to higher sales volumes, partially offset by lower product pricing. Gross margin as a percentage of sales decreased to 13% in 2024 from 22% in 2023.
Selling and administrative expenses for the three months ended March 31, 2024 was $101.9 million, a decrease of $9.9 million from the prior year. The decrease was primarily due to lower variable incentive compensation expense of $4.0 million, a favorable foreign currency impact of $2.5 million and lower costs of $2.0 million associated with consulting and contract services. Selling and administrative expenses as a percentage of sales was 6% in both 2024 and 2023.
Restructuring charges for the three months ended March 31, 2024 and 2023 were $8.3 million and $60.9 million, respectively. The decrease in charges was primarily due to our 2023 actions to configure our global Epoxy asset footprint to optimize the most productive and cost effective assets to support our strategic operating model, which resulted in pretax restructuring charges of $57.8 million in the first quarter 2023.
Interest expense increased by $2.2 million for the three months ended March 31, 2024 from the prior year, primarily due to higher average interest rates.
Non-operating pension income includes all components of pension and other postretirement income (costs) other than service costs. Non-operating pension income was higher for the three months ended March 31, 2024 primarily due to a decrease in the discount rate used to determine interest costs, partially offset by higher actuarial losses recognized to income.

The effective tax rate for the three months ended March 31, 2024 included a net $2.6 million tax benefit, primarily associated with stock-based compensation and prior year tax positions, partially offset by an expense from a change in tax contingencies. Excluding these items, the effective tax rate for the three months ended March 31, 2024 of 25.0% was higher than the 21.0% U.S. federal statutory rate primarily due to state income tax and foreign income inclusions, partially offset by favorable permanent salt depletion deductions. The effective tax rate for the three months ended March 31, 2023 included a net $5.2 million tax benefit, primarily associated with stock-based compensation, a remeasurement of deferred taxes due to a decrease in our state effective tax rates, and prior year tax positions, partially offset by an expense from a net increase in the valuation allowance related to deferred tax assets in foreign jurisdictions and an expense from a change in tax contingencies. Excluding these items, the effective tax rate for the three months ended March 31, 2023 of 23.6% was higher than the 21.0% U.S. federal statutory rate primarily due to state and foreign income taxes and an increase in the valuation allowance related to losses in foreign jurisdictions, partially offset by favorable permanent salt depletion deductions.
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

	Three Months Ended March 31,
	2024	2023
Segment Detail	($ in millions)
Sales
Chlor Alkali Products and Vinyls	$884.6	$1,117.1
Epoxy	341.3	360.7
Winchester	409.4	366.5
Total sales	$1,635.3	$1,844.3

Income before taxes
Chlor Alkali Products and Vinyls	$76.6	$245.9
Epoxy	(11.8)	21.4
Winchester	72.2	61.0
Corporate/other:
Environmental expense	(5.8)	(3.2)
Other corporate and unallocated costs	(25.8)	(34.3)
Restructuring charges	(8.3)	(60.9)
Other operating income	0.2	0.5
Interest expense	(44.6)	(42.4)
Interest income	0.8	1.1
Non-operating pension income	6.8	5.7
Income before taxes	$60.3	$194.8
Chlor Alkali Products and Vinyls
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Chlor Alkali Products and Vinyls sales for the three months ended March 31, 2024 were $884.6 million compared to $1,117.1 million for the same period in 2023, a decrease of $232.5 million, or 21%. The sales decrease was primarily due to lower pricing, primarily caustic soda, and lower volume.
Chlor Alkali Products and Vinyls segment income was $76.6 million for the three months ended March 31, 2024 compared to $245.9 million for the same period in 2023. The decrease in segment results of $169.3 million was due to lower pricing ($149.9 million), primarily caustic soda, and lower volumes ($88.2 million), partially offset by lower costs associated with products purchased from other parties ($62.6 million) and lower raw material and operating costs ($6.2 million). Chlor

Alkali Products and Vinyls segment results included depreciation and amortization expense of $106.8 million and $114.4 million for the three months ended March 31, 2024 and 2023, respectively.
Epoxy
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Epoxy sales for the three months ended March 31, 2024 were $341.3 million compared to $360.7 million for the same period in 2023, a decrease of $19.4 million, or 5%. The sales decrease was primarily due to lower product prices ($98.1 million) and an unfavorable effect of foreign currency translation ($0.5 million), partially offset by increased sales volumes ($79.2 million).
Epoxy segment loss was $11.8 million for the three months ended March 31, 2024 compared to segment income of $21.4 million for the same period in 2023. The decrease in segment results of $33.2 million was primarily due to lower product prices ($98.1 million), which continues to be impacted by significant exports out of Asia into the European and North American markets, partially offset by increased volumes ($58.4 million) and lower raw material and operating costs ($6.5 million). A significant percentage of our Euro denominated sales are of products manufactured within Europe. As a result, the impact of foreign currency translation on revenue is primarily offset by the impact of foreign currency translation on raw materials and manufacturing costs also denominated in Euros. Epoxy segment results included depreciation and amortization expense of $13.5 million and $14.5 million for the three months ended March 31, 2024 and 2023, respectively.
Winchester
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Winchester sales were $409.4 million for the three months ended March 31, 2024 compared to $366.5 million for the same period in 2023, an increase of $42.9 million, or 12%. The increase was due to higher ammunition sales to commercial customers ($42.3 million), higher sales to domestic and international military customers ($6.1 million), partially offset by lower sales to law enforcement agencies ($5.5 million). Commercial ammunition sales were primarily impacted by increased sales volumes and first quarter 2024 sales from White Flyer.
Winchester segment income was $72.2 million for the three months ended March 31, 2024 compared to $61.0 million for the same period in 2023, an increase of $11.2 million. The increase in segment results was due to higher sales volumes ($11.3 million), which includes White Flyer, and lower commodity and operating costs ($4.0 million), partially offset by lower product pricing ($4.1 million). Winchester segment income included depreciation and amortization expense of $7.9 million and $6.2 million for the three months ended March 31, 2024 and 2023, respectively.
Corporate/Other
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
For the three months ended March 31, 2024, charges to income for environmental investigatory and remedial activities were $5.8 million compared to $3.2 million for the three months ended March 31, 2023. These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.
For the three months ended March 31, 2024, other corporate and unallocated costs were $25.8 million compared to $34.3 million for the three months ended March 31, 2023, a decrease of $8.5 million. The decrease was primarily due to lower variable incentive compensation expense ($4.3 million) and a favorable foreign currency impact ($2.5 million).
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
For the three months ended March 31, 2024 and 2023, we recorded restructuring charges of $3.5 million and $57.8 million, respectively, for contract termination costs, the write-off of equipment and facility costs and facility exit costs related to these actions. We expect to incur additional restructuring charges through 2025 of approximately $20 million related to these actions.
For the three months ended March 31, 2024 and 2023, Olin incurred charges of $4.8 million and $3.1 million, respectively, associated with other previously disclosed restructuring plans. We expect to incur additional restructuring charges through 2027 of approximately $45 million related to these actions.

OUTLOOK
Starting in the fourth quarter 2023 and continuing through the majority of first quarter 2024, we successfully executed an initiative which lowered our participation in ECU markets and adjusted our operating rates to mitigate the declining pricing environment we experienced during the second half of 2023. As a result, we believe we have accelerated the positive inflection point within our Chlor Alkali Products and Vinyls segment. In the first quarter 2024, we saw positive sequential improvement in all three of our business segments. We expect this momentum to continue with second quarter 2024 results. We expect the second quarter 2024 operating results from our Chemical businesses to be higher than the first quarter 2024. We also expect our Winchester business second quarter 2024 results to be comparable with first quarter 2024 results. Overall, we expect Olin’s second quarter 2024 operating results to be higher than the first quarter 2024 levels.
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
In 2024, we currently expect our capital spending to be in the $225 million to $250 million range and we expect to make payments under other long-term supply contracts of approximately $50 million for energy modernization on the U.S. Gulf Coast. We expect 2024 depreciation and amortization expense to be in the $500 million to $525 million range.
We currently believe the 2024 effective tax rate will be in the 25% to 30% range and our cash tax rate to be in the 35% to 40% range as a result of previously deferred international tax payments expected to be made in 2024.
ENVIRONMENTAL MATTERS
Environmental provisions charged to income, which are included in costs of goods sold, were $5.8 million and $3.2 million for the three months ended March 31, 2024 and 2023, respectively.
Our liabilities for future environmental expenditures were as follows:

	March 31, 2024	March 31, 2023
Environmental Liabilities	($ in millions)
Balance at beginning of year	$153.6	$146.6
Charges to income	5.8	3.2
Remedial and investigatory spending	(4.6)	(3.1)
Other	—	—
Balance at end of period	$154.8	$146.7
Environmental investigatory and remediation activities spending was associated with former waste disposal sites and past manufacturing operations. Spending in 2024 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be approximately $30 million. Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we expect to incur to protect our interests against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $11.7 million at March 31, 2024. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and operation, maintenance and monitoring (OM&M) expenses that, in our experience, we expect to incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M. Charges to income for investigatory and remedial efforts may be material to our operating results in 2024.
The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $154.8 million, $153.6 million and $146.7 million at March 31, 2024, December 31, 2023 and

March 31, 2023, respectively, of which $122.8 million, $121.6 million and $121.7 million, respectively, were classified as other noncurrent liabilities. These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities.
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
LEGAL MATTERS AND CONTINGENCIES
Discussion of legal matters and contingencies can be referred to under Item 1, within Note 18, “Commitments and Contingencies.”
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Data

	Three Months Ended March 31,
	2024	2023
Provided by (Used for)	($ in millions)
Net operating activities	$81.0	$37.5
Capital expenditures	(44.3)	(61.4)
Payments under other long-term supply contracts	(28.5)	(9.3)
Net investing activities	(74.7)	(71.1)
Long-term debt borrowings, net	94.7	192.6
Common stock repurchased and retired	(105.4)	(206.1)
Stock options exercised	19.8	11.2
Dividends paid	(23.9)	(26.2)
Contributions received from noncontrolling interests	—	44.1
Net financing activities	(25.3)	15.6
Operating Activities
For the three months ended March 31, 2024, cash provided by operating activities increased by $43.5 million from the three months ended March 31, 2023, primarily due to a smaller increase in working capital compared with the prior year partially offset by a decrease in operating results. For the three months ended March 31, 2024, working capital increased $89.0 million compared to an increase of $244.4 million for the three months ended March 31, 2023. Inventories decreased by $31.2 million from December 31, 2023 primarily due to inventory reduction efforts over the last year. Accounts payable and accrued liabilities decreased $95.9 million from December 31, 2023, primarily as a result of timing of payments during the first quarter of 2024.
Investing Activities
Capital spending was $44.3 million for the three months ended March 31, 2024 compared to $61.4 million for the comparable period in 2023. Our capital spending forecast represents normal capital spending to maintain our current operating facilities. For the total year 2024, we currently expect our capital spending to be in the $225 million to $250 million range. We expect 2024 depreciation and amortization expense to be in the $500 million to $525 million range.
For the three months ended March 31, 2024, payments under other long-term supply contracts was $28.5 million for energy modernization on the U.S. Gulf Coast and we expect to make payments for the total year 2024 of approximately $50 million.

Financing Activities
For the three months ended March 31, 2024, we had long-term debt borrowings, net of long-term debt repayments of $94.7 million. For the three months ended March 31, 2023, we had long-term debt borrowings, net of long-term debt repayments of $192.6 million.
For the three months ended March 31, 2024 and 2023, 2.0 million and 3.6 million shares, respectively, of common stock were repurchased and retired at a total value of $105.4 million and $206.1 million, respectively.
We issued 0.8 million and 0.4 million shares representing stock options exercised for the three months ended March 31, 2024 and 2023, respectively, with a total value of $19.8 million and $11.2 million, respectively. For the three months ended March 31, 2024, we withheld and paid $10.5 million for employee taxes on share-based payment arrangements.
For the three months ended March 31, 2023, we received $44.1 million of cash contributions from noncontrolling interests for BWA.
The percent of total debt to total capitalization increased to 55.6% as of March 31, 2024 from 54.1% as of December 31, 2023, primarily as a result of a higher level of debt outstanding, partially offset by lower shareholders’ equity, primarily due to common stock repurchases, partially offset by our operating results.
In the first quarter of 2024 and 2023, we paid a quarterly dividend of $0.20 per share. Dividends paid for the three months ended March 31, 2024 and 2023, were $23.9 million and $26.2 million, respectively. On April 24, 2024, our Board of Directors declared a dividend of $0.20 per share on our common stock, payable on June 14, 2024, to shareholders of record on May 9, 2024.
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
We maintain a $1,550.0 million senior credit facility (Senior Credit Facility) which includes a senior term loan facility with aggregate commitments of $350.0 million (Term Loan Facility) and a senior revolving credit facility with aggregate commitments of $1,200.0 million (Senior Revolving Credit Facility). The Term Loan Facility was fully drawn on the closing date with the proceeds of the Term Loan Facility used to refinance the loans and commitments outstanding under the existing facility. The Term Loan Facility requires principal amortization amounts payable which began on March 31, 2023 at a rate of 0.625% per quarter through the end of 2024, increasing to 1.250% per quarter thereafter until maturity. The maturity date for the Senior Credit Facility is October 11, 2027.
The Senior Revolving Credit Facility includes a $100.0 million letter of credit subfacility. At March 31, 2024, we had $1,038.6 million available under our $1,200.0 million Senior Revolving Credit Facility because we had $161.0 million borrowed under the facility and issued $0.4 million of letters of credit.
We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of March 31, 2024, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As a result of our restrictive covenant related to the net leverage ratio, the maximum additional borrowings available to us could be limited in the future. The limitation, if an amendment or waiver from our lenders is not obtained, could restrict our ability to borrow the maximum amounts available under the Senior Revolving Credit Facility and the Receivables Financing Agreement. As of March 31, 2024, there were no covenants or other restrictions that limited our ability to borrow.

We believe, based on current and projected levels of cash flow from our operations, together with our cash and cash equivalents on hand and the availability to borrow under our Senior Revolving Credit Facility and AR Facilities, we have sufficient liquidity to meet our short-term and long-term needs to make required payments of interest on our debt, fund our operating needs, working capital and our capital expenditure requirements, and comply with the financial ratios in our debt agreements.
On July 28, 2022, our Board of Directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $2.0 billion. This program will terminate upon the purchase of $2.0 billion of common stock.
For the three months ended March 31, 2024, 2.0 million shares of common stock have been repurchased and retired at a total value of $105.4 million. As of March 31, 2024, 21.2 million shares of common stock have been repurchased and retired at a total value of $1,108.0 million under the 2022 Repurchase Authorization program, and $892.0 million of common stock remained authorized to be repurchased under the program.
We maintain a $425.0 million Receivables Financing Agreement (Receivables Financing Agreement) that is scheduled to mature on October 14, 2025. Under the Receivables Financing Agreement, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the Receivables Financing Agreement incorporates the net leverage ratio covenant that is contained in the Senior Credit Facility. As of March 31, 2024, December 31, 2023 and March 31, 2023, we had $332.4 million, $328.5 million and $355.0 million, respectively, drawn under the agreement. As of March 31, 2024, $477.6 million of our trade receivables were pledged as collateral and we had no additional borrowing capacity under the Receivables Financing Agreement, which was limited by our borrowing base.
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
The following table summarizes the AR facilities activity:

	Three Months Ended March 31,
	2024	2023
AR Facilities	($ in millions)
Balance at beginning of period	$63.3	$111.8
Gross receivables sold	176.6	252.3
Payments received from customers on sold accounts	(176.7)	(287.0)
Balance at end of period	$63.2	$77.1
The factoring discount paid under the AR Facilities is recorded as interest expense on the condensed statements of operations. The factoring discount was $1.0 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively. The agreements are without recourse and therefore no recourse liability has been recorded as of March 31, 2024.
At March 31, 2024, we had total letters of credit of $128.8 million outstanding, of which $0.4 million were issued under our Senior Revolving Credit Facility. The letters of credit were used to support certain long-term debt obligations, workers compensation insurance policies, plant closure and post-closure obligations, international payment obligations and international pension funding requirements.
Our current debt structure is used to fund our business operations. As of March 31, 2024, we had long-term borrowings, including the current installment, of $2,765.7 million, of which $988.4 million were at variable rates. Included within long-term borrowings on the condensed balance sheets were deferred debt issuance costs and unamortized bond original issue discount of $15.9 million as of March 31, 2024. Commitments from banks under our Senior Revolving Credit Facility and AR Facilities are additional sources of liquidity.
We have registered an undetermined amount of securities with the SEC, so that, from time-to-time we may issue debt securities, preferred stock and/or common stock and associated warrants in the public market under that registration statement.
Credit Ratings
We receive ratings from three independent credit rating agencies: Fitch Ratings (Fitch), Moody's Investor Service (Moody's) and Standard & Poor's (S&P). The following table summarizes our credit ratings as of March 31, 2024:

Credit Ratings	Long-term Rating	Outlook
Fitch Ratings	BBB-	Stable
Moody’s Investors Service	Ba1	Stable
Standard & Poor’s	BB+	Positive
On March 14, 2024, Fitch affirmed Olin’s BBB- rating and stable outlook. On June 30, 2023, Moody’s affirmed Olin’s Ba1 rating and stable outlook. On April 4, 2023, S&P affirmed Olin’s BB+ rating and positive outlook.
Contractual Obligations
Purchasing commitments are utilized in our normal course of business for our projected needs. We have supply contracts with various third parties for certain raw materials including ethylene, electricity, propylene and benzene. These agreements are maintained through long-term cost based contracts that provide us with a reliable supply of key raw materials. There have been no material changes in our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 other than those which occur in the ordinary course of business.
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
Energy costs, including electricity and natural gas, and certain raw materials used in our production processes are subject to price volatility. Depending on market conditions, we may enter into futures contracts, forward contracts, commodity swaps and put and call option contracts in order to reduce the impact of commodity price fluctuations. As of March 31, 2024, we maintained open positions on commodity contracts with a notional value totaling $239.9 million ($191.0 million at December 31, 2023 and $220.6 million at March 31, 2023). Assuming a hypothetical 10% increase in commodity prices which are currently hedged, as of March 31, 2024, we would experience a $24.0 million ($19.1 million at December 31, 2023 and $22.1 million at March 31, 2023) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.
We transact business in various foreign currencies other than the USD which exposes us to movements in exchange rates which may impact revenue and expenses, assets and liabilities and cash flows. Our significant foreign currency exposure is denominated with European currencies, primarily the Euro, although exposures also exist in other currencies of Asia Pacific, Latin America, Middle East and Africa. For all derivative positions, we evaluated the effects of a 10% shift in exchange rates between those currencies and the USD, holding all other assumptions constant. Unfavorable currency movements of 10% would negatively affect the fair values of the derivatives held to hedge currency exposures by $32.2 million. These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.
We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Our current debt structure is used to fund business operations, and commitments from banks under our Senior Revolving Credit Facility and AR Facilities are additional sources of liquidity. As of March 31, 2024, December 31, 2023 and March 31, 2023, we had long-term borrowings, including current installments and finance lease obligations, of $2,765.7 million, $2,670.1 million and $2,774.2 million, respectively, of which $988.4 million, $893.7 million and $998.7 million at March 31, 2024, December 31, 2023 and March 31, 2023, respectively, were issued at variable rates. Included within long-term borrowings on the condensed balance sheets were deferred debt issuance costs and unamortized bond original issue discount.
Assuming no changes in the $988.4 million of variable-rate debt levels from March 31, 2024, we estimate that a hypothetical change of 100-basis points in the secured overnight financing rate (SOFR) would impact annual interest expense by $9.9 million.
If the actual changes in commodities, foreign currency, or interest pricing is substantially different than expected, the net impact of commodity risk, foreign currency risk, or interest rate risk on our cash flow may be materially different than that disclosed above.

We do not enter into any derivative financial instruments for speculative purposes.
Item 4. CONTROLS AND PROCEDURES
Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The risks, uncertainties and assumptions involved in our forward-looking statements, many of which are discussed in more detail in our filings with the SEC, including without limitation the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023, and our Quarterly Reports on Form 10-Q and other reports furnished or filed with the SEC, include, but are not limited to, the following:
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
•failure to identify, attract, develop, retain and motivate qualified employees throughout the organization and ability to manage executive officer and other key senior management transitions;
•failure to control costs and inflation impacts or failure to achieve targeted cost reductions;
•our reliance on a limited number of suppliers for specified feedstock and services and our reliance on third-party transportation;
•the occurrence of unexpected manufacturing interruptions and outages, including those occurring as a result of labor disruptions and production hazards;
•exposure to physical risks associated with climate-related events or increased severity and frequency of severe weather events;
•availability of and/or higher-than-expected costs of raw material, energy, transportation, and/or logistics;
•the failure or an interruption, including cyber-attacks, of our information technology systems;
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

Part II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Discussion of legal matters and contingencies can be referred to under Item 1, within Note 18, “Commitments and Contingencies.”
Item 1A. RISK FACTORS
Not Applicable.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)    Not Applicable.
(b)    Not Applicable.
(c)    Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2024	771,438	$51.87	771,438
February 1-29, 2024	799,775	$51.56	799,775
March 1-31, 2024	420,932	$56.52	420,932
Total				$892,002,511	(1)
(1)On July 28, 2022, our Board of Directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $2.0 billion (the 2022 Repurchase Authorization). This program will terminate upon the purchase of $2.0 billion of common stock. Through March 31, 2024, 21,227,136 shares of common stock had been repurchased and retired at a total value of $1,108.0 million and $892.0 million of common stock remained available for purchase under the 2022 Repurchase Authorization program.
(2)Average price paid per share includes transaction costs including commissions and fees paid to acquire the shares and excludes costs accrued associated with 1% excise tax on the fair market value of stock repurchases.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.
Item 4. MINE SAFETY DISCLOSURES
Not Applicable.
Item 5. OTHER INFORMATION
(a)    Not Applicable.
(b)    Not Applicable.
(c)    During the three months ended March 31, 2024, no director or officer of Olin adopted, terminated or modified a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

Exhibit	Exhibit Description
10.1	Olin Corporation Change in Control Severance Plan for Officers effective April 24, 2024†
10.2	Olin Corporation Severance Plan for Officers effective April 24, 2024†
31.1	Section 302 Certification Statement of Chief Executive Officer
31.2	Section 302 Certification Statement of Chief Financial Officer
32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded in the Exhibit 101 Interactive Data Files)
* Previously filed as indicated and incorporated herein by reference.  Exhibits incorporated by reference are located in SEC file No. 1-1070 unless otherwise indicated.
† Indicated management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLIN CORPORATION
(Registrant)

By:	/s/ Todd A. Slater
Senior Vice President and Chief Financial Officer (Authorized Officer)

Date: April 26, 2024