Form 10-Q
period 2024-09-30
OLIN Corp
filed 2024-10-25
CIK 74303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

As of September 30, 2024, 116,596,499 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets
($ in millions, except per share data)
(Unaudited)

	September 30, 2024	December 31, 2023	September 30, 2023
Assets
Current assets:
Cash and cash equivalents	$225.9	$170.3	$158.3
Receivables, net	863.2	874.7	894.2
Income taxes receivable	18.9	15.3	28.0
Inventories, net	827.7	858.8	977.7
Other current assets	66.0	54.1	42.8
Total current assets	2,001.7	1,973.2	2,101.0
Property, plant and equipment (less accumulated depreciation of $5,120.4, $4,826.4 and $4,724.6)	2,343.4	2,519.6	2,490.2
Operating lease assets, net	309.3	344.7	331.0
Deferred income taxes	90.4	87.4	106.1
Other assets	1,131.5	1,118.5	1,117.3
Intangible assets, net	218.3	245.8	248.6
Goodwill	1,423.7	1,424.0	1,421.0
Total assets	$7,518.3	$7,713.2	$7,815.2
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$123.9	$78.8	$78.9
Accounts payable	759.1	775.4	717.6
Income taxes payable	138.4	154.7	171.5
Current operating lease liabilities	65.4	69.3	68.3
Accrued liabilities	343.1	450.0	361.0
Total current liabilities	1,429.9	1,528.2	1,397.3
Long-term debt	2,765.6	2,591.3	2,711.2
Operating lease liabilities	250.0	283.1	270.4
Accrued pension liability	202.6	225.8	212.7
Deferred income taxes	445.9	476.2	500.7
Other liabilities	334.7	340.3	355.4
Total liabilities	5,428.7	5,444.9	5,447.7
Commitments and contingencies
Shareholders’ equity:
Common stock, $1.00 par value per share: authorized, 240.0 shares; issued and outstanding, 116.6, 120.2 and 122.5 shares	116.6	120.2	122.5
Additional paid-in capital	—	24.8	130.1
Accumulated other comprehensive loss	(466.2)	(496.3)	(480.3)
Retained earnings	2,406.3	2,583.7	2,555.2
Olin Corporation’s shareholders’ equity	2,056.7	2,232.4	2,327.5
Noncontrolling interests	32.9	35.9	40.0
Total equity	2,089.6	2,268.3	2,367.5
Total liabilities and equity	$7,518.3	$7,713.2	$7,815.2
The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Operations
($ in millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales	$1,589.5	$1,671.4	$4,868.8	$5,218.4
Operating expenses:
Cost of goods sold	1,455.0	1,402.3	4,289.2	4,236.6
Selling and administrative	111.7	90.9	308.2	303.9
Restructuring charges	7.9	11.9	23.0	92.0
Other operating income (expense)	0.6	(0.3)	0.8	27.2
Operating income	15.5	166.0	249.2	613.1
Interest expense	48.4	46.2	139.6	133.9
Interest income	1.0	1.0	2.7	3.2
Non-operating pension income	6.7	5.9	19.4	17.0
Income (loss) before taxes	(25.2)	126.7	131.7	499.4
Income tax provision	—	22.2	36.8	96.2
Net (loss) income	(25.2)	104.5	94.9	403.2
Net (loss) income attributable to noncontrolling interests	(0.3)	0.4	(3.0)	(4.1)
Net (loss) income attributable to Olin Corporation	$(24.9)	$104.1	$97.9	$407.3

Net (loss) income attributable to Olin Corporation per common share:
Basic	$(0.21)	$0.84	$0.83	$3.19
Diluted	$(0.21)	$0.82	$0.81	$3.12
Average common shares outstanding:
Basic	116.9	124.2	118.4	127.5
Diluted	116.9	127.0	120.2	130.6
The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Comprehensive Income
($ in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(25.2)	$104.5	$94.9	$403.2
Other comprehensive income, net of tax:
Foreign currency translation	2.3	(3.3)	(2.5)	(6.3)
Cash flow hedges	4.7	6.2	29.2	21.0
Pension and postretirement benefits	0.8	0.2	3.4	0.9
Total other comprehensive income, net of tax	7.8	3.1	30.1	15.6
Comprehensive (loss) income	(17.4)	107.6	125.0	418.8
Comprehensive (loss) income attributable to noncontrolling interests	(0.3)	0.4	(3.0)	(4.1)
Comprehensive (loss) income attributable to Olin Corporation	$(17.1)	$107.2	$128.0	$422.9
The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
($ in millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Common Stock
Balance at beginning of period	$117.5	$125.8	$120.2	$132.3
Common stock repurchased and retired	(1.0)	(3.7)	(4.9)	(10.8)
Common stock issued for:
Stock options exercised	0.1	0.4	0.9	0.8
Other transactions	—	—	0.4	0.2
Balance at end of period	$116.6	$122.5	$116.6	$122.5
Additional Paid-In Capital
Balance at beginning of period	$—	$313.7	$24.8	$682.7
Common stock repurchased and retired	(6.3)	(198.3)	(47.5)	(584.3)
Common stock issued for:
Stock options exercised	0.8	9.9	21.7	21.5
Other transactions	0.2	0.1	(4.0)	1.6
Stock-based compensation	5.3	4.7	5.0	8.6
Balance at end of period	$—	$130.1	$—	$130.1
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(474.0)	$(483.4)	$(496.3)	$(495.9)
Other comprehensive income, net of tax	7.8	3.1	30.1	15.6
Balance at end of period	$(466.2)	$(480.3)	$(466.2)	$(480.3)
Retained Earnings
Balance at beginning of period	$2,492.6	$2,475.9	$2,583.7	$2,224.5
Net (loss) income	(24.9)	104.1	97.9	407.3
Common stock dividends paid	(23.3)	(24.8)	(70.9)	(76.6)
Common stock repurchased and retired	(38.1)	—	(204.4)	—
Balance at end of period	$2,406.3	$2,555.2	$2,406.3	$2,555.2
Olin Corporation’s Shareholders’ Equity	$2,056.7	$2,327.5	$2,056.7	$2,327.5

Noncontrolling Interests
Balance at beginning of period	$33.2	$39.6	$35.9	$—
Net (loss) income attributable to noncontrolling interest	(0.3)	0.4	(3.0)	(4.1)
Contributions from noncontrolling interests	—	—	—	44.1
Balance at end of period	$32.9	$40.0	$32.9	$40.0
Total Equity	$2,089.6	$2,367.5	$2,089.6	$2,367.5

Dividends declared per share of common stock	$0.20	$0.20	$0.60	$0.60
The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows
($ in millions)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net income	$94.9	$403.2
Adjustments to reconcile net income to net cash and cash equivalents provided by (used for) operating activities:
Depreciation and amortization	388.9	404.9
Gains on disposition of property, plant and equipment	—	(27.0)
Stock-based compensation	11.8	13.2
Write-off of equipment and facility included in restructuring charges	—	17.7
Deferred income taxes	(43.7)	(60.6)
Qualified pension plan contributions	(0.9)	(1.6)
Qualified pension plan income	(17.5)	(15.0)
Change in assets and liabilities:
Receivables	5.1	28.4
Income taxes receivable/payable	(21.5)	55.3
Inventories	32.8	(43.4)
Other current assets	2.1	9.8
Accounts payable and accrued liabilities	(77.2)	(222.7)
Other assets	(24.9)	(27.2)
Other noncurrent liabilities	6.2	29.5
Other operating activities	5.4	(6.8)
Net operating activities	361.5	557.7
Investing Activities
Capital expenditures	(144.1)	(173.0)
Payments under other long-term supply contracts	(58.6)	(46.2)
Proceeds from disposition of property, plant and equipment	—	28.8
Other investing activities	(4.3)	(3.6)
Net investing activities	(207.0)	(194.0)
Financing Activities
Long-term debt:
Borrowings	587.4	587.7
Repayments	(370.7)	(381.1)
Common stock repurchased and retired	(256.8)	(595.1)
Stock options exercised	22.6	22.3
Employee taxes paid for share-based payment arrangements	(10.5)	—
Dividends paid	(70.9)	(76.6)
Contributions received from noncontrolling interests	—	44.1
Net financing activities	(98.9)	(398.7)
Effect of exchange rate changes on cash and cash equivalents	—	(0.7)
Net increase (decrease) in cash and cash equivalents	55.6	(35.7)
Cash and cash equivalents, beginning of year	170.3	194.0
Cash and cash equivalents, end of period	$225.9	$158.3

Cash paid for interest and income taxes:
Interest, net	$156.5	$148.9
Income taxes, net of refunds	95.6	81.9
Non-cash investing activities:
Decrease in capital expenditures included in accounts payable and accrued liabilities	20.5	17.9
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
On January 10, 2023, Blue Water Alliance (BWA), our joint venture with Mitsui & Co., Ltd. (Mitsui), began operations. BWA is an independent global trader of Electrochemical Unit (ECU)-based derivatives, focused on globally traded caustic soda and ethylene dichloride. Olin holds 51% interest and exercises control in BWA, and the joint venture is consolidated in our consolidated financial statements in our Chlor Alkali Products and Vinyls segment, with Mitsui’s 49% interest in BWA classified as noncontrolling interest. All intercompany accounts and transactions are eliminated in consolidation.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. ASU 2023-07 will improve reportable segment disclosure requirements, primarily through enhanced segment expense disclosures on an interim and annual basis. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with the option to early adopt at any time before the effective date. ASU 2023-07 requires adoption on a retrospective basis. We will adopt this standard beginning with our fiscal year ending December 31, 2024, and for interim periods beginning with our first quarter fiscal year 2025. We are currently evaluating the impact of the standard on our consolidated financial statements and disclosures.

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
Pretax restructuring charges related to these actions include facility exit costs, lease and other contract termination costs, employee severance and related benefits costs and the write-off of equipment and facilities. Pretax restructuring charges, by plan, for the three and nine months ended September 30, 2024 and 2023, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Pretax Restructuring Charges	($ in millions)
Epoxy Optimization Plan	$6.3	$8.6	$15.6	$79.7
McIntosh Plan	—	0.7	2.0	4.6
Freeport 2021 Plan	0.3	0.7	1.0	2.8
Freeport 2019 Plan	1.3	1.9	4.4	4.9
Total restructuring charges	$7.9	$11.9	$23.0	$92.0

The following table summarizes the 2024 and 2023 activities by major component of these restructuring actions and the remaining balances of accrued restructuring costs as of September 30, 2024 and 2023:

	Employee Severance and Related Benefit Costs	Lease and Other Contract Termination Costs	Facility Exit Costs	Write-off of Equipment and Facility	Total
Restructuring Activity by Component	($ in millions)
Balance at January 1, 2023	$9.4	$4.2	$—	$—	$13.6
Restructuring charges:
First quarter	—	39.7	8.4	12.8	60.9
Second quarter	3.3	1.7	9.3	4.9	19.2
Third quarter	2.6	2.0	7.3	—	11.9
Amounts utilized	(3.4)	(13.4)	(25.0)	(17.7)	(59.5)
Balance at September 30, 2023	$11.9	$34.2	$—	$—	$46.1

Balance at January 1, 2024	$10.8	$16.7	$—	$—	$27.5
Restructuring charges:
First quarter	—	—	8.3	—	8.3
Second quarter	—	1.7	5.1	—	6.8
Third quarter	—	2.9	5.0	—	7.9
Amounts utilized	(8.4)	(9.9)	(18.4)	—	(36.7)
Balance at September 30, 2024	$2.4	$11.4	$—	$—	$13.8
The following table summarizes the cumulative restructuring charges of these restructuring actions by major component through September 30, 2024:

	Chlor Alkali Products and Vinyls			Epoxy	Total
	McIntosh Plan	Freeport 2021 Plan	Freeport 2019 Plan	Epoxy Optimization Plan
Cumulative Restructuring Charges	($ in millions)
Write-off of equipment and facility	$2.7	$—	$58.9	$18.3	$79.9
Employee severance and related benefit costs	—	—	2.1	15.8	17.9
Facility exit costs	11.4	14.1	23.5	29.3	78.3
Lease and other contract termination costs	6.4	—	—	33.7	40.1
Total cumulative restructuring charges	$20.5	$14.1	$84.5	$97.1	$216.2
As of September 30, 2024, we have incurred cash expenditures of $122.5 million and non-cash charges of $79.9 million related to these restructuring actions. The remaining balance of $13.8 million is expected to be paid out through 2027.
NOTE 5. EARNINGS PER SHARE
Basic and diluted net (loss) income attributable to Olin Corporation per share are computed by dividing net (loss) income attributable to Olin Corporation by the weighted-average number of common shares outstanding. Diluted net (loss) income attributable to Olin Corporation per share reflects the dilutive effect of stock-based compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Computation of Net (Loss) Income per Share	($ in millions, except per share data)
Net (loss) income attributable to Olin Corporation	$(24.9)	$104.1	$97.9	$407.3
Basic shares	116.9	124.2	118.4	127.5
Basic net (loss) income attributable to Olin Corporation per share	$(0.21)	$0.84	$0.83	$3.19
Diluted shares:
Basic shares	116.9	124.2	118.4	127.5
Stock-based compensation	—	2.8	1.8	3.1
Diluted shares	116.9	127.0	120.2	130.6
Diluted net (loss) income attributable to Olin Corporation per share	$(0.21)	$0.82	$0.81	$3.12
The computation of dilutive shares does not include 3.3 million and 1.3 million shares for the three months ended September 30, 2024 and 2023, respectively, and 1.9 million and 1.3 million shares for the nine months ended September 30, 2024 and 2023, respectively, as their effect would have been anti-dilutive.
NOTE 6. ACCOUNTS RECEIVABLES
We maintain a $425.0 million Receivables Financing Agreement (Receivables Financing Agreement) that is scheduled to mature on October 14, 2025. Under the Receivables Financing Agreement, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the Receivables Financing Agreement incorporates the net leverage ratio covenant that is contained in the $1,550.0 million Senior Credit Facility. As of September 30, 2024, December 31, 2023 and September 30, 2023, we had $339.8 million, $328.5 million and $350.0 million, respectively, drawn under the agreement. As of September 30, 2024, $473.9 million of our trade receivables were pledged as collateral and we had $0.3 million additional borrowing capacity under the Receivables Financing Agreement, which was limited by our borrowing base.
Olin also has trade accounts receivable factoring arrangements (AR Facilities) and pursuant to the terms of the AR Facilities, certain of our domestic subsidiaries may sell their accounts receivable up to a maximum of $134.5 million and certain of our foreign subsidiaries may sell their accounts receivable up to a maximum of €16.5 million. We will continue to service the outstanding accounts sold. These receivables qualify for sales treatment under ASC 860 “Transfers and Servicing” and, accordingly, the proceeds are included in net cash provided by operating activities in the condensed statements of cash flows.
The following table summarizes the AR Facilities activity:

	Nine Months Ended September 30,
	2024	2023
AR Facilities	($ in millions)
Balance at beginning of year	$63.3	$111.8
Gross receivables sold	528.5	749.5
Payments received from customers on sold accounts	(539.5)	(788.6)
Balance at end of period	$52.3	$72.7
The factoring discount paid under the AR Facilities is recorded as interest expense on the condensed statements of operations. The factoring discount was $0.8 million and $1.3 million for the three months ended September 30, 2024 and 2023, respectively, and $2.9 million and $3.8 million for the nine months ended September 30, 2024 and 2023, respectively. The agreements are without recourse and therefore no recourse liability had been recorded as of September 30, 2024.
Our condensed balance sheets included an allowance for doubtful accounts receivables of $12.2 million, $13.1 million and $12.8 million and other receivables of $94.5 million, $85.3 million and $78.0 million at September 30, 2024, December 31, 2023 and September 30, 2023, respectively, which were included in receivables, net.

NOTE 7. INVENTORIES
Inventories consisted of the following:

	September 30, 2024	December 31, 2023	September 30, 2023
Inventories	($ in millions)
Supplies	$147.6	$160.3	$150.3
Raw materials	189.0	171.1	178.3
Work in process	159.9	153.5	188.4
Finished goods	499.1	507.6	615.5
Inventories excluding LIFO reserve	995.6	992.5	1,132.5
LIFO reserve	(167.9)	(133.7)	(154.8)
Inventories, net	$827.7	$858.8	$977.7
Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at September 30, 2024, reflect certain estimates relating to inventory quantities and costs at December 31, 2024. The replacement cost of our inventories would have been approximately $167.9 million, $133.7 million and $154.8 million higher than reported at September 30, 2024, December 31, 2023 and September 30, 2023, respectively.
NOTE 8. OTHER ASSETS
Included in other assets were the following:

	September 30, 2024	December 31, 2023	September 30, 2023
Other Assets	($ in millions)
Supply contracts	$1,067.2	$1,061.8	$1,060.6
Other	64.3	56.7	56.7
Other assets	$1,131.5	$1,118.5	$1,117.3
For the nine months ended September 30, 2024 and 2023, payments of $58.6 million and $46.2 million, respectively, were made under other long-term supply contracts for energy modernization projects in the U.S. Gulf Coast.
Amortization expense of $18.3 million and $17.8 million for the three months ended September 30, 2024 and 2023, respectively, and amortization expense of $54.9 million and $53.4 million for the nine months ended September 30, 2024 and 2023, respectively, was recognized within cost of goods sold related to our long-term supply contracts and is reflected in depreciation and amortization on the condensed statements of cash flows.
NOTE 9. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying value of goodwill were as follows:

	Chlor Alkali Products and Vinyls	Epoxy	Winchester	Total
Goodwill	($ in millions)
Balance at January 1, 2023(1)	$1,275.8	$145.1	$—	$1,420.9
Foreign currency translation adjustment	0.1	—	—	0.1
Balance at September 30, 2023(1)	$1,275.9	$145.1	$—	$1,421.0

Balance at January 1, 2024(1)	$1,276.1	$145.2	$2.7	$1,424.0
Acquisition activity	—	—	(0.3)	(0.3)
Balance at September 30, 2024(1)	$1,276.1	$145.2	$2.4	$1,423.7
(1)Includes cumulative goodwill impairment of $557.6 million and $142.2 million in Chlor Alkali Products and Vinyls and Epoxy, respectively.

Intangible assets consisted of the following:

	September 30, 2024			December 31, 2023			September 30, 2023
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Intangible Assets	($ in millions)
Customers, customer contracts and relationships	$672.9	$(464.3)	$208.6	$671.7	$(437.5)	$234.2	$668.0	$(426.8)	$241.2
Trade names	3.5	(0.5)	3.0	3.6	(0.2)	3.4	—	—	—
Acquired technology	94.7	(92.2)	2.5	94.4	(90.4)	4.0	92.8	(89.4)	3.4
Other	4.9	(0.7)	4.2	4.9	(0.7)	4.2	4.7	(0.7)	4.0
Total intangible assets	$776.0	$(557.7)	$218.3	$774.6	$(528.8)	$245.8	$765.5	$(516.9)	$248.6
NOTE 10. DEBT
Long-term loans, notes and other financing obligations, consisted of the following:

	September 30, 2024	December 31, 2023	September 30, 2023
Financing Obligations	($ in millions)
Variable-rate Term Loan Facility, due 2027	$334.7	$341.3	$343.4
Variable-rate Senior Revolving Credit Facility, due 2027	350.0	68.0	165.0
Variable-rate Recovery Zone bonds, due 2024-2035	83.0	103.0	103.0
Variable-rate Go Zone bonds, due 2024	—	50.0	50.0
Variable-rate industrial development and environmental improvement obligations, due 2025	2.9	2.9	2.9
9.50% senior notes, due 2025	108.6	108.6	108.6
5.625% senior notes, due 2029	669.3	669.3	669.3
5.125% senior notes, due 2027	500.0	500.0	500.0
5.00% senior notes, due 2030	515.3	515.3	515.3
Receivables Financing Agreement (See Note 6)	339.8	328.5	350.0
Finance lease obligations	—	—	0.2
Other:
Deferred debt issuance costs	(14.0)	(16.6)	(17.4)
Unamortized bond original issue discount	(0.1)	(0.2)	(0.2)
Total debt	2,889.5	2,670.1	2,790.1
Amounts due within one year	123.9	78.8	78.9
Total long-term debt	$2,765.6	$2,591.3	$2,711.2

During the nine months ended September 30, 2024 and 2023, activity of our outstanding debt included:

	Nine Months Ended September 30,
	2024	2023
Long-term Debt Borrowings (Repayments)	($ in millions)
Borrowings
Senior Revolving Credit Facility	$490.0	$255.0
Receivables Financing Agreement	97.4	332.7
Total borrowings	587.4	587.7
Repayments
Variable-rate Go Zone bonds, due 2024	(50.0)	—
Variable-rate Recovery Zone bonds, due 2024	(20.0)	—
Term Loan Facility	(6.6)	(6.6)
Senior Revolving Credit Facility	(208.0)	(90.0)
Receivables Financing Agreement	(86.1)	(282.7)
Finance leases	—	(1.8)
Total repayments	(370.7)	(381.1)
Long-term debt borrowings, net	$216.7	$206.6
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
The Senior Revolving Credit Facility includes a $100.0 million letter of credit subfacility. At September 30, 2024, we had $849.6 million available under our $1,200.0 million Senior Revolving Credit Facility because we had $350.0 million borrowed under the facility and issued $0.4 million of letters of credit. During the second quarter of 2024, we utilized our Senior Revolving Credit Facility to repay $50.0 million of Go Zone and $20.0 million of Recovery Zone tax-exempt variable-rate bonds.
We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of September 30, 2024, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As a result of our restrictive covenant related to the net leverage ratio, the maximum additional borrowings available to us could be limited in the future. The limitation, if an amendment or waiver from our lenders is not obtained, could restrict our ability to borrow the maximum amounts available under the Senior Revolving Credit Facility and the Receivables Financing Agreement. As of September 30, 2024, there were no covenants or other restrictions that limited our ability to borrow.
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

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$1.4	$1.4	$—	$0.1
Interest cost	25.5	26.4	0.2	0.4
Expected return on plans’ assets	(33.5)	(32.9)	—	—
Amortization of prior service cost	(0.2)	(0.1)	(0.2)	—
Recognized actuarial loss	1.6	0.3	(0.1)	—
Net periodic benefit (income) cost	$(5.2)	$(4.9)	$(0.1)	$0.5

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$3.9	$4.2	$0.4	$0.5
Interest cost	76.1	79.1	1.1	1.3
Expected return on plans’ assets	(101.2)	(98.5)	—	—
Amortization of prior service cost	(0.5)	(0.3)	(0.2)	0.1
Recognized actuarial loss	4.9	0.9	0.4	0.4
Net periodic benefit (income) cost	$(16.8)	$(14.6)	$1.7	$2.3
We made cash contributions to our international qualified defined benefit pension plans of $0.9 million and $1.6 million for the nine months ended September 30, 2024 and 2023, respectively.
NOTE 12. INCOME TAXES
The effective tax rate for the three months ended September 30, 2024 included a net $2.9 million tax expense, primarily associated with a change in tax contingencies and remeasurement of deferred taxes due to an increase in our state effective tax rates, partially offset by a benefit from prior year tax positions. Excluding these items, the effective tax rate for the three months ended September 30, 2024 of 11.5% was lower than the 21.0% U.S. federal statutory rate primarily due to state income tax, foreign income inclusions and an increase in the estimated annual effective tax rate, partially offset by favorable permanent salt depletion deductions. The effective tax rate for the three months ended September 30, 2023 included a net $7.2 million tax benefit, primarily associated with stock-based compensation and prior year tax positions, partially offset by an expense from a change in tax contingencies. Excluding these items, the effective tax rate for the three months ended September 30, 2023 of 23.2% was higher than the 21.0% U.S. federal statutory rate primarily due to state income tax and an increase in the valuation allowance related to losses in foreign jurisdictions, partially offset favorable permanent salt depletion deductions and foreign income taxes.
The effective tax rate for the nine months ended September 30, 2024 included a net $0.4 million tax benefit, primarily associated with stock-based compensation, U.S. Federal tax credits purchased at a discount, and a benefit from prior year tax positions, partially offset by a change in tax contingencies and remeasurement of deferred taxes due to an increase in our state effective tax rates. Excluding these items, the effective tax rate for the nine months ended September 30, 2024 of 28.2% was higher than the 21.0% U.S. federal statutory rate primarily due to state income tax and foreign income inclusions, partially offset by favorable permanent salt depletion deductions. The effective tax rate for the nine months ended September 30, 2023 included a net $24.4 million tax benefit, primarily associated with stock-based compensation and prior year tax positions, partially offset by an expense from a change in tax contingencies. Excluding these items, the effective tax rate for the nine months ended September 30, 2023 of 24.1% was higher than the 21.0% U.S. federal statutory rate primarily due to state income tax and an increase in the valuation allowance related to losses in foreign jurisdictions, partially offset by favorable permanent salt depletion deductions.
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
As of September 30, 2024, we had $55.9 million of gross unrecognized tax benefits, which would have a net $55.9 million impact on the effective tax rate, if recognized. The amounts of unrecognized tax benefits were as follows:

	Nine Months Ended September 30,
	2024	2023
Unrecognized Tax Benefits	($ in millions)
Balance at beginning of year	$50.3	$51.6
Increases for prior year tax positions	5.6	1.3
Decreases for prior year tax positions	(0.4)	(0.3)
Increases for current year tax positions	1.2	10.1
Decreases due to tax settlements	(1.0)	—
Foreign currency translation adjustments	0.2	(0.6)
Balance at end of period	$55.9	$62.1
As of September 30, 2024, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $38.0 million over the next twelve months. The anticipated reduction primarily relates to expected settlements with tax authorities and the expiration of federal, state and foreign statutes of limitation.
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
For our primary tax jurisdictions, the tax years that remain subject to examination are as follows:

Tax Years
U.S. federal income tax	2020 - 2023
U.S. state income tax	2012 - 2023
Canadian federal income tax	2017 - 2023
Brazil	2017 - 2023
Germany	2015 - 2023
China	2014 - 2023
The Netherlands	2018 - 2023
NOTE 13. DEFINED CONTRIBUTION PLAN
We sponsor a defined contribution plan for qualifying domestic employees, for which the company contributes between 5.0% and 7.5% of the employees eligible compensation into a retirement account (Company Contribution). Employees generally vest in the value of the Company Contribution according to a schedule based on service. Participants vest 50% after 2 years of service and 100% after 3 years of service. We also match a percentage of our employees contributions (Company Match), which are invested in the same investment allocation as the employee’s contributions. Employees immediately vest in the Company Match.

Our contributions to the defined contribution plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Defined Contribution Plan Expense	($ in millions)
Company Contribution	$8.0	$8.4	$27.4	$28.6
Company Match	3.2	3.6	10.5	11.0
Total expense	$11.2	$12.0	$37.9	$39.6

NOTE 14. STOCK-BASED COMPENSATION
Stock-based compensation granted includes stock options, performance share awards, restricted stock awards and deferred directors’ compensation. Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock Compensation Expense	($ in millions)
Stock-based compensation	$6.3	$6.7	$17.3	$19.5
Mark-to-market adjustments	0.3	(2.3)	(2.9)	(2.4)
Total expense	$6.6	$4.4	$14.4	$17.1
Stock Options
The fair value of each stock option granted, which typically vests ratably over three years, but not less than one year, was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Grant Date Assumptions - Stock Options	2024	2023
Dividend yield	1.50%	1.32%
Risk-free interest rate	4.35%	4.07%
Expected volatility of Olin common stock	47%	47%
Expected life (years)	7.0	7.0
Weighted-average grant fair value (per option)	$24.79	$28.74
Weighted-average exercise price	$53.43	$60.55
Stock options granted	606,157	562,124
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
For the nine months ended September 30, 2024 and 2023, 4.9 million and 10.8 million shares, respectively, of common stock were repurchased and retired at a total value of $256.8 million and $595.1 million, respectively. As of September 30, 2024, 24.2 million shares of common stock have been repurchased and retired at a total value of $1,258.0 million under the 2022 Repurchase Authorization program, and $742.0 million of common stock remained authorized to be repurchased under the program.
We issued 0.9 million and 0.8 million shares representing stock options exercised for the nine months ended September 30, 2024 and 2023, respectively, with a total value of $22.6 million and $22.3 million, respectively.

The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation	Cash Flow Hedges	Pension and Postretirement Benefits	Total
Accumulated Other Comprehensive Loss	($ in millions)
Balance at January 1, 2023	$(38.6)	$(32.5)	$(424.8)	$(495.9)
Unrealized gains (losses)
First quarter	5.5	(20.8)	—	(15.3)
Second quarter	(8.5)	(10.7)	—	(19.2)
Third quarter	(3.3)	(1.9)	—	(5.2)
Reclassification adjustments of losses into income
First quarter	—	30.7	0.4	31.1
Second quarter	—	20.5	0.5	21.0
Third quarter	—	10.2	0.2	10.4
Tax provision
First quarter	—	(2.5)	(0.1)	(2.6)
Second quarter	—	(2.4)	(0.1)	(2.5)
Third quarter	—	(2.1)	—	(2.1)
Net change	(6.3)	21.0	0.9	15.6
Balance at September 30, 2023	$(44.9)	$(11.5)	$(423.9)	$(480.3)

Balance at January 1, 2024	$(39.7)	$(18.4)	$(438.2)	$(496.3)
Unrealized (losses) gains
First quarter	(2.3)	(3.0)	—	(5.3)
Second quarter	(2.5)	17.1	—	14.6
Third quarter	2.3	(1.0)	—	1.3
Reclassification adjustments of losses into income
First quarter	—	13.3	1.6	14.9
Second quarter	—	5.3	1.9	7.2
Third quarter	—	7.2	1.1	8.3
Tax provision
First quarter	—	(2.6)	(0.4)	(3.0)
Second quarter	—	(5.6)	(0.5)	(6.1)
Third quarter	—	(1.5)	(0.3)	(1.8)
Net change	(2.5)	29.2	3.4	30.1
Balance at September 30, 2024	$(42.2)	$10.8	$(434.8)	$(466.2)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Segment Detail	($ in millions)
Sales
Chlor Alkali Products and Vinyls	$871.6	$969.6	$2,676.5	$3,089.0
Epoxy	285.1	321.6	944.1	1,016.1
Winchester	432.8	380.2	1,248.2	1,113.3
Total sales	$1,589.5	$1,671.4	$4,868.8	$5,218.4

Income (loss) before Taxes
Chlor Alkali Products and Vinyls	$45.3	$172.3	$221.2	$598.3
Epoxy	(42.8)	(28.8)	(57.6)	(7.9)
Winchester	53.4	64.5	195.9	190.2
Corporate/Other:
Environmental expense	(7.2)	(6.9)	(19.4)	(23.1)
Other corporate and unallocated costs	(25.9)	(22.9)	(68.7)	(79.6)
Restructuring charges	(7.9)	(11.9)	(23.0)	(92.0)
Other operating income (expense)	0.6	(0.3)	0.8	27.2
Interest expense	(48.4)	(46.2)	(139.6)	(133.9)
Interest income	1.0	1.0	2.7	3.2
Non-operating pension income	6.7	5.9	19.4	17.0
Income (loss) before taxes	$(25.2)	$126.7	$131.7	$499.4
Other operating income (expense) for the nine months ended September 30, 2023, included a gain of $27.0 million for the sale of our domestic private trucking fleet and operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Segment Sales by Geography	($ in millions)
Chlor Alkali Products and Vinyls
United States	$616.9	$651.0	$1,924.0	$2,069.8
Europe	48.5	57.9	129.3	175.3
Other foreign	206.2	260.7	623.2	843.9
Total Chlor Alkali Products and Vinyls	871.6	969.6	2,676.5	3,089.0
Epoxy
United States	136.2	131.4	474.3	431.8
Europe	75.1	84.8	239.3	258.8
Other foreign	73.8	105.4	230.5	325.5
Total Epoxy	285.1	321.6	944.1	1,016.1
Winchester
United States	376.9	327.7	1,110.1	982.9
Europe	22.2	19.8	69.7	43.4
Other foreign	33.7	32.7	68.4	87.0
Total Winchester	432.8	380.2	1,248.2	1,113.3
Total
United States	1,130.0	1,110.1	3,508.4	3,484.5
Europe	145.8	162.5	438.3	477.5
Other foreign	313.7	398.8	922.1	1,256.4
Total sales	$1,589.5	$1,671.4	$4,868.8	$5,218.4

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Segment Sales by Product Line	($ in millions)
Chlor Alkali Products and Vinyls
Caustic soda	$352.1	$422.3	$1,084.6	$1,424.0
Chlorine, chlorine-derivatives and other products	519.5	547.3	1,591.9	1,665.0
Total Chlor Alkali Products and Vinyls	871.6	969.6	2,676.5	3,089.0
Epoxy
Aromatics and allylics	105.8	116.9	389.0	387.9
Epoxy resins	179.3	204.7	555.1	628.2
Total Epoxy	285.1	321.6	944.1	1,016.1
Winchester
Commercial	191.6	181.2	656.4	581.1
Military and law enforcement(1)	241.2	199.0	591.8	532.2
Total Winchester	432.8	380.2	1,248.2	1,113.3
Total sales	$1,589.5	$1,671.4	$4,868.8	$5,218.4
(1)    For the three months ended September 30, 2024 and 2023, revenue recognized over time represented $63.0 million and $28.7 million, respectively, and for the nine months ended September 30, 2024 and 2023, revenue recognized over time represented $120.6 million and $77.5 million, respectively, associated with governmental contracts within our Winchester business.
NOTE 17. ENVIRONMENTAL
We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites. The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $154.2 million, $153.6 million and $153.5 million at September 30, 2024,

December 31, 2023 and September 30, 2023, respectively, of which $122.2 million, $121.6 million and $128.5 million, respectively, were classified as other noncurrent liabilities.
Environmental provisions charged to income, which are included in costs of goods sold, were $7.2 million and $6.9 million for the three months ended September 30, 2024 and 2023, respectively, and $19.4 million and $23.1 million for the nine months ended September 30, 2024 and 2023, respectively.
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
NOTE 18. COMMITMENTS AND CONTINGENCIES
We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities. As of September 30, 2024, December 31, 2023 and September 30, 2023, our condensed balance sheets included accrued liabilities for these other legal actions of $14.1 million, $14.2 million and $15.3 million, respectively. These liabilities do not include costs associated with legal representation. Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations.
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

	September 30, 2024	December 31, 2023	September 30, 2023
Notional Value - Foreign Currency	($ in millions)
Buy	$—	$21.0	$5.3
Sell	148.8	140.2	155.2

Cash Flow Hedges
For derivative instruments that are designated and qualify as a cash flow hedge, the change in fair value of the derivative is recognized as a component of other comprehensive income (loss) until the hedged item is recognized in earnings.
We had the following notional amounts of outstanding commodity contracts that were entered into to hedge forecasted purchases:

	September 30, 2024	December 31, 2023	September 30, 2023
Notional Value - Commodity	($ in millions)
Natural gas	$64.3	$63.2	$67.2
Ethane	24.3	26.4	25.5
Metals	118.6	101.4	114.8
Total notional	$207.2	$191.0	$207.5
As of September 30, 2024, the counterparties to these commodity contracts were Wells Fargo Bank, N.A., Citibank, N.A., JPMorgan Chase Bank, National Association, Toronto Dominion Bank and Bank of America Corporation, all of which are major financial institutions.
We use cash flow hedges for certain raw material and energy costs such as copper, zinc, lead, ethane, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in our manufacturing process. At September 30, 2024, we had open derivative contract positions through 2028. If all open futures contracts had been settled on September 30, 2024, we would have recognized a pretax gain of $14.3 million.
If commodity prices were to remain at September 30, 2024 levels, approximately $7.3 million of deferred gains, net of tax, would be reclassified into earnings during the next twelve months. The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.
Fair Value Hedges
We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps. There were no outstanding interest rate swaps at September 30, 2024, December 31, 2023 and September 30, 2023.
Financial Statement Impacts
We present our derivative assets and liabilities in our condensed balance sheets on a net basis whenever we have a legally enforceable master netting agreement with the counterparty to our derivative contracts. We use these agreements to manage and substantially reduce our potential counterparty credit risk.
The following table summarizes the location and fair value of the derivative instruments on our condensed balance sheets:

		September 30, 2024	December 31, 2023	September 30, 2023
	Balance Sheet Location	($ in millions)
Current Assets
Commodity contracts	Other current assets	$16.0	$2.1	$1.3
Foreign currency contracts	Other current assets	—	—	1.1
Noncurrent Assets
Commodity contracts	Other assets	4.7	3.2	3.2
Total derivative assets(1)		$20.7	$5.3	$5.6

Current Liabilities
Commodity contracts	Accrued liabilities	$6.4	$29.4	$17.8
Foreign currency contracts	Accrued liabilities	3.4	2.5	—
Noncurrent Liabilities
Commodity contracts	Other liabilities	—	0.5	2.2
Total derivative liabilities(1)		$9.8	$32.4	$20.0
(1)     Does not include the impact of cash collateral received from or provided to counterparties, if any.

The following table summarizes the effects of derivative instruments on our condensed statements of operations:

		Amount of Gain (Loss) for the
		Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
	Location of Gain (Loss)	($ in millions)
Cash Flow Hedges
Commodity contracts	Other comprehensive income (loss)	$(1.0)	$(1.9)	$13.1	$(33.4)
Commodity contracts	Cost of goods sold	(7.2)	(10.2)	(25.8)	(61.4)
Not Designated as Hedging Instruments
Commodity contracts	Cost of goods sold	—	—	—	(0.6)
Foreign exchange contracts	Selling and administrative	(6.1)	3.6	3.4	(9.6)
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
Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceeds a specific threshold. If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability. As of September 30, 2024, December 31, 2023 and September 30, 2023, this threshold was not exceeded. In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.
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
Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments. Since our long-term debt instruments may not be actively traded, the inputs used to measure the fair value of our long-term debt are based on current market rates for debt of similar risk and maturities and is classified as Level 2 in the fair value measurement hierarchy. As of September 30, 2024, December 31, 2023 and September 30, 2023, the fair value measurements of debt were $2,887.5 million, $2,626.2 million and $2,666.9 million, respectively.
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by ASC 820. There were no assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2024, December 31, 2023 or September 30, 2023.
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
EXECUTIVE SUMMARY
Overview
Net (loss) income for the three and nine months ended September 30, 2024, was $(24.9) million and $97.9 million, respectively, compared to $104.1 million and $407.3 million, for the prior year periods, respectively. The decrease of $129.0 million and $309.4 million, respectively, in net (loss) income from the prior year periods was primarily due to a decline in operating results across our Chemicals businesses. The operating results from our Winchester segment were lower for the three months ended September 30, 2024 but were higher for the nine months ended September 30, 2024 compared to the comparable prior year periods. Net income for the nine months ended September 30, 2023 also reflects a gain of $27.0 million for the sale of our domestic private trucking fleet and operations. Diluted net (loss) income per share was $(0.21) and $0.81 for the three and nine months ended September 30, 2024, respectively, compared to $0.82 and $3.12 in the prior year periods, respectively, a decrease of $1.03 and $2.31 per share.
Chlor Alkali Products and Vinyls reported segment income was $45.3 million and $221.2 million for the three and nine months ended September 30, 2024, respectively. Chlor Alkali Products and Vinyls segment results were lower than the comparable prior year periods due to the impact of Hurricane Beryl and lower pricing, primarily caustic soda. The nine months ended September 30, 2024 benefited from lower raw material and operating costs, and costs associated with products purchased from other parties, compared to last year. The Chlor Alkali and Vinyls segment results for the three and nine months ended September 30, 2023 were negatively impacted by higher costs and reduced profit from lost sales of $25.3 million and $104.2 million, respectively, associated with operating issues related to a 2023 second quarter maintenance turnaround at our vinyl chloride monomer plant at the Freeport, TX facility.
Epoxy reported a segment loss of $42.8 million and $57.6 million for the three and nine months ended September 30, 2024, respectively. Epoxy segment results for the three months ended September 30, 2024 were lower than the comparable prior year period primarily due to the impact of Hurricane Beryl, partially offset by lower raw material and operating costs. Epoxy segment results for the nine months ended September 30, 2024 were lower than the comparable prior year period primarily due to lower product pricing and the impact of Hurricane Beryl, partially offset by increased volumes and lower raw material and operating costs.
Winchester reported segment income of $53.4 million and $195.9 million for the three and nine months ended September 30, 2024, respectively. Winchester segment results for the three months ended September 30, 2024 were lower than the comparable prior year period due to higher commodity and operating costs, including propellant costs. Winchester segment results for the nine months ended September 30, 2024 were higher than the comparable prior year period due to higher sales volumes, which included White Flyer results, partially offset by higher commodity and operating costs, including propellant costs. Higher international military sales, military project revenue, and White Flyer sales were partially offset by lower commercial ammunition sales.
Liquidity and Share Repurchases
During the nine months ended September 30, 2024, we repurchased and retired 4.9 million shares of common stock at a total value of $256.8 million. As of September 30, 2024, we had $742.0 million of remaining authorized common stock to be repurchased under our 2022 Repurchase Authorization Program.
During the nine months ended September 30, 2024, we had net borrowings of $216.7 million with $282.0 million borrowed under our Senior Revolving Credit Facility, which was partially utilized to repay $70.0 million of tax-exempt variable-rate bonds, and $11.3 million under our Receivables Financing Agreement.

Other Items
On July 10, 2024, we announced a temporary disruption of operations at our Freeport, TX, facility as a result of Hurricane Beryl. In response to this disruption, we declared a system-wide force majeure for our Chlor Alkali Products & Vinyls products and aromatics shipments for our Epoxy segment. This disruption was a result of hurricane-related damage to Olin facilities in Freeport, TX, impacting Olin’s normal production and logistics capabilities including access to power, raw materials, and other essential feedstocks and services. During the third quarter, we safely returned many Freeport, TX plants to operation and on August 28, 2024, we lifted the system wide force majeure on Chlor Alkali Products and Vinyls products. However, persistent operating limitations necessitated an additional outage, which we commenced in late September and successfully completed during October.
The third quarter 2024 results included a negative pretax impact of $109.4 million associated with Hurricane Beryl for incremental costs to restore operations, unabsorbed fixed manufacturing costs, and reduced profit from lost sales. The Hurricane Beryl impact included in our Chlor Alkali Products and Vinyls and Epoxy segment results was $76.7 million and $32.7 million, respectively. We expect a residual fourth quarter Hurricane Beryl impact of approximately $25 million in our Chemicals businesses’ results.
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

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($ in millions, except per share data)
Sales	$1,589.5	$1,671.4	$4,868.8	$5,218.4
Cost of goods sold	1,455.0	1,402.3	4,289.2	4,236.6
Gross margin	134.5	269.1	579.6	981.8
Selling and administrative	111.7	90.9	308.2	303.9
Restructuring charges	7.9	11.9	23.0	92.0
Other operating income (expense)	0.6	(0.3)	0.8	27.2
Operating income	15.5	166.0	249.2	613.1
Interest expense	48.4	46.2	139.6	133.9
Interest income	1.0	1.0	2.7	3.2
Non-operating pension income	6.7	5.9	19.4	17.0
Income (loss) before taxes	(25.2)	126.7	131.7	499.4
Income tax provision	—	22.2	36.8	96.2
Net (loss) income	$(25.2)	$104.5	94.9	403.2
Net (loss) income attributable to noncontrolling interests	(0.3)	0.4	(3.0)	(4.1)
Net (loss) income attributable to Olin Corporation	$(24.9)	$104.1	$97.9	$407.3

Net (loss) income attributable to Olin Corporation per common share:
Basic	$(0.21)	$0.84	$0.83	$3.19
Diluted	$(0.21)	$0.82	$0.81	$3.12
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Sales for the three months ended September 30, 2024 were $1,589.5 million compared to $1,671.4 million in the same period last year, a decrease of $81.9 million, or 5%. Chlor Alkali Products and Vinyls sales decreased by $98.0 million primarily due to lower pricing, primarily caustic soda. Epoxy sales decreased by $36.5 million, primarily due to lower sales volumes, primarily as a result of Hurricane Beryl. Winchester sales increased by $52.6 million, primarily due to third quarter 2024 sales from White Flyer and increased sales to international military customers and military project revenue, partially offset by lower commercial ammunition sales.
Gross margin decreased $134.6 million for the three months ended September 30, 2024 compared to the prior year. Chlor Alkali Products and Vinyls gross margin decreased by $117.7 million primarily due to the impact of Hurricane Beryl and lower pricing, primarily caustic soda. Epoxy gross margin decreased by $11.0 million primarily due to the impact of Hurricane Beryl, partially offset by lower raw material and operating costs. Winchester gross margin decreased by $6.9 million primarily due to higher commodity and operating costs, including propellant costs. Gross margin as a percentage of sales decreased to 8% in 2024 from 16% in 2023, across all segments.
Selling and administrative expenses for the three months ended September 30, 2024 were $111.7 million, an increase of $20.8 million from the prior year. The increase was primarily due to higher legal and legal-related settlement expense of $11.9 million, consulting and contract services of $2.3 million, and stock-based compensation expense of $2.2 million, which includes mark-to-market adjustments. Selling and administrative expenses as a percentage of sales increased to 7% in 2024 from 5% in 2023.
Restructuring charges for the three months ended September 30, 2024 and 2023 were $7.9 million and $11.9 million, respectively. Restructuring charges were primarily associated with our 2023 actions to reconfigure our global Epoxy asset footprint to optimize the most productive and cost effective assets to support our strategic operating model, which resulted in pretax restructuring charges of $6.3 million and $8.6 million for the three months ended September 30, 2024 and 2023, respectively.
Interest expense increased by $2.2 million for the three months ended September 30, 2024 from the prior year, primarily due to higher average interest rates.

Non-operating pension income includes all components of pension and other postretirement net periodic benefit (income) cost, other than service costs. Non-operating pension income was higher for the three months ended September 30, 2024 primarily due to a decrease in the discount rate used to determine interest costs, partially offset by higher actuarial losses recognized to income.
The effective tax rate for the three months ended September 30, 2024 included a net $2.9 million tax expense, primarily associated with a change in tax contingencies and remeasurement of deferred taxes due to an increase in our state effective tax rates, partially offset by a benefit from prior year tax positions. Excluding these items, the effective tax rate for the three months ended September 30, 2024 of 11.5% was lower than the 21.0% U.S. federal statutory rate primarily due to state income tax, foreign income inclusions and an increase in the estimated annual effective tax rate, partially offset by favorable permanent salt depletion deductions. The effective tax rate for the three months ended September 30, 2023 included a net $7.2 million tax benefit, primarily associated with stock-based compensation and prior year tax positions, partially offset by an expense from a change in tax contingencies. Excluding these items, the effective tax rate for the three months ended September 30, 2023 of 23.2% was higher than the 21.0% U.S. federal statutory rate primarily due to state income tax and an increase in the valuation allowance related to losses in foreign jurisdictions, partially offset by favorable permanent salt depletion deductions and foreign income taxes.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Sales for the nine months ended September 30, 2024 were $4,868.8 million compared to $5,218.4 million in the same period last year, a decrease of $349.6 million, or 7%. Chlor Alkali Products and Vinyls sales decreased by $412.5 million primarily due to lower pricing, primarily caustic soda. Epoxy sales decreased by $72.0 million, primarily due to lower product pricing, partially offset by increased sales volumes. Winchester sales increased by $134.9 million, primarily due to 2024 sales from White Flyer and increased sales to international military customers and military project revenue.
Gross margin decreased $402.2 million for the nine months ended September 30, 2024 compared to the prior year. Chlor Alkali Products and Vinyls gross margin decreased by $360.9 million primarily due to lower pricing, primarily caustic soda, partially offset by lower costs. Epoxy gross margin decreased by $50.9 million primarily due to lower product pricing, partially offset by increased volumes. Winchester gross margin increased by $4.1 million primarily due to higher sales volume, including White Flyer, partially offset by higher commodity and operating costs, including propellant costs. Gross margin as a percentage of sales decreased to 12% in 2024 from 19% in 2023, across all segments.
Selling and administration expenses for the nine months ended September 30, 2024 were $308.2 million, an increase of $4.3 million from the prior year. The increase was primarily due to higher legal and legal-related settlement expense of $13.6 million, partially offset by a favorable foreign currency impact of $3.0 million and lower stock-based compensation expense of $2.7 million, which includes mark-to-market adjustments. Selling and administration expenses as a percentage of sales was 6% for both the nine months ended September 30, 2024 and 2023.
Restructuring charges for the nine months ended September 30, 2024 and 2023 were $23.0 million and $92.0 million, respectively. The decrease was primarily due to charges associated with our 2023 actions to reconfigure our global Epoxy asset footprint to optimize the most productive and cost effective assets to support our strategic operating model, which resulted in pretax restructuring charges of $15.6 million and $79.7 million for the nine months ended September 30, 2024 and 2023, respectively.
Other operating income for the nine months ended September 30, 2023 included a gain of $27.0 million for the sale of our domestic private trucking fleet and operations.
Interest expense increased by $5.7 million for the nine months ended September 30, 2024 from the prior year primarily due to higher average interest rates.
Non-operating pension income includes all components of pension and other postretirement net periodic benefit (income) cost, other than service costs. Non-operating pension income was higher for the nine months ended September 30, 2024 primarily due to a decrease in the discount rate used to determine interest costs, partially offset by higher actuarial losses recognized to income.
The effective tax rate for the nine months ended September 30, 2024 included a net $0.4 million tax benefit, primarily associated with stock-based compensation, U.S. Federal tax credits purchased at a discount, and a benefit from prior year tax positions, partially offset by a change in tax contingencies and remeasurement of deferred taxes due to an increase in our state effective tax rates. Excluding these items, the effective tax rate for the nine months ended September 30, 2024 of 28.2% was higher than the 21.0% U.S. federal statutory rate primarily due to state income tax and foreign income inclusions, partially offset by favorable permanent salt depletion deductions. The effective tax rate for the nine months ended September 30, 2023 included a net $24.4 million tax benefit, primarily associated with stock-based compensation and prior year tax positions, partially offset by an expense from a change in tax contingencies. Excluding these items, the effective tax rate for the nine months ended September 30, 2023 of 24.1% was higher than the 21.0% U.S. federal statutory rate primarily due to state income tax and an increase in the valuation allowance related to losses in foreign jurisdictions, partially offset by favorable permanent salt depletion deductions and foreign income taxes.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Segment Detail	($ in millions)
Sales
Chlor Alkali Products and Vinyls	$871.6	$969.6	$2,676.5	$3,089.0
Epoxy	285.1	321.6	944.1	1,016.1
Winchester	432.8	380.2	1,248.2	1,113.3
Total sales	$1,589.5	$1,671.4	$4,868.8	$5,218.4

Income (loss) before taxes
Chlor Alkali Products and Vinyls	$45.3	$172.3	$221.2	$598.3
Epoxy	(42.8)	(28.8)	(57.6)	(7.9)
Winchester	53.4	64.5	195.9	190.2
Corporate/other:
Environmental expense	(7.2)	(6.9)	(19.4)	(23.1)
Other corporate and unallocated costs	(25.9)	(22.9)	(68.7)	(79.6)
Restructuring charges	(7.9)	(11.9)	(23.0)	(92.0)
Other operating income (expense)	0.6	(0.3)	0.8	27.2
Interest expense	(48.4)	(46.2)	(139.6)	(133.9)
Interest income	1.0	1.0	2.7	3.2
Non-operating pension income	6.7	5.9	19.4	17.0
Income (loss) before taxes	$(25.2)	$126.7	$131.7	$499.4
Chlor Alkali Products and Vinyls
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Chlor Alkali Products and Vinyls sales for the three months ended September 30, 2024 were $871.6 million compared to $969.6 million for the same period in 2023, a decrease of $98.0 million, or 10%. The sales decrease was primarily due to lower pricing, primarily caustic soda.
Chlor Alkali Products and Vinyls segment income was $45.3 million for the three months ended September 30, 2024 compared to $172.3 million for the same period in 2023. The decrease in segment results of $127.0 million was due to the negative impact of Hurricane Beryl resulting in incremental costs to restore operations, unabsorbed fixed manufacturing costs, and reduced profit from lost sales ($76.7 million), lower pricing ($79.5 million), primarily caustic soda, and higher raw material and operating costs ($17.6 million), partially offset by increased volumes ($43.6 million) and lower costs associated with product purchased from other parties ($3.2 million). Chlor Alkali Products and Vinyls third quarter 2023 segment results were negatively impacted by a maintenance turnaround and subsequent operating issues with the vinyl chloride monomer plant at the Freeport, TX facility, resulting in higher costs and reduced profit from lost sales. Chlor Alkali Products and Vinyls segment results included depreciation and amortization expense of $106.5 million and $107.6 million for the three months ended September 30, 2024 and 2023, respectively.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Chlor Alkali Products and Vinyls sales for the nine months ended September 30, 2024 were $2,676.5 million compared to $3,089.0 million for the same period in 2023, a decrease of $412.5 million, or 13%. The sales decrease was primarily due to lower pricing, primarily caustic soda, partially offset by increased sales volumes associated with products purchased from other parties.
Chlor Alkali Products and Vinyls segment income was $221.2 million for the nine months ended September 30, 2024 compared to $598.3 million for the same period in 2023. The decrease in segment results of $377.1 million was due to lower pricing ($476.1 million), primarily caustic soda, the negative impact of Hurricane Beryl resulting in incremental costs to restore operations, unabsorbed fixed manufacturing costs, and reduced profit from lost sales ($76.7 million), and an unfavorable product mix ($39.9 million), partially offset by lower costs associated with products purchased from other parties ($120.9 million) and lower raw material and operating costs ($94.7 million). Chlor Alkali Products and Vinyls third quarter 2023 segment results were negatively impacted by a maintenance turnaround and subsequent operating issues with the vinyl chloride monomer plant at the Freeport, TX facility, resulting in higher costs and reduced profit from lost sales. Chlor Alkali Products and Vinyls segment results included depreciation and amortization expense of $319.1 million and $335.3 million for the nine months ended September 30, 2024 and 2023, respectively.
Epoxy
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Epoxy sales for the three months ended September 30, 2024 were $285.1 million compared to $321.6 million for the same period in 2023, a decrease of $36.5 million, or 11%. The sales decrease was due to lower sales volumes ($35.4 million), primarily as a result of Hurricane Beryl and an unfavorable effect of foreign currency translation ($2.1 million), partially offset by higher product prices ($1.0 million).
Epoxy segment loss was $42.8 million for the three months ended September 30, 2024 compared to segment loss of $28.8 million for the same period in 2023. The decrease in segment results of $14.0 million was due to the negative impact of Hurricane Beryl resulting in incremental costs to restore operations, unabsorbed fixed manufacturing costs, and reduced profit from lost sales ($32.7 million) and decreased volumes ($1.3 million), partially offset by lower raw material and operating costs ($20.0 million). A significant percentage of our Euro denominated sales are of products manufactured within Europe. As a result, the impact of foreign currency translation on revenue is primarily offset by the impact of foreign currency translation on raw materials and manufacturing costs also denominated in Euros. Epoxy segment results included depreciation and amortization expense of $13.7 million and $14.7 million for the three months ended September 30, 2024 and 2023, respectively.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Epoxy sales for the nine months ended September 30, 2024 were $944.1 million compared to $1,016.1 million for the same period in 2023, a decrease of $72.0 million, or 7%. The sales decrease was due to lower product prices ($132.6 million) and an unfavorable effect of foreign currency translation ($4.5 million), partially offset by increased sales volumes ($65.1 million), which were negatively impacted by Hurricane Beryl.
Epoxy segment loss was $57.6 million for the nine months ended September 30, 2024 compared to segment loss of $7.9 million for the same period in 2023. The decrease in segment results of $49.7 million was due to lower product prices ($133.4 million), which continues to be impacted by significant exports out of Asia into the European and North American markets, and the negative impact of Hurricane Beryl resulting in incremental costs to restore operations, unabsorbed fixed manufacturing costs, and reduced profit from lost sales ($32.7 million), partially offset by increased volumes and improved product mix ($82.2 million) and lower raw material and operating costs ($34.2 million). A significant percentage of our Euro denominated sales are of products manufactured within Europe. As a result, the impact of foreign currency translation on revenue is primarily offset by the impact of foreign currency translation on raw materials and manufacturing costs also denominated in Euros. Epoxy segment results included depreciation and amortization expense of $40.6 million and $44.4 million for the nine months ended September 30, 2024 and 2023, respectively.
Winchester
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Winchester sales were $432.8 million for the three months ended September 30, 2024 compared to $380.2 million for the same period in 2023, an increase of $52.6 million, or 14%. The increase was due to higher sales to domestic and international military customers ($43.5 million), higher sales to commercial customers ($10.4 million), partially offset by lower sales to law enforcement agencies ($1.3 million). Commercial sales were primarily impacted by 2024 sales from White Flyer, partially offset by lower ammunition volumes.
Winchester segment income was $53.4 million for the three months ended September 30, 2024 compared to $64.5 million for the same period in 2023, a decrease of $11.1 million. The decrease in segment results was due to higher commodity and operating costs ($17.2 million), including propellant costs, partially offset by higher sales volumes ($4.1 million), which includes White Flyer, and higher product pricing ($2.0 million). Winchester segment income included depreciation and amortization expense of $8.5 million and $6.6 million for the three months ended September 30, 2024 and 2023, respectively.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Winchester sales were $1,248.2 million for the nine months ended September 30, 2024 compared to $1,113.3 million for the same period in 2023, an increase of $134.9 million, or 12%. The increase was due to higher sales to commercial customers ($75.3 million) and higher sales to domestic and international military customers ($70.1 million), partially offset by lower sales to law enforcement agencies ($10.5 million). Commercial sales were primarily impacted by 2024 sales from White Flyer.
Winchester segment income was $195.9 million for the nine months ended September 30, 2024 compared to $190.2 million for the same period in 2023, an increase of $5.7 million. The increase in segment results was due to higher sales volumes ($27.1 million), which includes White Flyer, partially offset by higher commodity and operating costs ($16.8 million), including propellant costs, and lower product pricing ($4.6 million). Winchester segment income included depreciation and amortization expense of $24.7 million and $19.1 million for the nine months ended September 30, 2024 and 2023, respectively.
Corporate/Other
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
For the three months ended September 30, 2024, charges to income for environmental investigatory and remedial activities were $7.2 million compared to $6.9 million for the three months ended September 30, 2023. These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.
For the three months ended September 30, 2024, other corporate and unallocated costs were $25.9 million compared to $22.9 million for the three months ended September 30, 2023, an increase of $3.0 million. The increase was primarily due to higher stock-based compensation ($2.2 million), which includes mark-to-market adjustments, and higher legal and legal-related settlement expenses ($1.6 million).
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
For the nine months ended September 30, 2024, charges to income for environmental investigatory and remedial activities were $19.4 million compared to $23.1 million for the nine months ended September 30, 2023. These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.
For the nine months ended September 30, 2024, other corporate and unallocated costs were $68.7 million compared to $79.6 million for the nine months ended September 30, 2023, a decrease of $10.9 million. The decrease was primarily due to lower variable incentive compensation costs ($6.3 million), which includes mark-to-market adjustments on stock-based compensation expense, and a favorable foreign currency impact ($3.0 million).
Restructurings
In connection with the previously announced Epoxy Optimization Plan, for the three months ended September 30, 2024 and 2023, we recorded restructuring charges of $6.3 million and $8.6 million, respectively, and for the nine months ended September 30, 2024 and 2023, we recorded restructuring charges of $15.6 million and $79.7 million, respectively. We expect to incur additional restructuring charges through 2025 of approximately $10 million related to these actions.
For the three months ended September 30, 2024 and 2023, we incurred charges of $1.6 million and $3.3 million, respectively, and for the nine months ended September 30, 2024 and 2023, we incurred charges of $7.4 million and $12.3 million, respectively, associated with other previously disclosed restructuring plans. We expect to incur additional restructuring charges through 2027 of approximately $40 million related to these actions. Discussion on our restructuring activity, including a description of each plan, is referenced under Item 1, within Note 4, “Restructuring Charges.” Pretax restructuring charges related to our actions include facility exit costs, lease and other contract termination costs, employee severance and related benefits costs and the write-off of equipment and facilities.

OUTLOOK
In the third quarter 2024, our Chemicals businesses were able to safely return multiple Freeport, TX, plants to operation after Hurricane Beryl, completing our efforts during October. In the third quarter 2024, we incurred a negative $109.4 million impact from Hurricane Beryl, and we anticipate a residual negative fourth quarter impact of approximately $25 million on our Chemicals businesses’ results. Excluding the Hurricane Beryl impact, we expect our Chemicals businesses’ fourth quarter 2024 results to seasonally decline from the third quarter 2024.
We expect our Winchester business fourth quarter results to decline from third quarter levels with seasonally weaker commercial ammunition demand and inventory destocking by our retail customers.
Other corporate and unallocated costs in 2024 are expected to be comparable with the $106.3 million in 2023.
During 2024, we anticipate environmental expenses in the $25 million to $30 million range, compared to $23.7 million in 2023.
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
In 2024, we currently expect our capital spending to be approximately $200 million, including approximately $10 million of additional capital associated with Hurricane Beryl. Our payments under other long-term supply contracts for energy modernization on the U.S. Gulf Coast will be $58.6 million as we made our final payment during the third quarter 2024. We expect 2024 depreciation and amortization expense to be approximately $525 million.
We currently believe the 2024 effective tax rate will be in the 25% to 30% range and cash taxes paid to be approximately $110 million.
ENVIRONMENTAL MATTERS
Environmental provisions charged to income, which are included in costs of goods sold, were $7.2 million and $6.9 million for the three months ended September 30, 2024 and 2023, respectively, and were $19.4 million and $23.1 million for the nine months ended September 30, 2024 and 2023, respectively.
The following table summarizes the environmental liability activity:

	Nine Months Ended September 30,
	2024	2023
Environmental Liabilities	($ in millions)
Balance at beginning of year	$153.6	$146.6
Charges to income	19.4	23.1
Remedial and investigatory spending	(18.8)	(16.2)
Balance at end of period	$154.2	$153.5
Environmental investigatory and remediation activities spending was associated with former waste disposal sites and past manufacturing operations. Spending in 2024 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be approximately $30 million. Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we expect to incur to protect our interests against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $11.7 million at September 30, 2024. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and operation, maintenance and monitoring (OM&M) expenses that, in our experience, we expect to incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M. Charges to income for investigatory and remedial efforts may be material to our operating results in 2024.

The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $154.2 million, $153.6 million and $153.5 million at September 30, 2024, December 31, 2023 and September 30, 2023, respectively, of which $122.2 million, $121.6 million and $128.5 million, respectively, were classified as other noncurrent liabilities. These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Data

	Nine Months Ended September 30,
	2024	2023
Cash Provided by (Used for)	($ in millions)
Net operating activities	$361.5	$557.7
Capital expenditures	(144.1)	(173.0)
Payments under other long-term supply contracts	(58.6)	(46.2)
Proceeds from disposition of property, plant and equipment	—	28.8
Net investing activities	(207.0)	(194.0)
Long-term debt borrowings, net	216.7	206.6
Common stock repurchased and retired	(256.8)	(595.1)
Stock options exercised	22.6	22.3
Dividends paid	(70.9)	(76.6)
Contributions received from noncontrolling interests	—	44.1
Net financing activities	(98.9)	(398.7)
Operating Activities
For the nine months ended September 30, 2024, cash provided by operating activities decreased by $196.2 million from the nine months ended September 30, 2023, primarily due to a decrease in operating results, partially offset by a smaller increase in working capital compared with the prior year. For the nine months ended September 30, 2024, working capital increased $58.7 million compared to an increase of $172.6 million for the nine months ended September 30, 2023. Accounts payable and accrued liabilities decreased $77.2 million from December 31, 2023, primarily as a result of timing of payments during the third quarter of 2024.
Investing Activities
Capital spending was $144.1 million for the nine months ended September 30, 2024, compared to $173.0 million for the comparable period in 2023. Our capital spending forecast represents normal capital spending to maintain our current operating facilities. For the full year 2024, we expect our capital spending to be approximately $200 million, including $10 million of additional capital associated with Hurricane Beryl. We expect 2024 depreciation and amortization expense to be approximately $525 million.

For the nine months ended September 30, 2024, payments under other long-term supply contracts were $58.6 million for energy modernization on the U.S. Gulf Coast. Our payments for this project were completed in the third quarter.
For the nine months ended September 30, 2023, we received $28.5 million of cash proceeds for the sale of our domestic private trucking fleet and operations.
Financing Activities
For the nine months ended September 30, 2024 and 2023, we had long-term debt borrowings, net of repayments, of $216.7 million and $206.6 million, respectively.
For the nine months ended September 30, 2024 and 2023, 4.9 million and 10.8 million shares, respectively, of common stock were repurchased and retired at a total value of $256.8 million and $595.1 million, respectively.
We issued 0.9 million and 0.8 million shares representing stock options exercised for the nine months ended September 30, 2024 and 2023, respectively, with a total value of $22.6 million and $22.3 million, respectively. For the nine months ended September 30, 2024, we withheld and paid $10.5 million for employee taxes on share-based payment arrangements.
For the nine months ended September 30, 2023, we received $44.1 million of cash contributions from noncontrolling interests for BWA.
The percent of total debt to total capitalization increased to 58.0% as of September 30, 2024 from 54.1% as of December 31, 2023, primarily as a result of a higher level of debt outstanding and lower shareholders’ equity, primarily due to common stock repurchases partially offset by our operating results.
In the first three quarters of 2024 and 2023, we paid a quarterly dividend of $0.20 per share. Dividends paid for the nine months ended September 30, 2024 and 2023, were $70.9 million and $76.6 million, respectively. On October 24rd, 2024, our Board of Directors declared a dividend of $0.20 per share on our common stock, payable on December 13th, 2024, to shareholders of record on November 14th, 2024.
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
The Senior Revolving Credit Facility includes a $100.0 million letter of credit subfacility. At September 30, 2024, we had $849.6 million available under our $1,200.0 million Senior Revolving Credit Facility because we had $350.0 million borrowed under the facility and issued $0.4 million of letters of credit. During 2024, the Senior Revolving Credit Facility borrowings were partially utilized to repay $50.0 million of Go Zone and $20.0 million of Recovery Zone tax-exempt variable-rate bonds.
We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of September 30, 2024, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As a result of our restrictive covenant related to the net leverage ratio, the maximum additional borrowings available to us could be limited in the future. The limitation, if an amendment or waiver from our lenders is not obtained, could restrict our ability to borrow the maximum amounts available under the Senior Revolving Credit Facility and the Receivables Financing Agreement. As of September 30, 2024, there were no covenants or other restrictions that limited our ability to borrow.

We believe, based on current and projected levels of cash flow from our operations, together with our cash and cash equivalents on hand and the availability to borrow under our Senior Revolving Credit Facility and AR Facilities, we have sufficient liquidity to meet our short-term and long-term needs, to make required payments of interest on our debt, fund our operating needs, working capital and our capital expenditure requirements, and comply with the financial ratios in our debt agreements.
On July 28, 2022, our Board of Directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $2.0 billion. This program will terminate upon the purchase of $2.0 billion of common stock.
For the nine months ended September 30, 2024, 4.9 million shares of common stock have been repurchased and retired at a total value of $256.8 million. As of September 30, 2024, 24.2 million shares of common stock have been repurchased and retired at a total value of $1,258.0 million under the 2022 Repurchase Authorization program, and $742.0 million of common stock remained authorized to be repurchased under the program.
We maintain a $425.0 million Receivables Financing Agreement (Receivables Financing Agreement) that is scheduled to mature on October 14, 2025. Under the Receivables Financing Agreement, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the Receivables Financing Agreement incorporates the net leverage ratio covenant that is contained in the Senior Credit Facility. As of September 30, 2024, December 31, 2023 and September 30, 2023, we had $339.8 million, $328.5 million and $350.0 million, respectively, drawn under the agreement. As of September 30, 2024, $473.9 million of our trade receivables were pledged as collateral and we had $0.3 million additional borrowing capacity under the Receivables Financing Agreement, which was limited by our borrowing base.
Olin also has trade accounts receivable factoring arrangements (AR Facilities) and pursuant to the terms of the AR Facilities, certain of our domestic subsidiaries may sell their accounts receivable up to a maximum of $134.5 million and certain of our foreign subsidiaries may sell their accounts receivable up to a maximum of €16.5 million. We will continue to service the outstanding accounts sold. These receivables qualify for sales treatment under ASC 860 and, accordingly, the proceeds are included in net cash provided by operating activities in the condensed statements of cash flows.
The following table summarizes the AR facilities activity:

	Nine Months Ended September 30,
	2024	2023
AR Facilities	($ in millions)
Balance at beginning of period	$63.3	$111.8
Gross receivables sold	528.5	749.5
Payments received from customers on sold accounts	(539.5)	(788.6)
Balance at end of period	$52.3	$72.7
The factoring discount paid under the AR Facilities is recorded as interest expense on the condensed statements of operations. The factoring discount was $0.8 million and $1.3 million for the three months ended September 30, 2024 and 2023, respectively, and $2.9 million and $3.8 million for the nine months ended September 30, 2024 and 2023, respectively. The agreements are without recourse and therefore no recourse liability has been recorded as of September 30, 2024.

At September 30, 2024, we had total letters of credit of $167.3 million outstanding, of which $0.4 million were issued under our Senior Revolving Credit Facility. The letters of credit were used to support certain long-term debt obligations, workers compensation insurance policies, plant closure and post-closure obligations, international payment obligations and international pension funding requirements.
Our current debt structure is used to fund our business operations. As of September 30, 2024, we had long-term borrowings, including the current installment, of $2,889.5 million, of which $1,110.4 million were at variable rates. Included within long-term borrowings on the condensed balance sheets were deferred debt issuance costs and unamortized bond original issue discount of $14.1 million as of September 30, 2024. Commitments from banks under our Senior Revolving Credit Facility and AR Facilities are additional sources of liquidity.
We have registered an undetermined number of securities with the SEC, so that, from time-to-time we may issue debt securities, preferred stock and/or common stock and associated warrants in the public market under that registration statement.
Credit Ratings
We receive ratings from three independent credit rating agencies: Fitch Ratings (Fitch), Moody's Investor Service (Moody's) and Standard & Poor's (S&P). The following table summarizes our credit ratings as of September 30, 2024:

Credit Rating Agency	Long-term Rating	Outlook
Fitch Ratings	BBB-	Stable
Moody’s Investors Service	Ba1	Stable
Standard & Poor’s	BB+	Stable
On August 8, 2024, S&P affirmed Olin’s BB+ rating and revised its outlook from positive to stable. On June 24, 2024, Moody’s affirmed Olin’s Ba1 rating and stable outlook. On March 14, 2024, Fitch affirmed Olin’s BBB- rating and stable outlook.
Contractual Obligations
Purchasing commitments are utilized in our normal course of business for our projected needs. We have supply contracts with various third parties for certain raw materials including ethylene, electricity, propylene and benzene. These agreements are maintained through long-term cost based contracts that provide us with a reliable supply of key raw materials. There have been no material changes in our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, other than those which occur in the ordinary course of business.
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
Energy costs, including electricity and natural gas, and certain raw materials used in our production processes are subject to price volatility. Depending on market conditions, we may enter into futures contracts, forward contracts, commodity swaps and put and call option contracts in order to reduce the impact of commodity price fluctuations. As of September 30, 2024, we maintained open positions on commodity contracts with a notional value totaling $207.2 million ($191.0 million at December 31, 2023, and $207.5 million at September 30, 2023). Assuming a hypothetical 10% increase in commodity prices which are currently hedged, as of September 30, 2024, we would experience a $20.7 million ($19.1 million at December 31, 2023 and $20.8 million at September 30, 2023) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.
We transact business in various foreign currencies other than the USD which exposes us to movements in exchange rates which may impact revenue and expenses, assets and liabilities and cash flows. Our significant foreign currency exposure is denominated with European currencies, primarily the Euro, although exposures also exist in other currencies of Asia Pacific, Latin America, Middle East and Africa. For all derivative positions, we evaluated the effects of a 10% shift in exchange rates between those currencies and the USD, holding all other assumptions constant. Unfavorable currency movements of 10% would negatively affect the fair values of the derivatives held to hedge currency exposures by $14.9 million. These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.
We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Our current debt structure is used to fund business operations, and commitments from banks under our Senior Revolving Credit Facility and AR Facilities are additional sources of liquidity. As of September 30, 2024, December 31, 2023 and September 30, 2023, we had long-term borrowings, including current installments and finance lease obligations, of $2,889.5 million, $2,670.1 million and $2,790.1 million, respectively, of which $1,110.4 million, $893.7 million and $1,014.3 million at September 30, 2024, December 31, 2023 and September 30, 2023, respectively, were issued at variable rates. Included within long-term borrowings on the condensed balance sheets were deferred debt issuance costs and unamortized bond original issue discount.
Assuming no changes in the $1,110.4 million of variable-rate debt levels from September 30, 2024, we estimate that a hypothetical change of 100-basis points in the secured overnight financing rate (SOFR) would impact annual interest expense by $11.1 million.
If the actual changes in commodities, foreign currency, or interest pricing is substantially different than expected, the net impact of commodity risk, foreign currency risk, or interest rate risk on our cash flow may be materially different than that disclosed above.
We do not enter into any derivative financial instruments for speculative purposes.
ITEM 4. CONTROLS AND PROCEDURES
Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Not Applicable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)    Not Applicable.
(b)    Not Applicable.
(c)    Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2024	750,370	$46.66	750,370
August 1-31, 2024	233,438	$42.85	233,438
September 1-30, 2024	—	$—	—
Total				$741,951,628	(1)
(1)On July 28, 2022, our Board of Directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $2.0 billion (the 2022 Repurchase Authorization). This program will terminate upon the purchase of $2.0 billion of common stock. Through September 30, 2024, 24,167,424 shares of common stock had been repurchased and retired at a total value of $1,258.0 million and $742.0 million of common stock remained available for purchase under the 2022 Repurchase Authorization program.
(2)Average price paid per share includes transaction costs including commissions and fees paid to acquire the shares and excludes costs accrued associated with 1% excise tax on the fair market value of stock repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
(a)    Not Applicable.
(b)    Not Applicable.
(c)    During the three months ended September 30, 2024, no director or officer of Olin adopted, terminated or modified a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit	Exhibit Description
10.1	Amended and Restated Retirement Savings Plan
10.2	Olin Corporation Supplemental Retirement Savings Plan - Exhibit 10.1 to Olin’s Form 8-K filed October 1, 2024.* †
31.1	Section 302 Certification Statement of Chief Executive Officer
31.2	Section 302 Certification Statement of Chief Financial Officer
32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded in the Exhibit 101 Interactive Data Files)
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

Date: October 25, 2024