Form 10-K
period 2024-12-31
OLIN Corp
filed 2025-02-20
CIK 74303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
Securities registered pursuant to section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2024, the aggregate market value of registrant’s common stock, $1.00 par value per share, held by non-affiliates of registrant was approximately $5,520,518,211 based on the closing sale price as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter.
As of January 31, 2025, 115,423,860 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Olin’s Annual Meeting of Shareholders to be held in 2025	Part III

PART I

Item 1.  BUSINESS
GENERAL
Olin Corporation (Olin) is a Virginia corporation, incorporated in 1892, having its principal executive offices in Clayton, MO. We are a leading vertically integrated global manufacturer and distributor of chemical products and a leading U.S. manufacturer of ammunition. Our operations are concentrated in three business segments: Chlor Alkali Products and Vinyls, Epoxy and Winchester. All of our business segments are capital-intensive manufacturing businesses. The Chlor Alkali Products and Vinyls segment manufactures and sells chlorine and caustic soda, ethylene dichloride and vinyl chloride monomer, methyl chloride, methylene chloride, chloroform, carbon tetrachloride, perchloroethylene, hydrochloric acid, hydrogen, bleach products and potassium hydroxide, which represented 55% of 2024 sales. The Epoxy segment produces and sells a full range of epoxy materials and precursors, including aromatics (acetone and phenol), allyl chloride, epichlorohydrin, liquid epoxy resins, solid epoxy resins and formulated solutions products such as converted epoxy resins and additives, which represented 20% of 2024 sales. The Winchester segment produces and sells sporting ammunition, reloading components, small caliber military ammunition and components, industrial cartridges and clay targets, which represented 25% of 2024 sales. See our discussion of our segment disclosures contained in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
PRODUCTS, SERVICES AND STRATEGIES
Chlor Alkali Products and Vinyls
Products and Services
We have been involved in the chlor alkali industry for approximately 135 years and consider ourselves the leading global chlor alkali and derivatives producer. Chlorine, caustic soda and hydrogen are co-produced commercially by the electrolysis of salt at a fixed ratio of 1.0 ton of chlorine to 1.1 tons of caustic soda and 0.03 tons of hydrogen. The industry refers to this as an Electrochemical Unit or ECU.
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
Our Chlor Alkali Products and Vinyls segment also includes our chlorinated organics business, which is a significant global producer of chlorinated organic products that include chloromethanes (methyl chloride, methylene chloride, chloroform and carbon tetrachloride) and chloroethanes (perchloroethylene). Our chlorinated organics business participates in both the solvent segment and the intermediate segment where Olin’s products are used as feedstocks for fluorocarbons, silicones and cellulosics.
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
Olin Corporation and Plug Power, Inc. have launched a joint venture named Hidrogenii, LLC. This strategic partnership aims to leverage the strengths of both companies to advance hydrogen production and utilization. The joint venture began with the construction of a 15-ton-per-day hydrogen liquefaction plant in St. Gabriel, LA with expected start of operation in early 2025. Hidrogenii is owned 50% by Plug Power LA JV, LLC, a wholly owned subsidiary of Plug Power, Inc. and 50% by Niloco Hydrogen Holdings LLC, a wholly owned subsidiary of Olin Corporation, which is accounted for using the equity method.
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
The following table lists the principal products and services of our Chlor Alkali Products and Vinyls segment.

Products & Services	Major End Uses	Plants & Facilities	Major Raw Materials & Components for Products/Services
Chlorine/caustic soda	Pulp & paper processing, chemical manufacturing, water purification, vinyl chloride manufacturing, bleach, swimming pool chemicals and urethane chemicals	Becancour, Canada Charleston, TN Freeport, TX McIntosh, AL Niagara Falls, NY Plaquemine, LA St. Gabriel, LA	Salt, electricity
Ethylene dichloride/vinyl chloride monomer	Precursor to polyvinyl chloride used in vinyl siding, plumbing and automotive parts	Freeport, TX Plaquemine, LA	Chlorine, ethylene, ethylene dichloride
Chlorinated organics	Used as solvents and feedstocks in the production of fluoropolymers, fluorocarbon refrigerants and blowing agents, silicones, cellulosics and agricultural chemicals	Freeport, TX Plaquemine, LA Stade, Germany	Chlorine, ethylene dichloride, hydrogen chloride, methanol
Sodium hypochlorite (bleach)	Household cleaners, laundry bleaching, swimming pool sanitizers, semiconductors, water treatment, textiles, pulp & paper and food processing	Augusta, GA Becancour, Canada Charleston, TN Freeport, TX Henderson, NV Lemont, IL McIntosh, AL* Niagara Falls, NY* Santa Fe Springs, CA	Caustic soda, chlorine

Products & Services	Major End Uses	Plants & Facilities	Major Raw Materials & Components for Products/Services
Hydrochloric acid	Steel, oil & gas, plastics, organic chemical synthesis, water & wastewater treatment, brine treatment, artificial sweeteners, pharmaceuticals, food processing and ore & mineral processing	Becancour, Canada Charleston, TN Freeport, TX McIntosh, AL Niagara Falls, NY	Chlorine, hydrogen
Potassium hydroxide	Fertilizer manufacturing, soaps, detergents & cleaners, battery manufacturing, food processing chemicals and deicers	Charleston, TN	Electricity, potassium chloride
Hydrogen	Fuel source, hydrogen fuel cells, specialty amines and hydrochloric acid	Becancour, Canada Charleston, TN Freeport, TX McIntosh, AL Niagara Falls, NY Plaquemine, LA St. Gabriel, LA	Electricity, salt
* Includes low salt, high strength bleach manufacturing.
Strategies
Maximize Returns to the ECU. Leverage our diverse and flexible chlor alkali derivatives portfolio via our value first operating model to continually preserve and enhance value from the entire ECU.
Continually Drive Down Costs. Our advantaged cost position is derived from low-cost energy, scale, integration, global distribution networks and a culture of continuous improvement. Maintaining a strong discipline in areas such as cost management, capital outlays, and asset maintenance is key to creating greater operating flexibility to maximize returns to the ECU. We continually execute on cost reduction initiatives through the optimization of our asset strategy, productivity, and deploying a performance-driven culture.
Optimize Our U.S. Leadership Position to Pursue Growth Opportunities. Fully utilize the portfolio of integrated derivatives to continually optimize value from the entire ECU to the highest value applications and provide organic expansion opportunities throughout the value chain.
Epoxy
Products and Services
The Epoxy business was one of the first major manufacturers of epoxy products and has continued to build on more than half a century of history through product innovation and technical excellence. We believe the Epoxy segment is one of the largest fully integrated global producers of epoxy resins, curing agents and intermediates. The Epoxy segment’s cost position benefits from integration into low-cost feedstocks (including chlorine, caustic soda, allylics and aromatics). The Epoxy segment produces and sells a full range of epoxy materials and precursors, including aromatics (acetone and phenol), allylics, such as allyl chloride (Allyl) and epichlorohydrin (EPI), resins such as liquid epoxy resins (LER) and solid epoxy resins (SER) and formulated solutions platform products such as converted epoxy resins (CER) and additives.
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
Allyl is used not only as a feedstock in the production of EPI, but also as a chemical intermediate in multiple industries and applications, including water purification chemicals. EPI is primarily produced as a feedstock for use in the business’s epoxy resins and is also sold in the merchant market. LER is manufactured in liquid form and cures with the addition of a hardener into a three-dimensional thermoset solid material, offering a distinct combination of structural strength, adhesion, electrical insulation, thermal or chemical resistance and corrosion protection that is well-suited to coatings and composites applications. SER is processed further with bisphenol, which is produced internally to meet specific end-market applications. While LER and SER are sold externally, a significant portion of LER production is further converted through our formulated solutions platform into CER and other additive products where value-added modifications produce higher margin resins for specific customer applications.

The Epoxy segment’s principal raw materials are chlorine, caustic soda, cumene, propylene and aromatics, which consist of phenol and acetone. Our Epoxy segment maintains a reliable supply of certain key raw materials, such as cumene and propylene. The Epoxy segment’s production economics benefit from its integration into chlor alkali and aromatics which are key inputs in epoxy production. This fully integrated structure provides both access to low-cost materials and significant operational flexibility. The Epoxy segment operates an integrated aromatics production chain producing phenol and acetone for internal consumption and external sale. The Epoxy segment’s consumption of chlorine enables the Chlor Alkali Products and Vinyls segment to generate caustic soda production and sales. Chlorine and caustic soda used in our Epoxy segment are transferred at cost from the Chlor Alkali Products and Vinyls segment.
The following table lists the principal products and services of our Epoxy segment.

Products & Services	Major End Uses	Plants & Facilities	Major Raw Materials & Components for Products/Services
Allylics (allyl chloride, epichlorohydrin and glycerin) & aromatics (acetone and phenol)	Manufacturers of polymers, resins and other plastic materials and water purification	Freeport, TX Stade, Germany	Cumene, caustic soda, chlorine, propylene
Resins: liquid epoxy resin/solid epoxy resin	Adhesives, marine and protective coatings, composites and flooring	Freeport, TX Guaruja, Brazil Stade, Germany	Bisphenol, caustic soda, epichlorohydrin
Formulated solutions platforms: converted epoxy resins and additives	Electrical laminates, paint and coatings, wind blades, electronics and construction	Baltringen, Germany Freeport, TX Guaruja, Brazil Pisticci, Italy Rheinmunster, Germany Roberta, GA Stade, Germany Zhangjiagang, China	Liquid epoxy resins, solid epoxy resins
Strategies
Capitalize on Integrated Assets through Flexible Market Entry Points. The Epoxy segment is focused on maximizing value by capitalizing on our flexible market entry points across the value chain which extends our reach into a broad array of end markets.
Continually Drive Down Costs. The Epoxy segment continues to drive cost improvements through the entire supply chain to optimize our EPI and LER cost position in the Americas and Europe. We continually execute on cost reduction initiatives through the optimization of our asset strategy, productivity, and deploying a performance-driven culture.
Focus on Formulated Solutions Platforms. The Epoxy segment is focused on expanding our market participation in higher value add platform products to align with growing end-use markets.
Winchester
Products and Services
In 2025, Winchester is in its 159th year of operation and its 95th year as part of Olin. Winchester is a premier developer and manufacturer of small caliber ammunition for sale to domestic and international retailers (commercial customers), law enforcement agencies and domestic and international militaries. We believe we are a leading U.S. producer of ammunition for recreational shooters, hunters, law enforcement agencies and the U.S. Armed Forces. Winchester also manufactures industrial products that have various applications in the construction industry and clay targets for recreational and competitive shooters.
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
Winchester was awarded the following long-term contracts to support the U.S. military, and law enforcement:
•In 2021, the U.S. Army awarded Winchester a five-year contract to manufacture 5.56 mm, 7.62 mm and .50 caliber rifle ammunition under the third consecutive “Second Source” ammunition contract.
•In 2022, the U.S. Army awarded Winchester a five-year contract to manufacture .38 caliber, .45 caliber and 9mm handgun ammunition, maintaining Winchester’s longstanding position as the leading supplier of pistol ammunition to the U.S. military.
•In 2023, the U.S. Army awarded Winchester contracts to manufacture, test and deliver five million rounds of 6.8mm ammunition and develop, and manufacture multiple high-performance cartridges at Lake City, including nearly two million rounds of .50 Caliber Saboted Light Armor Penetrator ammunition.
•In 2024, after completing a contract to design a 6.8mm Next Generation Squad Weapon (NGSW) ammunition manufacturing facility, the U.S. Army awarded Winchester the contract to construct the facility at Lake City. Also in 2024, U.S. Special Operations Command awarded Winchester and three other awardees contracts for numerous types of ammunition, and Canada’s Royal Canadian Mounted Police awarded Winchester a three-year contract for 9mm duty ammunition.
Winchester’s new ammunition products continue to receive awards from major industry publications and organizations, with recent awards including American Rifleman magazine’s Golden Bullseye Award as “Ammunition Product of the Year” in 2025 and 2022 and American Hunter magazine’s Golden Bullseye award as “Ammunition Product of the Year” in 2025. The National Wild Turkey Federation chose Winchester to receive its 2024 Corporate Achievement Award in recognition of Winchester’s support of wild turkey conservation and the preservation of hunting heritage.
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
*    Government-owned, contractor-operated (GOCO) facility
Strategies
Maximize Existing Strengths. Winchester will increase our value by strengthening our leadership position in small caliber ammunition through all of the customer segments that we serve. With one of the world’s largest small caliber ammunition manufacturing footprints, we will leverage employee engagement, engineering, and process excellence across our three production sites while capitalizing on Olin’s deep chemical expertise to expand our defense participation through synergies between ammunition and chemicals. We will drive further global brand awareness as ‘The American Legend’ — a longstanding highly-valued brand built on integrity, hard work, and customer loyalty.
Innovative Solutions. Winchester will continue building on our strong reputation as an industry innovator with a long record of meeting the needs of recreational shooters, first responders, and the modern warfighter. We will build value by developing market driven products, delivering engineered solutions for our customers and increasing our integration across the ammunition value chain.
Continually Drive Down Costs. Winchester promotes a culture of continuous improvement with a “Be Better Today” mindset. We deploy our world-class assets with disciplined approaches to productivity, reliability and modernization.
INTERNATIONAL OPERATIONS
Olin has an international presence, including the geographic regions of Europe, Asia Pacific and Latin America. Approximately 29% of Olin’s 2024 sales were generated outside of the U.S., including 29% of our Chlor Alkali Products and Vinyls 2024 segment sales, 51% of our Epoxy 2024 segment sales and 12% of our Winchester 2024 segment sales. See Note 19, “Segment Information,” of the notes to consolidated financial statements contained in Item 8, for geographic segment data. We are incorporating our segment information from that Note into this section of our Form 10-K.
CUSTOMERS AND DISTRIBUTION
Products we sell to industrial or commercial users or distributors for use in the production of other products constitute a major part of our total sales. We sell some of our products, such as epoxy resins, caustic soda and sporting ammunition, to a large number of users or distributors, while we sell other products, such as chlorine and chlorinated organics, in substantial quantities to a relatively small number of industrial users. During 2024, no single customer accounted for more than 10% of sales.
We market most of our products and services primarily through our sales force and sell directly to various industrial customers, mass merchants, retailers, wholesalers, gun clubs, other distributors and the U.S. Government and its prime contractors.
Sales to all U.S. government agencies and sales under U.S. government contracting activities in total accounted for approximately 11% of sales in 2024. Because we engage in some government contracting activities and make sales to the U.S. government, we are subject to extensive and complex U.S. government procurement laws and regulations. These laws and regulations provide for ongoing government audits and reviews of contract procurement, performance and administration. Failure to comply, even inadvertently, with these laws and regulations and with laws governing the export of munitions and other controlled products and commodities could subject us or one or more of our businesses to civil and criminal penalties, and under certain circumstances, suspension and debarment from future government contracts and the exporting of products for a specified period of time.
BACKLOG
The total amount of estimated backlog was approximately $1,426 million and $914 million as of January 31, 2025 and 2024, respectively. The backlog orders are associated with contractual orders in our Winchester business. Backlogs in our other businesses are not significant. Backlog is comprised of all open customer orders which have been received, but not yet shipped. The backlog was estimated based on expected volume to be shipped from firm contractual orders, which are subject to customary terms and conditions, including cancellation and modification provisions. Approximately 70% of the contracted backlog as of January 31, 2025, is expected to be fulfilled during 2025, with the remainder expected to be fulfilled during 2026.
COMPETITION
We are in active competition with businesses producing or distributing the same or similar products, as well as, in some instances, with businesses producing or distributing different products designed for the same uses.
Chlor alkali manufacturers in North America, with approximately 16 million tons of chlorine and 17 million tons of caustic soda capacity, account for approximately 15% of worldwide chlor alkali production capacity. In 2024, we have the largest chlor alkali capacity in North America and globally. While the technologies to manufacture and transport chlorine and caustic soda are widely available, the production facilities require large capital investments and are subject to significant regulatory and permitting requirements. There is a global market for caustic soda, which attracts imports and allows exports depending on market conditions. This industry includes large, diversified producers in North America and abroad, including multiple producers located in Europe, China and India. Other large chlor alkali producers in North America include The

Occidental Petroleum Corporation, Westlake Chemical Corporation (Westlake), Formosa USA, and Shintech Inc., a subsidiary of Shin-Etsu Chemical Co., Ltd.
We are a major global fully integrated epoxy producer, with access to key low-cost feedstocks and a cost advantaged infrastructure. The markets in which our Epoxy segment operates are highly competitive and are dependent on significant capital investment, the development of proprietary technology and the maintenance of product research and development. Among our competitors are Huntsman Corporation, Westlake, Kukdo Chemical Co. Ltd. and Kumho P&B Chemicals, as well as multiple other producers located in Asia. We remain exposed to competition from low-priced imports across our full range of epoxy materials and precursors.
We believe our Winchester business is one of the largest global manufacturers of commercial small caliber ammunition. Our Winchester business and The Kinetic Group (purchased from Vista Outdoor Inc. in November 2024 by Czechoslovak Group) are among the largest commercial ammunition manufacturers in the U.S. The ammunition industry is highly competitive with Olin, The Kinetic Group and numerous smaller domestic manufacturers and foreign producers competing for sales to the commercial ammunition customers. Many factors influence our ability to compete successfully, including price, delivery, service, performance, product innovation and product recognition and quality, depending on the product involved.
HUMAN CAPITAL
Overview
Olin employees are key to the successful implementation and execution of our operating model and related strategies. Annually, employees set goals that align with the Company’s strategic priorities and are “all-in” on demonstrating their achievement of those goals. Our Olin values, programs and processes support a culture of inclusivity, engagement and elevated performance, reflecting our “all-in” culture. Our established Lifting People core principles of creating meaningful opportunity and fulfillment for employees, providing robust communication and varied opportunities for connection, and fostering an environment of trust have enhanced the level of purposeful engagement at Olin. In the marketplace for talent, our Lifting People focus is unique and differentiates us from our competitors.
Lifting People is about creating work environments for our global workforce that are inclusive, supportive, and empowering while encouraging and incentivizing the highest level of performance and accountability to deliver the results necessary to achieve our strategic goals. We support our global workforce by providing competitive benefits and compensation, robust recognition and rewards, a variety of workplace flexibility options, support and resources for community engagement and volunteerism, and professional development programs and opportunities, all of which constitute a strong Olin employee value proposition. In 2024, Olin employees increased their volunteerism hours by more than 25% over 2023, committing more than 70,000 hours toward volunteerism for organizations in our communities. To further support our employees who may be impacted by natural disasters, we established the Olin Employee Disaster Relief Fund to allow Olin employees to contribute funds to help fellow employees in need. Olin matches these contributions up to $250,000 annually. We commit to providing our employees with a safe and supportive environment and maintain a steadfast commitment to safely producing and distributing our products, which is fundamental to the achievement of our goals. Our global workforce is committed to the We Care and Me Principles which focus on each individual’s responsibility for their own safety and that of others, on leading by example, on reinforcing positive behaviors and on elevating concerns.
To ensure we are attracting and retaining a talented workforce, which is vital to Olin’s ability to achieve our organizational goals and objectives, we have cultivated benefits and compensation structures that ensure our market competitiveness and supports a pay-for-performance philosophy. Olin senior management provides oversight for these benefits programs and for the compensation of our workforce, while our human resources organization manages and administers these programs to ensure that our total rewards programs remain market competitive. This includes conducting periodic compensation benchmarking, implementing health and other employee benefit programs and reviewing certain employee post-retirement benefits and accessibility of employee assistance programs. We have established both salaried and hourly employee structures to adequately compensate employees, and have implemented monetary rewards and recognition programs as an additional mechanism for supervisors to reward exceptional performance. Our recognition and rewards program allows people leaders across our organization to recognize the contributions of employees throughout the year, and in 2024 our leaders provided more than 5,600 recognition awards. We also provide a mechanism for employees to provide non-monetary peer-to-peer recognition in the form of Impressions, the number of which doubled in 2024 from the prior year. Separately, our Board of Directors maintains a Compensation Committee which sets policies, develops and monitors strategies for and administers the programs that are used to compensate our Chief Executive Officer and other senior executives.
Olin is committed to maintaining work environments free from all forms of discrimination and harassment and where all employees are comfortable bringing their authentic selves to work each day. We believe the insights provided by our workforce through their unique skills, backgrounds and experiences will lead us to future innovations that will reduce costs, reduce our environmental footprint, improve our ability to serve the world and keep our employees healthy and safe. We encourage our employees to be creative and participate in the dialogue across the Company to help develop innovative solutions that lead to lasting, positive impacts for our customers, employees, communities, and shareholders. Our Voice of the Employee mechanism facilitates this sharing of insights across multiple sites. All Olin sites have established Olin People Network chapters, with each chapter focused on site-specific activities designed to foster and encourage inclusivity and engagement. Our U.S. college recruiting program is a key component of our talent pipeline. Additionally, Olin employees are our best recruiters with 49% of our hires in 2024 attributable to employee referrals.
Training and Development
We also invest in the continued professional development of our workforce. Olin provides a wide range of employee development and productivity programs, including assignment-based opportunities, job shadowing, mentoring, and foundational programs for new Olin employees. A tiered leadership development program gives our critical talent tools to support their continued growth in and aspiration toward leadership roles. These programs help our employees improve, grow, and reinforce our values. Our learning platform focuses on providing a variety of educational opportunities that support career and professional development for our employees, including undergraduate and graduate tuition assistance to eligible employees up to a maximum of $10,000 per year. We regularly review talent development and succession plans to identify and develop a pipeline of talent to maintain and continuously improve business operations. We make purposeful moves to accelerate the development of high potential employees. Our performance management process encourages ongoing feedback throughout the year and includes annual year-end reviews and regular development discussions.
Workforce
As of December 31, 2024, we had 7,676 employees broken out as follows:

Country or Region	Number of Employees	Percent of Total
United States(1)	6,614	86%
Foreign:
Europe, the Middle East, Africa, and India	630	8%
Asia Pacific	163	2%
Canada(1)	159	2%
Latin America	110	1%
Total foreign	1,062	14%
Total employees	7,676
(1)     Various labor unions represent a significant number of our hourly-paid employees for collective bargaining purposes. In the U.S., bargaining unit employees comprise 37% of the total workforce. In 2025, we have no labor agreements that are due to expire in Canada, and two labor agreements expiring in the U.S., representing approximately 2% of our global workforce.

Segment	Number of Employees	Percent of Total
Chemicals(1)	3,406	44%
Winchester(2)	3,979	52%
Corporate	291	4%
Total employees	7,676
(1)     Includes 1,752 employees from Chlor Alkali Products and Vinyls, 865 employees from Epoxy and 789 employees for common services within Chemicals.
(2)     Includes 1,705 employees at Lake City in Independence, MO, which is a GOCO facility.
RESEARCH ACTIVITIES; PATENTS
Our research activities are conducted on a product-group basis at a number of facilities. Company-sponsored research expenditures were $18.4 million, $20.0 million and $18.3 million in 2024, 2023 and 2022, respectively.
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

SEASONALITY
Our sales are affected by economic downturns and the seasonality of several industries we serve, including building and construction, coatings, oil and gas, infrastructure, electronics, automotive, water treatment, refrigerants and ammunition. The seasonality of the ammunition business is typically driven by the U.S. fall hunting season. Our chlor alkali businesses generally experience their highest level of activity during the spring and summer months, particularly when construction, refrigerants, coatings, infrastructure and water treatment activities are higher. Our Epoxy segment also serves a number of applications which experience their highest level of activity during the spring and summer months, particularly civil engineering and protective coatings and other construction materials, including composites and flooring.
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
We are a party to various government and private environmental actions associated with former waste disposal sites and past manufacturing facilities. Charges to income for investigatory and remedial efforts were $30.2 million, $30.1 million and $24.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. These charges may be material to operating results in future years. These charges do not include insurance recoveries for costs incurred and expensed in prior periods.
See our discussion on environmental matters contained in Note 20, “Environmental,” of the notes to consolidated financial statements contained in Item 8 and under the heading “Environmental Matters” in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
CORPORATE RESPONSIBILITY
At Olin, we are committed to corporate responsibility to ensure the long-term success of our business, our collective global society and the well-being of our environment. We focus our corporate responsibility efforts on the areas of: (1) environment, health, safety and security stewardship, (2) sustainability and governance and (3) product stewardship. We value collaboration and commit to working with other organizations to encourage collective action for improving corporate responsibility. Additional information related to our corporate responsibility initiatives, practices, activities, goals and related information, as well as future updates, can be found in the Corporate Responsibility section of our website at www.olin.com, including our Sustainability Report under the section Sustainability Success. Our progress against environmental, social and governance (ESG) targets is included therein. The contents of our website referenced in this section are not, and should not be considered to be, part of this report.
Environment, Health, Safety and Security Stewardship
Olin is strongly committed to excellence in protecting the environment, health, safety and security of our employees and those who live and work around our plants. Our operations worldwide comply with all local requirements and implement additional standards as required to protect the environment, health, safety and security of our operations. We use our management system to drive continuous improvement and achieve excellence in environmental, health, safety, process safety and security performance. Our safety, health and environmental strategy and goals are designed to sustain our drive to zero incidents. Relentlessly and responsibly, we constantly emphasize the importance of monitoring the safety, security and environmental impact of our facilities and processes. Through our daily vigilance, Olin strives to continue to be recognized as one of the industry’s best performers.

At Olin, we believe our purpose is to deliver essential materials and solutions that enhance and protect lives. By consistently integrating corporate values into the fabric of the organization, we believe we can create a strong, cohesive culture that drives success and employee engagement. Olin’s corporate values are:
•We safely and reliably deliver essential materials
•We act with integrity, always doing what is right
•We empower our employees to take ownership in everything we do
•We create value for our customers, shareholders, employees, and communities
These values are also reflected in our Environment, Health, Safety and Security (EHS&S) policy and practice. Olin leadership visibly performs and guides the organization to conduct business in a manner that protects and increasingly benefits our employees, business partners and the communities in which we live. All employees have responsibilities within our management systems necessary to sustain our drive to zero incidents.
Sustainability and Governance
We strongly believe in meeting the needs of the present without compromising the needs of future generations. We recognize our Company’s impact on our natural resources and our responsibility to stewardship of people and the planet. This means striving for a company culture responsible to the ongoing ESG ideals of our employees and shareholders.
At Olin, we integrate sustainability into everything we do as a responsible corporate citizen. We value and respect our people, the communities in which we operate, our customers and the environment. We commit to making a contribution to protecting the world and its future condition through the safety and efficiency of our business practices - from supply to manufacturing to delivery and ultimately the end-use of our products. Executing on our sustainability strategy, we believe Olin will increase value for our investors, employees, and customers by enhancing our operating model through focused ESG actions. These actions include:
•Protecting our employees and communities through our industry-leading occupational and process safety programs
•Proudly strengthening United States defense, international defense, law enforcement, and conservation through our Winchester ammunition brand
•Significantly reducing our environmental impact by taking concrete steps through technology and commercial innovation to lower our carbon footprint, net water usage, and resource consumption
•Developing and enabling sustainable solutions within the value chain through our product and service offerings
•Consistently upholding our values and governance standards as we amplify our culture of high performance and engagement
We believe Olin’s industry leadership, focused ESG actions, and our engaged workforce will create a positive, long-lasting impact on our communities and the environment.
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
Our industries and the businesses of most of our customers have historically experienced periodic downturns. These economic, seasonal and industry downturns have been characterized by diminished product demand, excess manufacturing capacity and, in some cases, lower average selling prices. Therefore, any significant downturn in our customers’ businesses, industry conditions, or in global economic conditions could result in reduced demand for our products or our customers’ products.
Although a majority of our sales are within North America, a large part of our financial performance is dependent upon a healthy global economy as we, along with our customers, participate in global markets and sell products abroad. As a result, our business is and will continue to be affected by general economic and business conditions in Europe, Asia Pacific, particularly China, and Latin America, as well as within North America. External factors include inflation and fluctuations in interest rates, customer demand, labor and energy costs, currency changes, new capacity additions, competitor actions, public health epidemics, and other factors beyond our control. The demand for our products and our customers’ products is directly affected by such fluctuations. In addition, our customers could decide to move some or all of their production to locations that are more remote from our facilities, and this could reduce demand for our products.
We cannot assure you that events having an adverse effect on the industries in which we operate will not occur or continue, such as a downturn in the European, Asian Pacific, particularly Chinese, Latin American, or other world economies, increases in or persistently high interest rates, unfavorable currency fluctuations or prolonged effects of global public health crises, including pandemics. Economic conditions in other regions of the world, predominantly Asia and Europe, can adversely affect the balance between global supply and demand for our chemical products and increase the amount of products produced and made available for export to North America and other jurisdictions in which we sell. Any significant increased product supply could put downward pressure on our product pricing, negatively affecting our profitability.
Pricing Pressure—Our profitability could be reduced by declines in average selling prices of our products.
Our industries and each of our business segments experience fluctuating supply and demand, particularly in our Chlor Alkali Products and Vinyls segment, which can result in changes in selling prices. Periods of high demand, tight supply and increasing operating margins tend to result in increases in capacity and production until supply exceeds demand, generally followed by periods of oversupply and declining prices. We believe our operating model can mitigate pricing pressure historically experienced during periods of supply exceeding demand. Nevertheless, we cannot assure you that increased pricing pressure will not affect our operating results in the future during these periods. Another factor influencing demand and pricing for chemical products is the price of energy. Higher natural gas prices increase our customers’ and competitors’ manufacturing costs and depending on the ratio of crude oil to natural gas prices, could make our customers less competitive in world markets, negatively affecting the demand and pricing for our chemical products.
In the chemical industries in which we operate, price is one of the major supplier selection criteria. Pricing is subject to a variety of factors, some of which are outside of our control. Decreases in the average selling prices of our products could have a material adverse effect on our profitability. While we strive to maintain or increase our profitability by executing our operating model and by reducing costs through improving production efficiency, emphasizing higher margin products and by controlling transportation, selling and administrative expenses, we cannot assure you that these efforts will be sufficient to fully offset the effect of possible decreases in pricing on operating results.
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
Our Epoxy segment is also subject to changes in operating results as a result of pricing pressures. Selling prices of epoxy materials are affected by changes in raw material costs, including energy, propylene and cumene, customer demand, and global fluctuations in supply and demand. Periods of supply and demand imbalances, particularly changes in trade flows within Asia Pacific markets, particularly China, can result in increased pricing pressure on our epoxy products. Declines in average selling prices of products of our Epoxy segment could have a material adverse effect on our business.

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
Our operating model in our chemicals businesses prioritizes ECU margins over sales volume. To mitigate exposure and maximize value from the entire ECU, our operating model necessitates managing production rates to preserve value, which may impact the way we transact business with customers and other third parties. The execution of the model may not be successful over time. For example, we may not be able to consistently achieve higher margins compared to previous industry or business cycles, customers may not be willing to transact with us on terms acceptable to us, or the margin improvement achieved might be more than offset by the impact from lower sales volumes, any of which could have a material adverse effect on our business.
In addition, we take actions from time to time designed to complement our operating model, such as purchase for re-sale transactions that may not improve our operating results and could adversely affect our business if these activities are not successfully implemented.
Some of our assets were designed to operate at consistently high operating rates. If we operate at lower operating rates for extended periods or make frequent changes to operating rates, our assets may become less reliable or may require additional maintenance or capital investment, which could have a material adverse effect on our business.
If we fail to effectively execute our operating model, our operating results may fail to achieve the level of profitability that we forecast, and our business could be adversely affected.
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
Our profitability and margin growth will depend in part on our ability to maintain an efficient operating model and drive sustainable improvements, through productivity, reliability and modernization actions and projects, such as rightsizing our global asset base, product line rationalizations, renegotiating supplier contracts and facility modernization projects. A variety of factors may adversely affect the Company’s ability to realize targeted cost reductions, including failure to successfully optimize our facilities footprint, failure to take advantage of our vertically integrated product lines and global supply chains, or the failure to identify and eliminate duplicative programs. There can be no assurance that we will be able to achieve or sustain any or all of the cost savings generated from our actions.
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
Purchased feedstock, including propylene and cumene, and energy costs account for a substantial portion of our total production costs and operating expenses. We purchase certain raw materials as feedstocks.
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
If the availability of any of our principal feedstocks is limited or we are unable to obtain natural gas or energy from any of our energy sources, we may be unable to produce some of our products in the quantities demanded by our customers, which could have a material adverse effect on plant utilization and our sales of products requiring such raw materials. We have long-term supply contracts with various third parties for certain raw materials, including ethylene, electricity, propylene and cumene. As these contracts expire, we may be unable to renew these contracts or obtain new long-term supply agreements on terms comparable or as favorable to us, depending on market conditions, which may have a material adverse effect on our business. In addition, many of our long-term contracts contain provisions that allow our suppliers to limit the amount of raw materials shipped to us below the contracted amount in force majeure or similar circumstances. If we are required to obtain alternate sources for raw materials because our suppliers are unwilling or unable to perform under raw material supply agreements or if a supplier terminates or is unwilling to renew its agreements with us, we may not be able to obtain these raw materials from alternative suppliers or obtain new long-term supply agreements on terms comparable or as favorable to us.
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
We are exposed to climate-related risks and uncertainties, many of which are outside of our control. We have a substantial presence near the U.S. Gulf Coast and a significant portion of our manufacturing facilities, similar to our competitors and customers, are structured near major bodies of water. Major hurricanes, or other weather-related events, have caused significant disruption in our operations on the U.S. Gulf Coast, logistics across the region and the supply of certain raw materials, which have had an adverse effect on volume and cost for some of our products. Climate change could result in more frequent severe weather events, potential changes in precipitation patterns and extreme variability in weather patterns, which could disrupt our operations in the U.S. Gulf Coast, or elsewhere, as well as those of our customers and suppliers. Severe weather conditions or other natural phenomena in the future, including those resulting from climate change, could have a material adverse effect on our business.
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
Our operations depend on our ability to protect our information technology systems, computer equipment and information databases from systems failures or interruptions. We rely on both internal information technology systems and certain external service providers to assist in the management of the day-to-day operation of our business, operate elements of our manufacturing facilities, manage relationships with our employees, customers and suppliers, fulfill customer orders and maintain our financial, accounting or other business records. Failure or interruption of one, or more than one, of our information technology systems to perform as anticipated could be caused by internal or external events or parties, such as incursions by intruders or hackers, computer viruses, cyber-attacks, failures in hardware or software, or power or telecommunication fluctuations or failures. The failure of our information technology systems to perform as anticipated for any reason, or any significant breach of our systems’ security, could disrupt our business and result in numerous adverse consequences, including reduced effectiveness and efficiency of operations, increased costs or loss of important information, or loss of sales, any of which could have a material adverse effect on our business. We have technology and information security processes, periodic external service and service provider reviews, insurance policies and disaster recovery plans in place to mitigate our risk to these vulnerabilities. However, these measures may not be adequate to ensure that our operations will not be disrupted or our financial impact minimized, should such an event occur. Our cybersecurity risk management strategy is detailed within Item 1C. - Cybersecurity.
International Sales and Operations—We are subject to risks associated with our international sales and operations that could have a material adverse effect on our business.
Olin has an international presence, including the geographic regions of Europe, Asia Pacific, Latin America and Canada. In 2024, approximately 29% of our sales were generated outside of the United States. These international sales and operations expose us to risks, including:
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
Our success depends in large part on our ability to recruit and retain our executive officers and senior management. The market for executive officers and senior management in our industry is competitive. We must continue to recruit, retain, and motivate management and other team members sufficiently, both to maintain our current business and to execute our long-term strategic initiatives. The loss of any of our executive officers or other key senior management without sufficient advance notice could prevent or delay the implementation and completion of our strategic initiatives, divert management’s attention to seeking qualified replacements, be disruptive to our daily operations or impact public or market perception. Any failure by us to manage a successful leadership transition of an executive officer and to timely identify a qualified permanent replacement could have a material adverse effect on our business.
Ability to Attract and Retain Qualified Employees—We must attract, retain and motivate key employees, and the failure to do so may materially adversely affect our business.
We believe our success depends on hiring, retaining and motivating key employees, including executive officers. Our future success depends in part on our ability to identify and develop talent throughout the organization who adopt and successfully execute our strategies and operating model. The development and retention of key personnel and appropriate senior management succession planning will continue to be important to the successful execution of our strategies. We may have difficulty locating and hiring qualified personnel. In addition, we may have difficulty retaining such personnel once hired, and key people may leave and compete against us. The loss of key personnel or our failure to attract and retain other qualified and experienced personnel could disrupt or materially adversely affect our business. In addition, our operating results could be adversely affected by increased costs due to increased competition for employees or higher employee turnover, which may result in the loss of significant customer business or increased costs.
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
Our Senior Revolving Credit Facility, and other debt instruments, include certain financial maintenance covenants requiring us to not exceed a maximum leverage ratio and to maintain a minimum coverage ratio.
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
Indebtedness—Our indebtedness could materially adversely affect our business.
As of December 31, 2024, we had $2,842.2 million of indebtedness outstanding. Outstanding indebtedness does not include amounts that could be borrowed under our Senior Revolving Credit Facility with aggregate commitments of $1,200.0 million (Senior Revolving Credit Facility). As of December 31, 2024, our indebtedness represented 58.0% of our total capitalization and $129.0 million of our indebtedness was due within one year. Despite our level of indebtedness, we expect to continue to have the ability to borrow additional debt, but we cannot be certain that additional debt will be available on terms acceptable to us or at all.
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
Various labor unions represent a significant number of our hourly paid employees for collective bargaining purposes. In 2025, we have no labor agreements that are due to expire in Canada, and two labor agreement expiring in the U.S., representing approximately 2% of our global workforce.
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
TSCA was amended in 2016, and the U.S. Environmental Protection Agency (EPA) is currently evaluating several of our products and manufacturing processes for additional regulation under the amended law. Certain of our products, or inputs into our manufacturing process, are subject to regulation under current TSCA regulations, and other chemicals or ingredients may be regulated under the law in the future. In 2024, the EPA finalized regulation that bans the use of asbestos, a principal material used in diaphragm-based chlorine manufacturing, in five years. Diaphragm technology-based chlorine production makes up a significant part of Olin’s capacity and this government regulation could significantly increase the cost of production or cause us to close production capacity that would have negative consequences on our business. The EPA has also finalized regulation associated with several of Olin’s chlorinated organic products under the new TSCA law and these rules also present risk to these businesses. Olin is challenging many of these new regulations in an array of court proceedings, but the outcome of these litigation matters is uncertain. We also anticipate future regulatory action related to EDC and VCM under the amended TSCA law that could significantly affect the sales, costs and profitability of those product lines.
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
(a) Not applicable.
(c) As of January 31, 2025, we had 2,644 record holders of our common stock.
Our common stock is traded on the NYSE under the “OLN” ticker symbol.
A dividend of $0.20 per common share was paid during each of the four quarters in 2024 and 2023.
The payment of future cash dividends is subject to the discretion of our Board and will be determined in light of then current conditions, including our earnings, our operations, our financial condition, our capital requirements, and other factors deemed relevant by our Board. In the future, our Board may change our dividend policy, including the frequency or amount of any dividend, in light of then existing conditions.
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2024	210,845	$47.45	210,845
November 1-30, 2024	778,434	42.41	778,434
December 1-31, 2024	—	—	—
Total				$1,998,931,863	(1)
(1)     On December 11, 2024, our Board of Directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $1.3 billion (the 2024 Repurchase Authorization). This program will terminate upon the purchase of $1.3 billion of common stock. On July 28, 2022, our Board of Directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $2.0 billion (the 2022 Repurchase Authorization). This program will terminate upon the purchase of $2.0 billion of common stock. Through December 31, 2024, 25,156,703 shares of common stock had been repurchased and retired at a total value of $1,301.1 million and $698.9 million and $1.3 billion of common stock remained available for purchase under the 2022 and 2024 Repurchase Authorization programs, respectively.
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

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
Among Olin Corporation, the S&P 500 Index,
S&P 500 Chemicals Index and the S&P Composite 1500 Commodity Chemicals Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/19
12/20
12/21
12/22
12/23
12/24
Olin Corporation
S&P 500 Index
S&P 500 Chemicals Index
S&P Composite 1500 Commodity Chemicals Index

	2019	2020	2021	2022	2023	2024
Olin Corporation	100	151	359	336	347	221
S&P 500 Index	100	118	152	125	158	197
S&P 500 Chemicals Index	100	118	149	132	146	146
S&P Composite 1500 Commodity Chemicals Index	100	108	126	119	138	113
Data is for the five-year period from December 31, 2019, through December 31, 2024. The cumulative return includes reinvestment of dividends. The performance graph assumes an investment of $100 on December 31, 2019.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

	2024	2023	2022	2021	2020
Operations	($ and shares in millions, except per share data)
Sales	$6,540	$6,833	$9,376	$8,911	$5,758
Cost of goods sold	5,803	5,667	7,194	6,616	5,375
Selling and administrative	409	407	394	417	422
Restructuring charges	33	90	25	28	9
Goodwill impairment	—	—	—	—	700
Other operating income	1	43	16	1	1
Interest expense	184	181	144	348	293
Interest income and other income	4	4	2	—	1
Non-operating pension income	26	24	39	36	19
Income (loss) before taxes	142	559	1,676	1,539	(1,020)
Income tax provision (benefit)	37	107	349	242	(50)
Net income (loss)	105	452	1,327	1,297	(970)
Net loss attributable to noncontrolling interests	(4)	(8)	—	—	—
Net income (loss) attributable to Olin Corporation	$109	$460	$1,327	$1,297	$(970)

Financial Position
Cash and cash equivalents	$176	$170	$194	$181	$190
Working capital, excluding cash and cash equivalents	272	275	401	386	329
Property, plant and equipment, net	2,328	2,520	2,674	2,914	3,171
Total assets	7,579	7,713	8,044	8,518	8,271
Capitalization:
Short-term debt	129	79	10	201	26
Long-term debt	2,713	2,591	2,571	2,578	3,838
Shareholders’ equity	2,055	2,268	2,544	2,652	1,451
Total capitalization	$4,897	$4,938	$5,125	$5,431	$5,315
Total debt to total capitalization	58.0%	54.1%	50.4%	51.2%	72.7%

Per Share Data
Net income (loss) attributable to Olin Corporation:
Basic	$0.92	$3.66	$9.16	$8.15	$(6.14)
Diluted	$0.91	$3.57	$8.94	$7.96	$(6.14)
Cash dividends paid per common share	$0.80	$0.80	$0.80	$0.80	$0.80

Other
Capital expenditures	$195	$236	$237	$201	$299
Depreciation and amortization	518	533	599	583	568
Common stock dividends paid	94	101	116	128	126
Repurchases of common stock	300	711	1,351	252	—
Current ratio	1.3	1.3	1.4	1.3	1.4
Effective tax rate	25.9%	19.2%	20.8%	15.7%	4.9%
Average common shares outstanding - diluted	119.5	128.8	148.5	163.0	157.9
Employees	7,676	7,326	7,780	7,750	8,000

Item 6.  [RESERVED]

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS BACKGROUND
Olin Corporation (Olin) is a Virginia corporation, incorporated in 1892, having its principal executive offices in Clayton, MO. We are a leading vertically integrated global manufacturer and distributor of chemical products and a leading U.S. manufacturer of ammunition. Our operations are concentrated in three business segments: Chlor Alkali Products and Vinyls, Epoxy and Winchester. All of our business segments are capital-intensive manufacturing businesses. The Chlor Alkali Products and Vinyls segment manufactures and sells chlorine and caustic soda, ethylene dichloride and vinyl chloride monomer, methyl chloride, methylene chloride, chloroform, carbon tetrachloride, perchloroethylene, hydrochloric acid, hydrogen, bleach products and potassium hydroxide. The Epoxy segment produces and sells a full range of epoxy materials and precursors, including aromatics (acetone and phenol), allyl chloride, epichlorohydrin, liquid epoxy resins, solid epoxy resins and formulated solutions products such as converted epoxy resins and additives. The Winchester segment produces and sells sporting ammunition, reloading components, small caliber military ammunition and components, industrial cartridges and clay targets.
RECENT DEVELOPMENTS AND HIGHLIGHTS
Overview
Net income was $108.6 million for 2024 compared to $460.2 million for 2023, a decrease of $351.6 million, or 76%. The decrease in net income from the prior year was primarily due to lower operating results across all of our business segments. Net income for 2023 also reflects a pretax gain of $27.0 million from the sale of our domestic private trucking fleet and operations. Diluted net income per share was $0.91 for 2024 compared to $3.57 for 2023, a decrease of $2.66 per share, or 75%.
Chlor Alkali Products and Vinyls reported segment income of $296.4 million for 2024 compared to $664.2 million for 2023. Chlor Alkali Products and Vinyls segment results were lower than the prior year due to lower pricing, primarily caustic soda, partially offset by lower costs associated with products purchased from other parties, and lower raw material and operating costs. The Chlor Alkali Products and Vinyls 2024 segment results were also negatively impacted by Hurricane Beryl resulting in incremental costs to restore operations, unabsorbed fixed manufacturing costs, and reduced profit from lost sales of $93.6 million. The 2023 segment results were negatively impacted by higher costs and reduced profit from lost sales of $104.2 million associated with operating issues related to a 2023 second quarter maintenance turnaround at our vinyl chloride monomer plant at the Freeport, TX facility.
Epoxy reported segment loss of $85.0 million for 2024 compared to segment loss of $31.0 million for 2023. Epoxy segment results were lower than in the prior year primarily due to lower product pricing and the impact of Hurricane Beryl of $32.7 million, partially offset by increased volumes, improved product mix and lower raw material and operating costs.
Winchester reported segment income of $237.9 million for 2024 compared to $255.6 million for 2023. Winchester segment results were lower than in the prior year primarily due to higher commodity and operating costs, including propellant costs, and lower pricing. The decline was partially offset by higher sales volumes. Higher international military sales, military project revenue, and White Flyer sales were partially offset by lower commercial ammunition sales.
Liquidity and Share Repurchases
On December 11, 2024, our Board of Directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $1.3 billion. During 2024, we repurchased and retired 5.9 million shares of common stock at a total value of $300.3 million under a prior authorized share repurchase program. As of December 31, 2024, we have $2.0 billion of remaining authorized common stock to be repurchased under the 2022 and 2024 Repurchase Authorization programs.
On November 20, 2024, we entered into a $500.0 million receivables financing agreement (2024 Receivables Financing Agreement) which increased the borrowing limit of our existing $425.0 million receivables financing agreement (2022 Receivables Financing Agreement) by $75.0 million, and extended the maturity date from October 14, 2025 to November 19, 2027 (collectively, the “Receivables Financing Agreements”). As part of the 2024 Receivables Financing Agreement, we terminated our existing trade accounts receivable factoring arrangements (AR Facilities).
During 2024, we had net borrowings of $169.7 million with $102.0 million borrowed under our Senior Revolving Credit Facility, which was partially utilized to repay $70.0 million of tax-exempt variable-rate bonds. We also borrowed $146.5 million under our 2024 Receivables Financing Agreement, which was partially utilized to replace our AR Facilities that were terminated.

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
Our 2024 results included a negative pretax impact of $126.3 million associated with Hurricane Beryl for incremental costs to restore operations, unabsorbed fixed manufacturing costs, and reduced profit from lost sales. The Hurricane Beryl impact included in our Chlor Alkali Products and Vinyls and Epoxy segment results was $93.6 million and $32.7 million, respectively.
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
During 2024, the U.S. Army awarded Winchester a contract for the construction of the Next Generation Squad Weapon (NGSW) ammunition manufacturing facility at the Lake City Army Ammunition Plant. The project will be the first new manufacturing plant built at the Lake City facility in decades. The new manufacturing facility will provide safe, reliable, and advanced NGSW ammunition to the U.S. warfighter. Winchester will manage all aspects of the government-funded construction project, which commenced in the second quarter of 2024.
Subsequent Event
On January 21, 2025, Olin announced the signing of a definitive agreement with AMMO, Inc. to acquire AMMO, Inc.’s small caliber ammunition manufacturing assets for $75 million, subject to customary terms, closing conditions and post-closing adjustments. The acquisition includes AMMO Inc.’s brass shellcase capabilities and their 185,000 square foot production facility located in Manitowoc, WI. The acquisition will be financed with cash on hand and is expected to close in the second quarter of 2025.

CONSOLIDATED RESULTS OF OPERATIONS

	Years ended December 31,
	2024	2023	2022
	($ in millions, except per share data)
Sales	$6,540.1	$6,833.0	$9,376.2
Cost of goods sold	5,802.6	5,667.5	7,194.3
Gross margin	737.5	1,165.5	2,181.9
Selling and administrative	408.5	406.7	393.9
Restructuring charges	33.3	89.6	25.3
Other operating income	0.8	42.9	16.3
Operating income	296.5	712.1	1,779.0
Interest expense	184.5	181.1	143.9
Interest income	3.7	4.3	2.2
Non-operating pension income	26.0	24.0	38.7
Income before taxes	141.7	559.3	1,676.0
Income tax provision	36.7	107.3	349.1
Net income	105.0	452.0	1,326.9
Net loss attributable to noncontrolling interests	(3.6)	(8.2)	—
Net income attributable to Olin Corporation	$108.6	$460.2	$1,326.9
Net income attributable to Olin Corporation per common share:
Basic	$0.92	$3.66	$9.16
Diluted	$0.91	$3.57	$8.94
2024 Compared to 2023
Sales for 2024 were $6,540.1 million compared to $6,833.0 million in 2023, a decrease of $292.9 million, or 4%. Chlor Alkali Products and Vinyls sales decreased by $364.9 million, primarily due to lower pricing, primarily caustic soda. Epoxy sales decreased by $102.9 million, primarily due to lower product pricing, partially offset by increased sales volumes. Winchester sales increased by $174.9 million, primarily due to increased sales to international military customers and military project revenue and 2024 sales from White Flyer.
Gross margin in 2024 decreased $428.0 million from 2023. Chlor Alkali Products and Vinyls gross margin decreased by $344.1 million primarily due to lower pricing, primarily caustic soda. Epoxy gross margin decreased by $55.1 million primarily due to lower product pricing, partially offset by increased volumes. Winchester gross margin decreased by $21.3 million, primarily due to higher commodity and operating costs, including propellant costs, and lower product pricing, partially offset by White Flyer results. Gross margin as a percentage of sales decreased to 11% in 2024 from 17% in 2023.
Selling and administrative expenses in 2024 increased $1.8 million from the prior year. The increase was primarily due to higher legal and legal-related settlement expense of $23.2 million and consulting and contract services of $3.1 million, partially offset by lower stock-based compensation expense of $18.0 million, which includes mark-to-market adjustments, and a favorable foreign currency impact of $7.4 million. Selling and administrative expenses as a percentage of sales was 6% for both 2024 and 2023.
Restructuring charges for 2024 were $33.3 million compared to $89.6 million in 2023. The decrease was primarily due to charges associated with our 2023 actions to reconfigure our global Epoxy asset footprint to optimize the most productive and cost-effective assets to support our operating model, which resulted in pretax restructuring charges for 2024 and 2023 of $24.1 million and $73.4 million, respectively.
Other operating income for 2023 included a gain of $27.0 million from the sale of our domestic private trucking fleet and operations and an insurance recovery of $15.6 million associated with a second quarter 2022 business interruption at our Plaquemine, LA Chlor Alkali Products and Vinyls facility.
Interest expense in 2024 increased $3.4 million from 2023, primarily due to higher average interest rates. Interest expense for 2024 and 2023 was reduced by capitalized interest of $1.7 million and $2.8 million, respectively.
Non-operating pension income includes all components of pension and other postretirement income (costs) other than service costs.

The effective tax rate for 2024 included benefits associated with stock-based compensation, U.S. Federal tax credits purchased at a discount, changes in tax contingencies and remeasurement of deferred taxes due to a decrease in our state effective tax rates, partially offset by expenses from prior year tax positions and from a net increase in the valuation allowance related to deferred tax assets in foreign jurisdictions. These factors resulted in a net $5.1 million tax benefit. Excluding these items, the effective tax rate for 2024 of 29.5% was higher than the 21.0% U.S. federal statutory rate primarily due to state income tax, foreign income inclusions and non-deductible exchange rate results, partially offset by favorable permanent salt depletion deductions. The effective tax rate for 2023 included benefits associated with a legal entity liquidation, prior year tax positions, stock-based compensation, remeasurement of deferred taxes due to a decrease in our state effective tax rates and foreign rate changes, and from a change in tax contingencies, and an expense from a net increase in the valuation allowance related to deferred tax assets in foreign jurisdictions. These factors resulted in a net $29.4 million tax benefit. Excluding these items, the effective tax rate for 2023 of 24.4% was higher than the 21.0% U.S. federal statutory rate primarily due to state income tax, an increase in the valuation allowance related to losses in foreign jurisdictions and foreign income inclusions, partially offset by foreign rate differential and favorable permanent salt depletion deductions.
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
Restructuring charges for 2023 were $89.6 million compared to $25.3 million in 2022. The increase in charges was primarily due to our actions to reconfigure our global Epoxy asset footprint to optimize the most productive and cost-effective assets to support our operating model, which resulted in restructuring charges of $73.4 million for 2023.
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
The effective tax rate for 2023 included benefits associated with a legal entity liquidation, prior year tax positions, stock-based compensation, remeasurement of deferred taxes due to a decrease in our state effective tax rates and foreign rate changes, and from a change in tax contingencies, and an expense from a net increase in the valuation allowance related to deferred tax assets in foreign jurisdictions. These factors resulted in a net $29.4 million tax benefit. Excluding these items, the effective tax rate for 2023 of 24.4% was higher than the 21.0% U.S. federal statutory rate primarily due to state income tax, an increase in the valuation allowance related to losses in foreign jurisdictions and foreign income inclusions, partially offset by foreign rate differential and favorable permanent salt depletion deductions. The effective tax rate for 2022 included benefits associated with a legal entity liquidation, prior year tax positions, stock-based compensation, and remeasurement of deferred taxes due to a decrease in our state effective tax rates, and expenses associated with a net increase in the valuation allowance related to state tax credits and a change in tax contingencies. These factors resulted in a net $60.2 million tax benefit. Excluding these items, the effective tax rate for 2022 of 24.4% was higher than the 21.0% U.S. federal statutory rate primarily due to state income tax, an increase in the valuation allowance related to losses in foreign jurisdictions and foreign income taxes, partially offset by foreign income exclusions and favorable permanent salt depletion deductions.

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

	Years ended December 31,
	2024	2023	2022
Sales:	($ in millions)
Chlor Alkali Products and Vinyls	$3,630.2	$3,995.1	$5,085.0
Epoxy	1,226.3	1,329.2	2,690.5
Winchester	1,683.6	1,508.7	1,600.7
Total sales	$6,540.1	$6,833.0	$9,376.2

Income before taxes:
Chlor Alkali Products and Vinyls	$296.4	$664.2	$1,181.3
Epoxy	(85.0)	(31.0)	388.5
Winchester	237.9	255.6	372.9
Corporate/Other:
Environmental expense(1)	(30.2)	(23.7)	(23.2)
Other corporate and unallocated costs	(90.1)	(106.3)	(131.5)
Restructuring charges	(33.3)	(89.6)	(25.3)
Other operating income(2)	0.8	42.9	16.3
Interest expense(3)	(184.5)	(181.1)	(143.9)
Interest income	3.7	4.3	2.2
Non-operating pension income	26.0	24.0	38.7
Income before taxes	$141.7	$559.3	$1,676.0
(1)Environmental expense for the years ended December 31, 2023 and 2022, included $6.4 million and $1.0 million, respectively, of insurance recoveries for environmental costs incurred and expensed in prior periods. Environmental expense is included in cost of goods sold in the consolidated statements of operations.
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
(3)Interest expense was reduced by capitalized interest of $1.7 million, $2.8 million and $3.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Chlor Alkali Products and Vinyls
2024 Compared to 2023
Chlor Alkali Products and Vinyls sales for 2024 were $3,630.2 million compared to $3,995.1 million in 2023, a decrease of $364.9 million, or 9%. The sales decrease was primarily due to lower pricing, primarily caustic soda, partially offset by increased sales volumes associated with products purchased from other parties.
Chlor Alkali Products and Vinyls reported segment income of $296.4 million for 2024 compared to $664.2 million for 2023, a decrease of $367.8 million. The decrease in Chlor Alkali Products and Vinyls operating results were primarily due to lower pricing ($462.8 million), primarily caustic soda, the negative impact of Hurricane Beryl resulting in incremental costs to restore operations, unabsorbed fixed manufacturing costs, and reduced profit from lost sales ($93.6 million), and an unfavorable product mix ($42.7 million), partially offset by lower costs associated with products purchased from other parties ($123.4 million) and lower raw material and operating costs ($107.9 million). The Chlor Alkali Products and Vinyls 2023 segment results were negatively impacted by higher costs and reduced profit from lost sales associated with operating issues related to the second quarter’s maintenance turnaround at our vinyl chloride monomer plant at the Freeport, TX facility. Chlor Alkali Products and Vinyls segment results included depreciation and amortization expense of $424.6 million and $440.7 million in 2024 and 2023, respectively.

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
Epoxy
2024 Compared to 2023
Epoxy sales were $1,226.3 million for 2024 compared to $1,329.2 million in 2023, a decrease of $102.9 million, or 8%. The sales decrease was due to lower product prices ($148.3 million) and an unfavorable effect of foreign currency translation ($4.5 million), partially offset by increased sales volumes ($49.9 million), which were negatively impacted by Hurricane Beryl.
Epoxy reported segment loss of $85.0 million for 2024 compared to $31.0 million for 2023, a decrease in segment results of $54.0 million. The decrease was due to lower product prices ($148.3 million), which continues to be impacted by significant exports out of Asia into the European and North American markets, and the negative impact of Hurricane Beryl resulting in incremental costs to restore operations, unabsorbed fixed manufacturing costs, and reduced profit from lost sales ($32.7 million), partially offset by increased volumes and improved product mix ($76.4 million) and lower raw material and operating costs ($50.6 million). A significant percentage of our Euro denominated sales are of products manufactured within Europe. As a result, the impact of foreign currency translation on revenue is primarily offset by the impact of foreign currency translation on raw materials and manufacturing costs also denominated in Euros. Epoxy segment results included depreciation and amortization expense of $53.7 million and $57.4 million in 2024 and 2023, respectively.
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
Epoxy reported segment loss of $31.0 million for 2023 compared to segment income of $388.5 million for 2022, a decrease of $419.5 million. The decrease in segment results was due to lower product prices ($419.6 million) and lower volumes ($138.6 million), which were both impacted by significant exports out of Asia into the European and North American markets, partially offset by lower raw material and operating costs ($138.7 million). A significant percentage of our Euro denominated sales are of products manufactured within Europe. As a result, the impact of foreign currency translation on revenue is primarily offset by the impact of foreign currency translation on raw materials and manufacturing costs also denominated in Euros. Epoxy segment results included depreciation and amortization expense of $57.4 million and $83.3 million in 2023 and 2022, respectively.
Winchester
2024 Compared to 2023
Winchester sales were $1,683.6 million for 2024 compared to $1,508.7 million in 2023, an increase of $174.9 million, or 12%. The increase was due to higher sales to domestic and international military customers ($148.9 million) and higher sales to commercial customers ($30.1 million), partially offset by lower sales to law enforcement agencies ($4.1 million). Commercial sales were higher due to 2024 sales from White Flyer, partially offset by lower commercial ammunition sales.
Winchester reported segment income of $237.9 million for 2024 compared to $255.6 million for 2023, a decrease of $17.7 million. The decrease in segment results was due to higher commodity and operating costs ($19.2 million), including propellant costs, and lower product pricing ($10.9 million), partially offset by higher sales volumes ($12.4 million), which includes White Flyer. Winchester segment results included depreciation and amortization expense of $33.8 million and $27.2 million in 2024 and 2023, respectively.

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
Corporate/Other
2024 Compared to 2023
For the year ended December 31, 2024, charges to income for environmental investigatory and remedial activities were $30.2 million, compared to $23.7 million for the year ended December 31, 2023. These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites. For the year ended December 31, 2023, environmental expense included $6.4 million of insurance recoveries for environmental costs incurred and expensed in prior periods.
For 2024, other corporate and unallocated costs were $90.1 million compared to $106.3 million for 2023, a decrease of $16.2 million, or 15%. The decrease was primarily due to lower stock-based compensation costs ($18.0 million), which includes mark-to-market adjustments and a favorable foreign currency impact ($7.4 million), partially offset by higher consulting costs ($4.9 million) and increased legal and legal-related settlement expenses ($2.9 million).
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
Restructurings
On December 11, 2024, we announced we had made the decision to permanently close our Chlorine 3 manufacturing facility in Freeport, TX. We expect to incur additional restructuring charges through 2030 of approximately $35 million related to this action.
As a result of weak global resin demand and higher cost structures within the European region, we began a review of our global Epoxy asset footprint to optimize the most productive and cost-effective assets to support our strategic operating model. As part of this review, we announced operational cessations in the fourth quarter of 2022 and the first half of 2023 (collectively, Epoxy Optimization Plan). In connection with the Epoxy Optimization Plan for the years ended December 31, 2024 and 2023, we recorded pretax restructuring charges of $24.1 million and $73.4 million, respectively. We expect to incur additional restructuring charges through 2025 of approximately $10 million related to these actions.
In 2024 and 2023, we incurred charges of $9.2 million and $16.2 million, respectively, associated with other previously disclosed restructuring plans. We expect to incur additional restructuring charges through 2027 of approximately $35 million related to these actions. Discussion of our restructuring activity, including a description of each plan, is referenced under Item 8, within Note 5, “Restructuring Charges.” Pretax restructuring charges related to our actions include facility exit costs, lease and other contract termination costs, employee severance and related benefits costs and the write-off of equipment and facilities.

2025 OUTLOOK
We expect first quarter 2025 operating results from our Chemicals businesses to be lower than the fourth quarter 2024 as we expect both challenging industry conditions and our disciplined market participation to continue. We also expect our Winchester business first quarter 2025 results to decrease sequentially from fourth quarter 2024 due to softer consumer demand compounded by continued inventory destocking efforts by our retail customers. Overall, we expect Olin’s first quarter 2025 operating results to be lower than the fourth quarter 2024 levels.
Other corporate and unallocated costs in 2025 are expected to be higher than the $90.1 million in 2024.
During 2025, we anticipate environmental expenses in the $25 million to $35 million range, compared to $30.2 million in 2024.
We expect non-operating pension income in 2025 to be lower than the $26.0 million in 2024. Based on our plan assumptions and estimates, we will not be required to make any cash contributions to our domestic qualified defined benefit pension plan in 2025. We have several international qualified defined benefit pension plans for which we anticipate cash contributions of less than $5 million in 2025.
In 2025, we currently expect our capital spending to be in the $225 million to $250 million range. We expect 2025 depreciation and amortization expense to be in the $525 million range.
We currently believe the 2025 effective tax rate will be in the 25% to 30% range and our cash tax rate to be in the 60% to 70% range as a result of previously deferred international tax payments expected to be made in 2025.
PENSION AND POSTRETIREMENT BENEFITS
We recorded an after-tax benefit of $21.7 million ($29.7 million pretax) to shareholders’ equity as of December 31, 2024, for our pension and other postretirement plans. This charge primarily reflects a 50-basis point increase in the domestic pension plans’ discount rate and a 20-basis point increase in the international defined benefit pension plans’ discount rate, partially offset by unfavorable performance on plan assets during 2024. In 2023, we recorded an after-tax charge of $13.2 million ($18.1 million pretax) to shareholders’ equity as of December 31, 2023, for our pension and other postretirement plans. This charge primarily reflected a 30-basis point decrease in the domestic pension plans’ discount rate and a 50-basis point decrease in the international defined benefit pension plans’ discount rate, partially offset by a favorable performance on plan assets during 2023. In 2022, we recorded an after-tax benefit of $46.8 million ($72.1 million pretax) to shareholders’ equity as of December 31, 2022, for our pension and other postretirement plans. This benefit primarily reflected a 260-basis point increase in the domestic pension plans’ discount rate and a 230-basis point increase in the international defined benefit pension plans’ discount rate, partially offset by unfavorable performance on plan assets during 2022.
Based on our plan assumptions and estimates, we will not be required to make any cash contributions to the domestic qualified defined benefit pension plan at least through 2025.
In connection with international qualified defined benefit pension plans, we made cash contributions of $1.3 million, $1.0 million and $1.3 million in 2024, 2023 and 2022, respectively, and we anticipate less than $5 million of cash contributions to international qualified defined benefit pension plans in 2025.
At December 31, 2024, the projected benefit obligation of $2,013.4 million exceeded the market value of assets in our qualified defined benefit pension plans by $155.9 million, as calculated under Accounting Standards Codification (ASC) 715 “Compensation—Retirement Benefits”.
Components of net periodic benefit (income) costs were:

	Years ended December 31,
	2024	2023	2022
Net Periodic Benefit (Income) Costs	($ in millions)
Pension benefits	$(22.4)	$(20.7)	$(33.0)
Other postretirement benefit costs	2.1	3.1	3.8
The service cost component of net periodic benefit (income) costs related to employees of the operating segments are allocated to the operating segments based on their respective estimated census data.
We have included additional information with respect our defined benefit pension plans and other postretirement benefit plans within Item 8, Note 12, “Pension Plans,” and Note 13, “Postretirement Benefits,” of our notes to consolidated financial statements.

ENVIRONMENTAL MATTERS

	Years ended December 31,
	2024	2023	2022
Cash Outlays	($ in millions)
Remedial and investigatory spending (charged to reserve)	$27.3	$25.9	$24.6
Capital spending	1.0	1.3	1.5
Plant operations (charged to cost of goods sold)	177.0	176.2	178.8
Total cash outlays	$205.3	$203.4	$204.9
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
Total environmental-related cash outlays for 2025 are estimated to be approximately $220 million, of which approximately $25 million to $35 million is expected to be spent on investigatory and remedial efforts, approximately $5 million on capital projects and approximately $175 million on normal plant operations. Historically, we have funded our environmental capital expenditures through cash flow from operations and expect to do so in the future.
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
Our liabilities for future environmental expenditures were as follows:

	December 31,
	2024	2023
Environmental Liabilities	($ in millions)
Beginning balance	$153.6	$146.6
Charges to income	30.2	30.1
Remedial and investigatory spending	(27.3)	(25.9)
Other	—	2.8
Ending balance	$156.5	$153.6
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
We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we expect to incur to protect our interests against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $11.6 million at December 31, 2024. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and operation, maintenance and monitoring (OM&M) expenses that, in our experience, we expect to incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.

Environmental provisions charged to income, which are included in cost of goods sold, were as follows:

	Years ended December 31,
	2024	2023	2022
Environmental Expense	($ in millions)
Provisions charged to income	$30.2	$30.1	$24.2
Insurance recoveries(1)	—	(6.4)	(1.0)
Environmental expense	$30.2	$23.7	$23.2
(1)     Insurance recoveries for costs incurred and expensed in prior periods.
These charges relate primarily to remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites and may be material to operating results in future years.
We have included additional information with respect to environmental matters within Item 8, Note 20, “Environmental,” of our notes to consolidated financial statements.
LEGAL MATTERS AND CONTINGENCIES
Please see the discussion of legal matters and contingencies within Item 8, under the heading of “Legal Matters” within Note 22, “Commitments and Contingencies.”
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Data

	Years ended December 31,
	2024	2023	2022
Provided by (Used for)	($ in millions)
Net operating activities	$503.2	$974.3	$1,921.9
Capital expenditures	(195.1)	(236.0)	(236.9)
Business acquired in purchase transaction, net of cash acquired	—	(63.9)	—
Payments under other long-term supply contracts	(58.6)	(64.5)	(37.7)
Proceeds from disposition of property, plant and equipment	—	28.8	14.9
Investments in unconsolidated affiliates	(23.0)	—	—
Net investing activities	(283.7)	(340.8)	(259.7)
Long-term debt borrowings (repayments), net	169.7	85.9	(201.1)
Common stock repurchased and retired	(300.3)	(711.3)	(1,350.7)
Stock options exercised	23.9	25.4	25.7
Dividends paid	(94.2)	(101.0)	(116.2)
Contributions received from noncontrolling interests	—	44.1	—
Net financing activities	(212.6)	(656.9)	(1,646.7)
Operating Activities
For 2024, cash provided by operating activities decreased by $471.1 million from 2023, primarily due to a decrease in operating results and increased working capital compared to the prior year. For 2024, working capital increased $19.9 million, compared to a decrease of $68.6 million in 2023. Receivables increased by $119.4 million, primarily as a result of the termination of our accounts receivable factoring program. Accounts payable and accrued liabilities increased $72.8 million.
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
Investing Activities
Capital spending was $195.1 million and $236.0 million in 2024 and 2023, respectively. In 2025, we expect our capital spending to be in the $225 million to $250 million range. Our capital spending forecast represents capital spending to maintain our current operating facilities.

For the year ended December 31, 2024 and 2023, payments of $58.6 million and $64.5 million, respectively, were made under other long-term supply contracts for energy modernization projects on the U.S. Gulf Coast. Our payments for this project were completed in 2024.
For the year ended December 31, 2024, we contributed capital of $23.0 million in an unconsolidated affiliate, Hidrogenii, a joint venture between Plug Power, Inc. and Olin Corporation.
On October 1, 2023, Olin acquired the assets of White Flyer from Reagent for $63.9 million. The acquisition was financed with cash on hand.
For the year ended December 31, 2023, we received $28.5 million of cash proceeds from the sale of our domestic private trucking fleet and operations.
Financing Activities
During 2024 and 2023, activity of our outstanding debt included:

	Long-term Debt Borrowings (Repayments) for the Year Ended December 31,
	2024	2023
Debt Instruments	($ in millions)
Borrowings
Senior Revolving Credit Facility	$490.0	$375.0
Receivables Financing Agreements	591.9	332.7
Total borrowings	1,081.9	707.7
Repayments
Variable-rate Go Zone bonds, due 2024	(50.0)	—
Variable-rate Recovery Zone bonds, due 2024	(20.0)	—
Senior Revolving Credit Facility	(388.0)	(307.0)
Term Loan Facility	(8.8)	(8.7)
Receivables Financing Agreements	(445.4)	(304.2)
Finance leases	—	(1.9)
Total repayments	(912.2)	(621.8)
Long-term debt borrowings (repayments), net	$169.7	$85.9
In 2024, we paid debt issuance costs of $1.2 million associated with the 2024 Receivables Financing Agreement.
In 2024 and 2023, we repurchased and retired 5.9 million and 13.3 million shares, respectively, of common stock with a total value of $300.3 million and $711.3 million, respectively.
In 2024 and 2023, we issued 0.9 million and 1.0 million shares, respectively, with a total value of $23.9 million and $25.4 million, respectively, representing stock options exercised. For the year ended December 31, 2024, we withheld and paid $10.5 million for employee taxes on share-based payment arrangements.
The percent of total debt to total capitalization increased to 58.0% as of December 31, 2024, from 54.1% as of December 31, 2023, primarily as a result of a higher level of debt outstanding and lower shareholders’ equity, primarily due to common stock repurchases, partially offset by our operating results.
For the year ended December 31, 2023, we received $44.1 million of cash contributions from noncontrolling interests for BWA.
Dividends per common share were $0.80 in 2024 and 2023. Total dividends paid on common stock amounted to $94.2 million and $101.0 million in 2024 and 2023, respectively. On February 19, 2025, our Board of Directors declared a dividend of $0.20 per share on our common stock, payable on March 14, 2025, to shareholders of record on March 6, 2025.
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

Liquidity and Other Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, cash flow from operations and borrowings under our Senior Revolving Credit Facility and 2024 Receivables Financing Agreement. Additionally, we believe that we have access to the high yield debt and equity markets.
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
The Senior Revolving Credit Facility includes a $100.0 million letter of credit subfacility. At December 31, 2024, we had $1,029.6 million available under our $1,200.0 million Senior Revolving Credit Facility because we had $170.0 million borrowed under the facility and issued $0.4 million of letters of credit. During 2024, we partially utilized our Senior Revolving Credit Facility to repay $50.0 million of Go Zone and $20.0 million of Recovery Zone tax-exempt variable-rate bonds.
We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of December 31, 2024, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As a result of our restrictive covenant related to the net leverage ratio, the maximum additional borrowings available to us could be limited in the future. The limitation, if an amendment or waiver from our lenders is not obtained, could restrict our ability to borrow the maximum amounts available under the Senior Revolving Credit Facility and the 2024 Receivables Financing Agreement. As of December 31, 2024, there were no covenants or other restrictions that limited our ability to borrow.
We believe, based on current and projected levels of cash flow from our operations, together with our cash and cash equivalents on hand and the availability to borrow under our Senior Revolving Credit Facility and 2024 Receivables Financing Agreement, we have sufficient liquidity to meet our short-term and long-term needs to make required payments of interest on our debt, fund our operating needs, working capital, and capital expenditure requirements and comply with the financial ratios in our debt agreements.
On December 11, 2024, our Board of Directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $1.3 billion. This program will terminate upon the purchase of $1.3 billion of common stock. On July 28, 2022, our Board of Directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $2.0 billion. This program will terminate upon the purchase of $2.0 billion of common stock.
For the year ended December 31, 2024, 5.9 million shares of common stock have been repurchased and retired at a total value of $300.3 million. As of December 31, 2024, a cumulative total of 25.2 million shares were repurchased and retired at a total value of $1,301.1 million under the 2022 Repurchase Authorization program. As of December 31, 2024, $2.0 billion of common stock remained authorized to be repurchased under the 2022 and 2024 Repurchase Authorization programs.
On November 20, 2024, we entered into a $500.0 million receivables financing agreement (2024 Receivables Financing Agreement) which increased the borrowing limit of our existing $425.0 million receivables financing agreement (2022 Receivables Financing Agreement) by $75.0 million and extended the maturity date from October 14, 2025 to November 19, 2027 (collectively, the “Receivables Financing Agreements”).
Under the Receivables Financing Agreements, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the Receivables Financing Agreements incorporate the net leverage ratio covenant that is contained in the $1,550.0 million Senior Credit Facility. As of December 31, 2024 and 2023, we had $475.0 million and $328.5 million drawn under the 2024 and 2022 Receivables Financing Agreements, respectively. As of December 31, 2024, $628.3 million of our trade receivables were pledged as collateral and we had $22.1 million of additional borrowing capacity under the 2024 Receivables Financing Agreement, which was limited by our borrowing base. We paid debt issuance costs of $1.2 million associated with the 2024 Receivables Financing Agreement.
As part of the 2024 Receivables Financing Agreement, we terminated our trade accounts receivable factoring arrangements (AR Facilities), under which certain of our domestic and international subsidiaries could sell their accounts receivable. These receivables had qualified for sales treatment under ASC 860 “Transfers and Servicing” and, accordingly, the proceeds were included in net cash provided by operating activities in the consolidated statements of cash flows.

The following table summarizes the AR Facilities activity:

	December 31,
	2024	2023
AR Facilities	($ in millions)
Beginning balance	$63.3	$111.8
Gross receivables sold	552.1	899.0
Payments received from customers on sold accounts	(615.4)	(947.5)
Ending balance	$—	$63.3
The factoring discount paid under the AR Facilities was recorded as interest expense on the consolidated statements of operations. The factoring discount for the years ended December 31, 2024 and 2023 was $3.0 million and $4.7 million, respectively. The agreements were without recourse and therefore no recourse liability had been recorded as of December 31, 2023.
We have registered an undetermined number of securities with the SEC, so that, from time-to-time, we may issue debt securities, preferred stock and/or common stock and associated warrants in the public market under that registration statement.
Credit Ratings
We receive ratings from three independent credit rating agencies: Fitch Ratings (Fitch), Moody's Investor Service (Moody's) and Standard & Poor's (S&P). The following table summarizes our credit ratings as of January 31, 2025:

Credit Ratings	Long-term Rating	Outlook
Fitch Ratings	BBB-	Stable
Moody’s Investors Service	Ba1	Stable
Standard & Poor’s	BB+	Stable
On August 8, 2024, S&P affirmed Olin’s BB+ rating and revised its outlook from positive to stable. On June 24, 2024, Moody’s affirmed Olin’s Ba1 rating and stable outlook. On March 14, 2024, Fitch affirmed Olin’s BBB- rating and stable outlook.
Contractual Obligations
Our current debt structure is used to fund our business operations. As of December 31, 2024, we had long-term borrowings, including the current installment, of $2,842.2 million, of which $1,063.4 million was at variable rates. We expect to meet our contractual obligations through our normal sources of liquidity and believe we have the financial resources to satisfy these contractual obligations.
We have several defined benefit pension and defined contribution plans, as described in Note 12, “Pension Plans,” and Note 16, “Defined Contribution Plans,” in the notes to consolidated financial statements, contained in Item 8. We fund the defined benefit pension plans based on the minimum amounts required by law plus such amounts we deem appropriate. Given the inherent uncertainty as to actual minimum funding requirements for qualified defined benefit pension plans, no amounts are included in this table for any period beyond one year for the domestic qualified defined benefit plan. Based on the current funding requirements, we will not be required to make any cash contributions to the domestic qualified defined benefit pension plan at least through 2025. We also have postretirement healthcare plans that provide health and life insurance benefits to certain retired employees and their beneficiaries, as described in Note 13, “Postretirement Benefits,” in the notes to consolidated financial statements contained in Item 8. The defined contribution and other postretirement plans are not prefunded, and expenses are paid by us as incurred.

Our long-term contractual commitments associated with debt, contingent tax liabilities, pension and other postretirement benefits consisted of the following:

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Contractual Commitments	($ in millions)
Debt obligations(1)	$129.0	$1,460.0	$669.3	$598.3	$2,856.6
Interest payments under debt obligations(2)	153.2	277.6	120.5	24.9	576.2
Contingent tax liability	10.7	8.9	2.7	1.3	23.6
International qualified pension plan payments(3)	9.8	18.4	19.9	207.1	255.2
Non-qualified pension plan payments	0.4	0.8	0.8	1.5	3.5
Postretirement benefit payments	2.6	4.1	3.7	16.3	26.7
Total	$305.7	$1,769.8	$816.9	$849.4	$3,741.8
(1)Excludes unamortized debt issuance costs and unamortized bond original issue discount of $14.4 million at December 31, 2024. All debt obligations are assumed to be held until maturity.
(2)For the purposes of this table, we have assumed for all periods presented that there are no changes in the interest rates from those in effect at December 31, 2024, which ranged from 5.0% to 9.5%.
(3)These amounts are only estimated benefit payments for our foreign qualified pension plans, assuming a weighted average annual expected rate of return on pension plan assets of 4.3% and a discount rate on pension plan obligations of 3.4%. These estimated payments are subject to significant variation and the actual payments may be more than the amounts estimated. In connection with international qualified defined benefit pension plans we made cash contributions of $1.3 million, $1.0 million and $1.3 million in 2024, 2023 and 2022, respectively, and we anticipate less than $5 million of cash contributions to international qualified defined benefit pension plans in 2025.
Non-cancelable operating leases and purchasing commitments are utilized in our normal course of business for our projected needs. Our operating lease commitments as described in Item 8, Note 21, “Leases,” are primarily for railcars, but also include logistics, manufacturing, storage, real estate, and information technology assets. Virtually none of our lease agreements contain escalation clauses or step rent provisions. We also have supply contracts with various third parties for certain raw materials, including ethylene, electricity, propylene and cumene. These contracts have initial terms ranging from several to 20 years. Our long-term contractual commitments associated with operating leases and purchasing commitments consisted of the following:

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Lease and Purchase Commitments	($ in millions)
Lease Commitments
Operating leases	$75.4	$108.8	$77.3	$107.3	$368.8

Purchase Commitments
Raw materials / utilities	592.4	966.4	862.1	2,490.5	4,911.4
Capital expenditures	44.2	—	—	—	44.2
Total purchase commitments	$636.6	$966.4	$862.1	$2,490.5	$4,955.6
Other Guarantees
We also have standby letters of credit outstanding of $166.8 million of which $0.4 million have been issued under our Senior Revolving Credit Facility. The letters of credit were used to support certain long-term debt, workers compensation insurance policies, plant closure and post-closure obligations, international payment obligations and international pension funding requirements.
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
We use cash flow hedges for certain raw material and energy costs such as copper, zinc, ethane, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in our manufacturing process. Settlements on commodity derivative contracts resulted in (losses) gains of $(30.6) million, $(72.5) million, and $58.2 million in 2024, 2023, and 2022, respectively, which were included in cost of goods sold. At December 31, 2024, we had open derivative notional contract positions through 2028 totaling $204.5 million. If all open futures contracts had been settled on December 31, 2024, we would have recognized a pretax gain of $10.2 million.
If commodity prices were to remain at December 31, 2024 levels, approximately $6.5 million of deferred gains, net of tax, would be reclassified into earnings during the next twelve months. The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.
We use interest rate swaps as a means of minimizing cash flow fluctuations that may arise from volatility in interest rates of our variable-rate borrowings. We also use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps. There were no outstanding interest rate swaps at December 31, 2024 and 2023.
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

	December 31,
	2024	2023
Foreign Currency	($ in millions)
Buy	—	21.0
Sell	133.7	140.2
Our foreign currency forward contracts and certain commodity derivatives did not meet the criteria to qualify for hedge accounting. The effect on operating results of items not qualifying for hedge accounting was a gain (loss) of $17.0 million, $(15.7) million and $(27.3) million in 2024, 2023 and 2022, respectively.
The fair value of our derivative asset and liability balances were:

	December 31,
	2024	2023
Derivative Assets and Liabilities	($ in millions)
Other current assets	$14.5	$2.1
Other assets	2.0	3.2
Total derivative asset	$16.5	$5.3
Accrued liabilities	$3.3	$31.9
Other liabilities	0.4	0.5
Total derivative liability	$3.7	$32.4
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
Energy costs, including electricity and natural gas, and certain raw materials used in our production processes are subject to price volatility. Depending on market conditions, we may enter into futures contracts, forward contracts, commodity swaps and put and call option contracts in order to reduce the impact of commodity price fluctuations. As of December 31, 2024, we maintained open positions on commodity contracts with a notional value totaling $204.5 million ($191.0 million at December 31, 2023). Assuming a hypothetical 10% increase in commodity prices, which are currently hedged, as of December 31, 2024, we would experience a $20.5 million ($19.1 million at December 31, 2023) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.
We transact business in various foreign currencies other than the USD which exposes us to movements in exchange rates which may impact revenue and expenses, assets and liabilities and cash flows. Our significant foreign currency exposure is denominated with European currencies, primarily the Euro, although exposures also exist in other currencies of Asia Pacific, Latin America, Middle East and Africa. For all derivative positions, we evaluated the effects of a 10% shift in exchange rates between those currencies and the USD, holding all other assumptions constant. Unfavorable currency movements of 10% would negatively affect the fair values of the derivatives held to hedge currency exposures by $13.4 million ($16.1 million at December 31, 2023). These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.
We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Our current debt structure is used to fund business operations, and commitments from banks under our Senior Revolving Credit Facility and 2024 Receivables Financing Agreement are sources of liquidity. As of December 31, 2024, we had long-term borrowings, including current installments of long-term debt and finance lease obligations, of $2,842.2 million ($2,670.1 million at December 31, 2023) of which $1,063.4 million ($893.7 million at December 31, 2023) was issued at variable rates. Included within long-term borrowings on the consolidated balance sheets were deferred debt issuance costs and unamortized bond original issue discount.
Assuming no changes in the $1,063.4 million of variable-rate debt levels from December 31, 2024, we estimate that a hypothetical change of 100-basis points in the secured overnight financing rate (SOFR) from 2024 would impact annual interest expense by $10.6 million.

If the actual changes in commodities, foreign currency or interest pricing are substantially different than expected, the net impact of commodity risk, foreign currency risk or interest rate risk on our cash flow may be materially different than that disclosed above.
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
The management of Olin Corporation has assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013) to guide our analysis and assessment. Based on our assessment as of December 31, 2024, the company’s internal control over financial reporting was effective based on those criteria.
Our independent registered public accountants, KPMG LLP, have audited and issued a report on our internal control over financial reporting, which appears in this Form 10-K.

/s/ Kenneth Lane
Kenneth Lane
President and Chief Executive Officer

/s/ Todd A. Slater
Todd A. Slater
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Olin Corporation:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Olin Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Evaluation of Environmental Obligations
As discussed in notes 2 and 20 to the consolidated financial statements, the Company has recorded liabilities for future environmental expenditures of $156.5 million as of December 31, 2024. The Company accrues a liability for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based upon current law and existing technologies. The liability is adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available.
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
February 20, 2025

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets
(In millions, except per share data)

	December 31,
Assets	2024	2023
Current assets:
Cash and cash equivalents	$175.6	$170.3
Receivables, net	1,007.8	874.7
Income taxes receivable	11.5	15.3
Inventories, net	823.5	858.8
Other current assets	61.4	54.1
Total current assets	2,079.8	1,973.2
Property, plant and equipment, net	2,328.4	2,519.6
Operating lease assets, net	302.2	344.7
Deferred income taxes	53.4	87.4
Other assets	1,185.1	1,118.5
Intangible assets, net	206.6	245.8
Goodwill	1,423.6	1,424.0
Total assets	$7,579.1	$7,713.2
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$129.0	$78.8
Accounts payable	861.6	775.4
Income taxes payable	141.3	154.7
Current operating lease liabilities	64.8	69.3
Accrued liabilities	435.5	450.0
Total current liabilities	1,632.2	1,528.2
Long-term debt	2,713.2	2,591.3
Operating lease liabilities	243.2	283.1
Accrued pension liability	197.7	225.8
Deferred income taxes	430.5	476.2
Other liabilities	306.9	340.3
Total liabilities	5,523.7	5,444.9
Commitments and contingencies
Shareholders’ equity:
Common stock, $1.00 par value per share:
Authorized, 240.0 shares; issued and outstanding, 115.7 and 120.2 shares	115.7	120.2
Additional paid-in capital	—	24.8
Accumulated other comprehensive loss	(450.1)	(496.3)
Retained earnings	2,357.5	2,583.7
Olin Corporation’s shareholders’ equity	2,023.1	2,232.4
Noncontrolling interests	32.3	35.9
Total equity	2,055.4	2,268.3
Total liabilities and equity	$7,579.1	$7,713.2

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations
(In millions, except per share data)

	Year Ended December 31,
	2024	2023	2022
Sales	$6,540.1	$6,833.0	$9,376.2
Operating expenses:
Cost of goods sold	5,802.6	5,667.5	7,194.3
Selling and administrative	408.5	406.7	393.9
Restructuring charges	33.3	89.6	25.3
Other operating income	0.8	42.9	16.3
Operating income	296.5	712.1	1,779.0
Interest expense	184.5	181.1	143.9
Interest income	3.7	4.3	2.2
Non-operating pension income	26.0	24.0	38.7
Income before taxes	141.7	559.3	1,676.0
Income tax provision	36.7	107.3	349.1
Net income	105.0	452.0	1,326.9
Net loss attributable to noncontrolling interests	(3.6)	(8.2)	—
Net income attributable to Olin Corporation	$108.6	$460.2	$1,326.9

Net income attributable to Olin Corporation per common share:
Basic	$0.92	$3.66	$9.16
Diluted	$0.91	$3.57	$8.94
Average common shares outstanding:
Basic	117.8	125.9	144.9
Diluted	119.5	128.8	148.5

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2024	2023	2022
Net income	$105.0	$452.0	$1,326.9
Other comprehensive income (loss), net of tax:
Foreign currency translation	(6.2)	(1.1)	(27.7)
Cash flow hedges	26.2	14.1	(55.3)
Pension and postretirement benefits	26.2	(13.4)	75.1
Total other comprehensive income (loss), net of tax	46.2	(0.4)	(7.9)
Comprehensive income	151.2	451.6	1,319.0
Comprehensive loss attributable to noncontrolling interests	(3.6)	(8.2)	—
Comprehensive income attributable to Olin Corporation	$154.8	$459.8	$1,319.0

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(In millions, except per share data)

	Year Ended December 31,
	2024	2023	2022
Common Stock
Balance at beginning of year	$120.2	$132.3	$156.8
Common stock repurchased and retired	(5.9)	(13.3)	(25.7)
Common stock issued for:
Stock options exercised	0.9	1.0	1.1
Other transactions	0.5	0.2	0.1
Balance at end of year	115.7	120.2	132.3
Additional Paid-In Capital
Balance at beginning of year	24.8	682.7	1,969.6
Common stock repurchased and retired	(53.8)	(698.0)	(1,325.0)
Common stock issued for:
Stock options exercised	23.0	24.4	24.6
Other transactions	(3.4)	1.6	3.0
Stock-based compensation	9.4	14.1	10.5
Balance at end of year	—	24.8	682.7
Accumulated Other Comprehensive Loss
Balance at beginning of year	(496.3)	(495.9)	(488.0)
Other comprehensive income (loss), net of tax	46.2	(0.4)	(7.9)
Balance at end of year	(450.1)	(496.3)	(495.9)
Retained Earnings
Balance at beginning of year	2,583.7	2,224.5	1,013.8
Net income	108.6	460.2	1,326.9
Common stock dividends paid	(94.2)	(101.0)	(116.2)
Common stock repurchased and retired	(240.6)	—	—
Balance at end of year	2,357.5	2,583.7	2,224.5
Olin Corporation’s Shareholders’ Equity	2,023.1	2,232.4	2,543.6

Noncontrolling Interests
Balance at beginning of year	35.9	—	—
Net loss attributable to noncontrolling interest	(3.6)	(8.2)	—
Contributions from noncontrolling interests	—	44.1	—
Balance at end of year	32.3	35.9	—
Total Equity	$2,055.4	$2,268.3	$2,543.6

Dividends declared per share of common stock	$0.80	$0.80	$0.80

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions)

	Years Ended December 31,
	2024	2023	2022
Operating Activities
Net income	$105.0	$452.0	$1,326.9
Adjustments to reconcile net income to net cash and cash equivalents provided by (used for) operating activities:
Depreciation and amortization	518.1	533.4	598.8
Gains on disposition of property, plant and equipment	—	(27.0)	(13.0)
Stock-based compensation	17.1	18.6	14.1
Write-off of equipment and facility included in restructuring charges	—	17.7	—
Deferred income taxes	(33.7)	(55.6)	(32.4)
Qualified pension plan contributions	(1.3)	(1.1)	(1.3)
Qualified pension plan income	(23.3)	(21.0)	(33.1)
Change in assets and liabilities:
Receivables	(119.4)	65.4	160.8
Income taxes receivable/payable	(1.6)	45.8	(2.9)
Inventories	25.9	94.4	(86.3)
Other current assets	2.4	(3.1)	15.9
Accounts payable and accrued liabilities	72.8	(133.9)	(22.3)
Other assets	(28.4)	(23.4)	(2.6)
Other noncurrent liabilities	(35.1)	15.8	(0.7)
Other operating activities	4.7	(3.7)	—
Net operating activities	503.2	974.3	1,921.9
Investing Activities
Capital expenditures	(195.1)	(236.0)	(236.9)
Business acquired in purchase transaction, net of cash acquired	—	(63.9)	—
Payments under other long-term supply contracts	(58.6)	(64.5)	(37.7)
Proceeds from disposition of property, plant and equipment	—	28.8	14.9
Investments in unconsolidated affiliates	(23.0)	—	—
Other investing activities	(7.0)	(5.2)	—
Net investing activities	(283.7)	(340.8)	(259.7)
Financing Activities
Long-term debt:
Borrowings	1,081.9	707.7	415.0
Repayments	(912.2)	(621.8)	(616.1)
Common stock repurchased and retired	(300.3)	(711.3)	(1,350.7)
Stock options exercised	23.9	25.4	25.7
Employee taxes paid for share-based payment arrangements	(10.5)	—	—
Dividends paid	(94.2)	(101.0)	(116.2)
Debt issuance costs	(1.2)	—	(4.4)
Contributions received from noncontrolling interests	—	44.1	—
Net financing activities	(212.6)	(656.9)	(1,646.7)
Effect of exchange rate changes on cash and cash equivalents	(1.6)	(0.3)	(2.0)
Net increase (decrease) in cash and cash equivalents	5.3	(23.7)	13.5
Cash and cash equivalents, beginning of year	170.3	194.0	180.5
Cash and cash equivalents, end of year	$175.6	$170.3	$194.0

Cash paid for interest and income taxes:
Interest, net	$180.9	$176.8	$141.7
Income taxes, net of refunds	105.7	111.7	356.6

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS
Olin Corporation (Olin) is a Virginia corporation, incorporated in 1892, having its principal executive offices in Clayton, MO. We are a leading vertically integrated global manufacturer and distributor of chemical products and a leading U.S. manufacturer of ammunition. Our operations are concentrated in three business segments: Chlor Alkali Products and Vinyls, Epoxy and Winchester. All of our business segments are capital-intensive manufacturing businesses. The Chlor Alkali Products and Vinyls segment manufactures and sells chlorine and caustic soda, ethylene dichloride and vinyl chloride monomer, methyl chloride, methylene chloride, chloroform, carbon tetrachloride, perchloroethylene, hydrochloric acid, hydrogen, bleach products and potassium hydroxide. The Epoxy segment produces and sells a full range of epoxy materials and precursors, including aromatics (acetone and phenol), allyl chloride, epichlorohydrin, liquid epoxy resins, solid epoxy resins and formulated solutions products such as converted epoxy resins and additives. The Winchester segment produces and sells sporting ammunition, reloading components, small caliber military ammunition and components, industrial cartridges, and clay targets.
NOTE 2. ACCOUNTING POLICIES
The preparation of the consolidated financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from those estimates.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with the accounting principles generally accepted in the United States.
Principles of Consolidation
The consolidated financial statements include the accounts of Olin and all majority-owned subsidiaries. Investments in affiliates where Olin does not exercise control are accounted for using the equity method of accounting. Accordingly, we include only our share of earnings or losses of these affiliates in consolidated net income (loss).
On January 10, 2023, Blue Water Alliance (BWA), our joint venture with Mitsui & Co., Ltd. (Mitsui), began operations. BWA is an independent global trader of Electrochemical Unit (ECU)-based derivatives, focused on globally traded caustic soda and ethylene dichloride. Olin holds 51% interest and exercises control in BWA, and the joint venture is included in our consolidated financial statements in our Chlor Alkali Products and Vinyls segment, with Mitsui’s 49% interest in BWA classified as noncontrolling interest. All intercompany accounts and transactions are eliminated in consolidation.
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
A performance obligation is a promise in a contract to transfer a distinct good to the customer. At contract inception, we assess the goods promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a good (or bundle of goods) that is distinct. A contract’s transaction price is based on the price stated in the contract and allocated to each distinct performance obligation and revenue is recognized when the performance obligation is satisfied. Substantially all of our contracts have a single distinct performance obligation or multiple performance obligations which are distinct and represent individual promises within the contract. Substantially all of our performance obligations are satisfied at a single point in time, when control is transferred, which is generally upon shipment or delivery as stated in the contract terms. In some instances, primarily related to governmental contracts within our Winchester business, we recognize revenue over-time as control of the promised goods or services is being transferred to the customer using the cost-to-cost method of accounting. We believe this is an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of our work and transfer of control to our customers. For the years ended December 31, 2024, 2023 and 2022, revenue recognized over time represented $206.5 million, $104.8 million and $57.8 million, respectively.
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
The timing of our customer billings does not always match the timing of our revenue recognition. When the Company is entitled to bill a customer in advance of the recognition of revenue, a contract liability is recognized. When the Company is not entitled to bill a customer until a period after the related recognition of revenue, a contract asset is recognized. Contract liabilities were $23.2 million and $34.8 million as of December 31, 2024 and 2023, respectively, and are included as a component of accrued liabilities and other liabilities in our consolidated balance sheets. Contract assets were $26.7 million and $20.1 million as of December 31, 2024 and 2023, respectively, and are included as a component of other current assets and other assets in our consolidated balance sheets. Substantially all our contract liabilities, net of contract assets, are expected to be realized within one year, when the related performance obligations are satisfied.
Cost of Goods Sold and Selling and Administrative Expenses
Cost of goods sold includes the costs of inventory sold, related purchasing, distribution and warehousing costs, costs incurred for shipping and handling, depreciation and amortization expense related to these activities and environmental remediation costs and recoveries. Selling and administrative expenses include personnel costs associated with sales, marketing and administrative, research and development, legal and legal-related costs, stock-based compensation, including mark-to-market adjustments, consulting and professional services fees, advertising expenses, depreciation expense related to these activities, foreign currency translation and other similar costs.
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
Short-Term Investments
We classify our marketable securities as available-for-sale, which are reported at fair market value with unrealized gains and losses included in accumulated other comprehensive loss, net of applicable taxes. The fair value of marketable securities is determined by quoted market prices. Realized gains and losses on sales of investments, as determined on the specific identification method, and declines in value of securities judged to be other-than-temporary are included in other income (expense) in the consolidated statements of operations. Interest and dividends on all securities are included in interest income and other income (expense), respectively. As of December 31, 2024 and 2023, no short-term investments were recorded on our consolidated balance sheets.
Accounts Receivable and Credit Risk
We evaluate the collectability of financial instruments based on our current estimate of credit losses expected to be incurred over the life of the financial instrument. The only significant financial instrument which creates exposure to credit losses are customer accounts receivables. Credit is extended based upon the evaluation of a customer’s financial condition and, generally, collateral is not required. We measure credit losses on uncollected accounts receivable through an allowance for doubtful accounts receivable which is based on a combination of factors including both historical collection experience and reasonable estimates that affect the expected collectability of the receivable. These factors include historical bad debt experience, industry conditions of the customer or group of customers, geographical region, credit ratings and general market conditions. We group receivables together for purposes of estimating credit losses when customers have similar risk characteristics; otherwise, the estimation is performed on the individual receivable. Our accounts receivables are predominantly derived from sales denominated in USD or the Euro.
This estimate is periodically adjusted when we become aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. While we have a large number of customers that operate in diverse businesses and are geographically dispersed, a general economic downturn in any of the industry segments in which we operate could result in higher-than-expected defaults, and, therefore, the need to revise estimates for the allowance for doubtful accounts could occur.
Our consolidated balance sheets included an allowance for doubtful accounts receivables of $11.8 million and $13.1 million and other receivables of $94.6 million and $85.3 million at December 31, 2024 and 2023, respectively, which were included in receivables, net.
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
Property, plant and equipment are reviewed for impairment when conditions indicate that the carrying values of the asset group may not be recoverable. Such impairment conditions include an extended period of idleness or a plan of disposal. If such impairment indicators are present or other factors exist that indicate that the carrying amount of an asset group may not be recoverable, we determine whether impairment has occurred through the use of an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist. For our Chlor Alkali Products and Vinyls, Epoxy and Winchester segments, the lowest level for which identifiable cash flows exist is the operating facility level or an appropriate grouping of operating facilities level, which represents the asset group. The amount of impairment loss, if any, is measured by the difference between the net book value of the assets and the estimated fair value of the related asset group. See Note 8, “Property, Plant and Equipment,” for additional information.
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
Most leases include one or more options to renew, with renewal terms that can extend the lease term from one-to-many years. The exercise of lease renewal options is typically at our sole discretion. Certain leases also include options to purchase the leased asset. We do not include options to renew or purchase leased assets in the measurement of lease liabilities unless those options are highly certain of exercise. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. We have operating leases with terms that require us to guarantee a portion of the residual value of the leased assets upon termination of the lease as well as other guarantees. These residual value guarantees consist primarily of leases for railcars. Residual value guarantee payments that become probable and estimable are accrued as part of the lease liability and recognized over the remaining life of the applicable lease. Our current expectation is that the likelihood of material residual guarantee payments is remote. We utilize the interest rate implicit in the lease to determine the lease liability when the interest rate can be determined. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. We estimate the incremental borrowing rate based on the geographic region for which we would borrow, on a secured basis of the lease asset, at an amount equal to the lease payments over a similar time period as the lease term. We have no additional restrictions or covenants imposed by our lease contracts. See Note 21, “Leases,” for additional information.
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
The activities of our asset retirement obligations were as follows:

	December 31,
	2024	2023
Asset Retirement Obligation Activity	($ in millions)
Beginning balance	$72.8	$66.3
Accretion	5.0	3.3
Spending	(5.4)	(5.0)
Adjustments	19.6	8.2
Ending balance	$92.0	$72.8
At December 31, 2024 and 2023, our consolidated balance sheets included an asset retirement obligation of $79.2 million and $63.3 million, respectively, which were classified as other noncurrent liabilities.

In 2024 and 2023, we had net adjustments that increased the asset retirement obligation by $19.6 million and $8.2 million, respectively, which were primarily comprised of increases in estimated costs for certain assets.
Comprehensive Income (Loss)
Accumulated other comprehensive loss consists of foreign currency translation adjustments, pension and postretirement liability adjustments, pension and postretirement amortization of prior service costs and actuarial gains (losses) and unrealized gains (losses) on derivative contracts.
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
During the fourth quarter of 2024, we performed our qualitative assessment of goodwill. Based upon our qualitative impairment assessment, it was more likely than not that the fair value of each of our reporting units was greater than its carrying amount as of December 31, 2024. No impairment charges on goodwill were recorded for 2024, 2023 or 2022.
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
During the fourth quarter of 2024, we performed our qualitative assessment of our intangible assets. Based on our qualitative impairment assessment, it is more likely than not that the fair value of our intangible assets is greater than the carrying amount as of December 31, 2024. No impairment on our intangible assets was recorded in 2024, 2023 or 2022.
See Note 10, “Goodwill and Intangible Assets,” for additional information.
Environmental Liabilities and Expenditures
Accruals (charges to income) for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based upon current law and existing technologies. These amounts, which are not discounted and are exclusive of claims against third parties, are adjusted periodically as assessment and remediation efforts progress or additional technical or legal information becomes available. Environmental costs are capitalized if the costs increase the value of the property and/or mitigate or prevent contamination from future operations. See Note 20, “Environmental,” for additional information.
Income Taxes
Deferred taxes are provided for differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided to offset deferred tax assets if, based on the available evidence, it is more likely than not that some or all of the value of the deferred tax assets will not be realized. See Note 14, “Income Taxes,” for additional information.
Derivative Financial Instruments
We are exposed to market risk in the normal course of our business operations due to our purchases of certain commodities, our ongoing investing and financing activities and our operations that use foreign currencies. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. We have established policies and procedures governing our management of market risks and the use of financial instruments to manage exposure to such risks. We use hedge accounting treatment for a significant amount of our business transactions whose risks are covered using derivative instruments. The hedge accounting treatment provides for the deferral of gains or losses on derivative instruments until such time as the related transactions occur. See Note 23, “Derivative Financial Instruments,” for additional information.
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
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments. Since our long-term debt instruments may not be actively traded, the inputs used to measure the fair value of our long-term debt are based on current market rates for debt of similar risk and maturities and is classified as Level 2 in the fair value measurement hierarchy. As of December 31, 2024 and 2023, the fair value measurements of debt were $2,779.0 million and $2,626.2 million, respectively.
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by ASC 820. There were no assets measured at fair value on a nonrecurring basis as of December 31, 2024 and 2023.
Retirement-Related Benefits
We account for our defined benefit pension plans and non-pension postretirement benefit plans using actuarial models required by ASC 715 “Compensation—Retirement Benefits”. These models use an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over the average remaining service lives of the employees in the plan. Changes in liability due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as actuarial gains or losses. The principle underlying the required attribution approach is that employees render service over their average remaining service lives on a relatively smooth basis and, therefore, the accounting for benefits earned under the pension or non-pension postretirement benefits plans should follow the same relatively smooth pattern. Substantially all domestic defined benefit pension plan participants are no longer accruing benefits; therefore, actuarial gains and losses are amortized based upon the remaining life expectancy of the inactive plan participants. For the years ended December 31, 2024 and 2023, the average remaining life expectancy of the inactive participants in the domestic defined benefit pension plan was 16 years and 17 years, respectively.
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

Stock-Based Compensation
We measure the cost of employee services received in exchange for an award of equity instruments, such as stock options, performance shares and restricted stock, based on the grant-date fair value of the award. This cost is recognized over the period during which an employee is required to provide service in exchange for the award, the requisite service period (usually the vesting period). An initial measurement is made of the cost of employee services received in exchange for an award of liability instruments based on its current fair value and the value of that award is subsequently remeasured at each reporting date through the settlement date. Changes in fair value of liability awards during the requisite service period are recognized as compensation cost over that period. See Note 17, “Stock-based Compensation,” for additional information.
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
The transactions are accounted for as liability or equity transactions and also as share retirements, similar to our other share repurchase activity, when the shares are received, at which time there is an immediate reduction in the weighted-average common shares calculation for basic and diluted earnings per share. As we repurchase our common shares, we reduce common stock for the $1 par value of the shares repurchased, with the excess purchase price over par value recorded as a reduction of additional paid-in capital. If additional paid-in capital is reduced to zero, we record the remainder of the excess purchase price over par value as a reduction of retained earnings.
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
NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which expands the disclosure requirements in the notes to the financial statements on certain costs and expenses on an interim and annual basis. The new requirements are effective for the Company’s annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with the option to early adopt at any time before the effective date. ASU 2024-03 requires adoption on a prospective basis, with the option for retrospective application. While the ASU implements further disclosure requirements, it does not change how an entity calculates and/or records its expenses, and it will have no impact on the Company’s consolidated financial statements. We are currently evaluating the impact of the final rule on our disclosures.
In March 2024, the SEC issued SEC Release Nos. 33-11275 and 34-99678, Enhancement and Standardization of Climate-Related Disclosures for Investors, to enhance and standardize the climate-related disclosures provided by public companies. The final rule will require the disclosure of greenhouse gas emissions, including Scope 1 and Scope 2 emissions, which will be subject to third-party assurance, as well as climate-related targets and goals, and how the Board of Directors and management oversee climate-related risks. Within the notes to financial statements, the final rule requires disclosure of expenditures recognized, subject to certain thresholds, attributable to severe weather events. The final rule follows a compliance phase-in timeline, with the first requirements required to be adopted with our fiscal year ending December 31, 2025, followed in later years by greenhouse gas-related requirements. On April 4, 2024, the SEC voluntarily stayed the implementation of these disclosure requirements; however, we are currently evaluating the impact on our disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company’s annual periods beginning after December 15, 2024, with the option to early adopt at any time before the effective date. ASU 2023-09 allows for adoption on a prospective or retrospective basis. We will adopt this standard beginning with our fiscal year ending December 31, 2025. We are currently evaluating the impact of the standard on our consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures. ASU 2023-07 will improve reportable segment disclosure requirements, primarily through enhanced segment expense disclosures on an interim and annual basis. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with the option to early adopt at any time before the effective date. ASU 2023-07 requires adoption on a retrospective basis. We adopted the new standard effective December 31, 2024 which did not have a material impact on our consolidated financials. Upon adoption, we have enhanced our segment disclosures to include the presentation of cost of goods sold by segment and the disclosure of our chief operating decision maker (CODM). See Note 19, “Segment Information,” for additional information.
NOTE 4. ACQUISITIONS
On October 1, 2023, Olin acquired the assets of White Flyer Targets, LLC (White Flyer) from Reagent Diversified Holdings, Inc. for $63.5 million. The acquisition was financed with cash on hand. White Flyer designs, manufactures and sells recreational trap, skeet, international and sporting clay targets and has been included in Olin’s Winchester segment. We recorded the aggregate excess purchase price over identifiable net tangible and intangible assets acquired and liabilities assumed, which included final allocation of $2.4 million of goodwill allocated to our Winchester segment and $4.5 million of intangible assets subject to amortization. The final total assets acquired, excluding goodwill and intangibles, and liabilities assumed amounted to $66.6 million and $10.0 million, respectively. The acquisition is not material, and therefore, supplemental pro forma financial information is not provided.
Subsequent Event
On January 21, 2025, Olin announced the signing of a definitive agreement with AMMO, Inc. to acquire AMMO, Inc.’s small caliber ammunition manufacturing assets for $75 million, subject to customary terms, closing conditions and post-closing adjustments. The acquisition includes AMMO Inc.’s brass shellcase capabilities and their 185,000 square foot production facility located in Manitowoc, WI. The acquisition will be financed with cash on hand and is expected to close in the second quarter of 2025.
NOTE 5. RESTRUCTURING CHARGES
On December 11, 2024, we announced we had made the decision to permanently close our Chlorine 3 manufacturing facility in Freeport, TX. We expect to incur additional restructuring charges through 2030 of approximately $35 million related to this action.
As a result of weak global resin demand and higher cost structures within the European region, we began a review of our global Epoxy asset footprint to optimize the most productive and cost-effective assets to support our operating model. As part of this review, we announced operational cessations in the fourth quarter of 2022 and the first half of 2023 (collectively, Epoxy Optimization Plan).
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
On December 11, 2019, we announced that we had made the decision to permanently close a chlor alkali plant with a capacity of 230,000 tons and our vinylidene chloride (VDC) production facility, both in Freeport, TX (collectively, Freeport 2019 Plan). The VDC facility and related chlor alkali plant were closed during the fourth quarter of 2020 and second quarter of 2021, respectively. We expect to incur additional restructuring charges through 2026 of approximately $10 million related to these actions.

Pretax restructuring charges related to these actions include facility exit costs, lease and other contract termination costs, employee severance and related benefits costs and the write-off of equipment and facilities. Pretax restructuring charges, by plan, for the years ended December 31, 2024 , 2023 and 2022 were as follows:

	Years Ended December 31,
	2024	2023	2022
Pretax Restructuring Charges	($ in millions)
Epoxy Optimization Plan	$24.1	$73.4	$8.0
McIntosh Plan	2.0	4.7	8.3
Freeport 2021 Plan	1.5	4.0	2.6
Freeport 2019 Plan	5.7	7.5	6.0
Total restructuring charges	$33.3	$89.6	$25.3
The following table summarizes the 2024, 2023 and 2022 activities by major component of these restructuring actions and the remaining balances of accrued restructuring costs as of December 31, 2024, 2023 and 2022:

	Employee Severance and Related Benefit Costs	Lease and Other Contract Termination Costs	Facility Exit Costs	Write-off of Equipment and Facility	Total
Restructuring Activity by Component	($ in millions)
Balance at January 1, 2022	$6.9	$5.4	$—	$—	$12.3
Restructuring charges	7.4	1.1	13.5	3.3	25.3
Amounts utilized	(4.9)	(2.3)	(13.5)	(3.3)	(24.0)
Balance at December 31, 2022	9.4	4.2	—	—	13.6
Restructuring charges	8.4	29.1	34.4	17.7	89.6
Amounts utilized	(7.0)	(16.6)	(34.4)	(17.7)	(75.7)
Balance at December 31, 2023	10.8	16.7	—	—	27.5
Restructuring charges	1.9	4.2	27.2	—	33.3
Amounts utilized	(9.6)	(15.7)	(27.2)	—	(52.5)
Balance at December 31, 2024	$3.1	$5.2	$—	$—	$8.3
The following table summarizes the cumulative restructuring charges of these restructuring actions by major component through December 31, 2024:

	Chlor Alkali Products and Vinyls			Epoxy	Total
	McIntosh Plan	Freeport 2021 Plan	Freeport 2019 Plan	Epoxy Optimization Plan
Cumulative Restructuring Charges	($ in millions)
Write-off of equipment and facility	$2.7	$—	$58.9	$18.3	$79.9
Employee severance and related benefit costs	—	—	2.1	16.9	19.0
Facility exit costs	11.4	14.6	24.8	36.5	87.3
Lease and other contract termination costs	6.4	—	—	33.9	40.3
Total cumulative restructuring charges	$20.5	$14.6	$85.8	$105.6	$226.5
As of December 31, 2024, we have incurred cash expenditures of $138.2 million and non-cash charges of $80.0 million related to these restructuring actions. The remaining balance of $8.3 million is expected to be paid out through 2027.
NOTE 6. EARNINGS PER SHARE
Basic and diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted net income (loss) per share reflects the dilutive effect of stock-based compensation.

	Years ended December 31,
	2024	2023	2022
Computation of Net Income per Share	(In millions, except per share data)
Net income attributable to Olin Corporation	108.6	460.2	1,326.9
Basic shares	117.8	125.9	144.9
Basic net income attributable to Olin Corporation per share	$0.92	$3.66	$9.16
Diluted shares:
Basic shares	117.8	125.9	144.9
Stock-based compensation	1.7	2.9	3.6
Diluted shares	119.5	128.8	148.5
Diluted net income attributable to Olin Corporation per share	$0.91	$3.57	$8.94
The computation of dilutive shares from stock-based compensation does not include 1.9 million, 1.2 million and 0.8 million shares in 2024, 2023 and 2022, respectively, as their effect would have been anti-dilutive.
NOTE 7. INVENTORIES

	December 31,
	2024	2023
Inventories	($ in millions)
Supplies	$149.3	$160.3
Raw materials	185.2	171.1
Work in process	173.1	153.5
Finished goods	467.3	507.6
Inventories excluding LIFO reserve	974.9	992.5
LIFO reserve	(151.4)	(133.7)
Inventories, net	$823.5	$858.8
Inventories valued using the LIFO method comprised 61% and 56% of the total inventories at December 31, 2024 and 2023, respectively. The replacement cost of our inventories would have been approximately $151.4 million and $133.7 million higher than that reported at December 31, 2024 and 2023, respectively.
NOTE 8. PROPERTY, PLANT AND EQUIPMENT

		December 31,
	Useful Lives	2024	2023
Property Plant and Equipment		($ in millions)
Land and improvements to land	10-20 Years(1)	$287.2	$283.1
Buildings and building equipment	10-30 Years	440.8	442.7
Machinery and equipment	3-20 Years	6,626.7	6,410.5
Leasehold improvements	3-11 Years	8.6	8.5
Construction in progress		154.3	201.2
Property, plant and equipment		7,517.6	7,346.0
Accumulated depreciation		(5,189.2)	(4,826.4)
Property, plant and equipment, net		$2,328.4	$2,519.6
(1)    Useful life is exclusive to land improvements.
The weighted-average useful life of machinery and equipment at December 31, 2024, was 11 years. Depreciation expense was $405.8 million, $421.8 million and $469.9 million for 2024, 2023 and 2022, respectively. Interest capitalized was $1.7 million, $2.8 million and $3.1 million for 2024, 2023 and 2022, respectively.
The consolidated statements of cash flows for the years ended December 31, 2024, 2023 and 2022, included an increase (decrease) of $(10.5) million, $5.3 million and $(4.2) million, respectively, to capital expenditures, with the corresponding change to accounts payable and accrued liabilities, related to purchases of property, plant and equipment included in accounts payable and accrued liabilities at December 31, 2024, 2023 and 2022.

NOTE 9. OTHER ASSETS
Included in other assets were the following:

	December 31,
	2024	2023
Other Assets	($ in millions)
Supply contracts	$1,047.3	$1,061.8
Pension assets	43.3	2.2
Investment in unconsolidated affiliates	23.0	—
Other	71.5	54.5
Other assets	$1,185.1	$1,118.5
For the year ended December 31, 2024 and 2023, payments of $58.6 million and $64.5 million, respectively, were made under other long-term supply contracts for energy modernization projects in the U.S. Gulf Coast. The weighted-average useful life of long-term supply contracts at December 31, 2024, was 19 years. For the years ended December 31, 2024, 2023 and 2022, amortization expense of $73.2 million, $71.2 million and $70.4 million, respectively, was recognized within cost of goods sold related to our supply contracts and is reflected in depreciation and amortization on the consolidated statements of cash flows. The long-term supply contracts are monitored for impairment each reporting period.
Estimated amortization expense relating to long-term supply contracts for the next five-years is as follows:

Estimated Amortization Expense - Long-term Supply Contracts	($ in millions)
2025	$81.2
2026	81.2
2027	79.5
2028	76.3
2029	74.6
Olin Corporation and Plug Power, Inc. have launched a joint venture named Hidrogenii, LLC. This strategic partnership aims to leverage the strengths of both companies to advance hydrogen production and utilization. The joint venture began with the construction of a 15-ton-per-day hydrogen liquefaction plant in St. Gabriel, LA with expected start of operation in early 2025. Hidrogenii is owned 50% by Plug Power LA JV, LLC, a wholly owned subsidiary of Plug Power, Inc. and 50% by Niloco Hydrogen Holdings LLC, a wholly owned subsidiary of Olin Corporation, and is accounted for using the equity method. For the year ended December 31, 2024, we contributed capital of $23.0 million in the unconsolidated affiliate.
NOTE 10. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying value of goodwill were as follows:

	Chlor Alkali Products and Vinyls	Epoxy	Winchester	Total
Goodwill	($ in millions)
Balance at January 1, 2023(1)	$1,275.8	$145.1	$—	$1,420.9
Goodwill acquired during the year	—	—	2.7	2.7
Foreign currency translation adjustment	0.3	0.1	—	0.4
Balance at December 31, 2023(1)	1,276.1	145.2	2.7	1,424.0
Acquisition activity	—	—	(0.3)	(0.3)
Foreign currency translation adjustment	0.3	(0.4)	—	(0.1)
Balance at December 31, 2024(1)	$1,276.4	$144.8	$2.4	$1,423.6
(1)    Includes cumulative goodwill impairment of $557.6 million and $142.2 million in Chlor Alkali Products and Vinyls and Epoxy, respectively.

Intangible assets consisted of the following:

		December 31,
		2024			2023
	Useful Lives	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Intangible Assets		($ in millions)
Customers, customer contracts and relationships	10-15 Years	$666.7	$(469.2)	$197.5	$671.7	$(437.5)	$234.2
Trade names	7 Years	3.5	(0.6)	2.9	3.6	(0.2)	3.4
Acquired technology	4-7 Years	93.7	(91.7)	2.0	94.4	(90.4)	4.0
Other	10 Years	4.9	(0.7)	4.2	4.9	(0.7)	4.2
Total intangible assets		$768.8	$(562.2)	$206.6	$774.6	$(528.8)	$245.8
Amortization expense relating to intangible assets was $37.6 million, $37.0 million and $55.3 million in 2024, 2023 and 2022, respectively.
Estimated amortization expense relating to intangible assets for the subsequent five-years is as follows:

Estimated Amortization Expense - Intangible Assets	($ in millions)
2025	$37.2
2026	35.5
2027	35.4
2028	35.2
2029	35.2
NOTE 11. DEBT

	December 31,
	2024	2023
Financing Obligations	($ in millions)
Variable-rate Term Loan Facility, due 2027 (6.057% and 6.955% at December 31, 2024 and 2023, respectively)	$332.5	$341.3
Variable-rate Senior Revolving Credit Facility, due 2027 (6.057% and 6.955% at December 31, 2024 and 2023, respectively)	170.0	68.0
Variable-rate Recovery Zone bonds, due 2024-2035 (5.557% and 6.420% at December 31, 2024 and 2023, respectively)	83.0	103.0
Variable-rate Go Zone bonds, due 2024 (6.420% at December 31, 2023 )	—	50.0
Variable-rate industrial development and environmental improvement obligations, due 2025 (5.00% and 6.45% at December 31, 2024 and 2023, respectively)	2.9	2.9
9.50% senior notes, due 2025	108.6	108.6
5.625% senior notes, due 2029	669.3	669.3
5.125% senior notes, due 2027	500.0	500.0
5.00% senior notes, due 2030	515.3	515.3
Receivables Financing Agreements	475.0	328.5
Other:
Deferred debt issuance costs	(14.3)	(16.6)
Unamortized bond original issue discount	(0.1)	(0.2)
Total debt	2,842.2	2,670.1
Amounts due within one year	129.0	78.8
Total long-term debt	$2,713.2	$2,591.3
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
The Senior Revolving Credit Facility includes a $100.0 million letter of credit subfacility. At December 31, 2024, we had $1,029.6 million available under our $1,200.0 million Senior Revolving Credit Facility because we had $170.0 million borrowed under the facility and issued $0.4 million of letters of credit. During the second quarter of 2024, we utilized our Senior Revolving Credit Facility to repay $50.0 million of Go Zone and $20.0 million of Recovery Zone tax-exempt variable-rate bonds.
We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of December 31, 2024, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As a result of our restrictive covenant related to the net leverage ratio, the maximum additional borrowings available to us could be limited in the future. The limitation, if an amendment or waiver from our lenders is not obtained, could restrict our ability to borrow the maximum amounts available under the Senior Revolving Credit Facility and the 2024 Receivables Financing Agreement. As of December 31, 2024, there were no covenants or other restrictions that limited our ability to borrow.
Receivables Financing Agreements
On November 20, 2024, we entered into a $500.0 million receivables financing agreement (2024 Receivables Financing Agreement) which increased the borrowing limit of our existing $425.0 million receivables financing agreement (2022 Receivables Financing Agreement) by $75.0 million and extended the maturity date from October 14, 2025 to November 19, 2027 (collectively, the “Receivables Financing Agreements”).
Under the Receivables Financing Agreements, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the Receivables Financing Agreements incorporate the net leverage ratio covenant that is contained in the $1,550.0 million Senior Credit Facility. As of December 31, 2024 and 2023, we had $475.0 million and $328.5 million drawn under the 2024 and 2022 Receivables Financing Agreements, respectively. As of December 31, 2024, $628.3 million of our trade receivables were pledged as collateral and we had $22.1 million of additional borrowing capacity under the 2024 Receivables Financing Agreement, which was limited by our borrowing base. We paid debt issuance costs of $1.2 million associated with the 2024 Receivables Financing Agreement.
As part of the 2024 Receivables Financing Agreement, we terminated our existing trade accounts receivable factoring arrangements (AR Facilities), under which certain of our domestic and international subsidiaries could sell their accounts receivable. These receivables had qualified for sales treatment under ASC 860 “Transfers and Servicing” and, accordingly, the proceeds were included in net cash provided by operating activities in the consolidated statements of cash flows.
The following table summarizes the AR Facilities activity:

	December 31,
	2024	2023
AR Facilities	($ in millions)
Beginning balance	$63.3	$111.8
Gross receivables sold	552.1	899.0
Payments received from customers on sold accounts	(615.4)	(947.5)
Ending balance	$—	$63.3
The factoring discount paid under the AR Facilities was recorded as interest expense on the consolidated statements of operations. The factoring discount for the years ended December 31, 2024, 2023 and 2022, was $3.0 million, $4.7 million and $3.1 million, respectively. The agreements were without recourse.

Senior Notes and Other Financing
During 2024 and 2023, activity of our outstanding debt included:

	Long-term Debt Borrowings (Repayments) for the Year Ended December 31,
	2024	2023
Debt Instruments	($ in millions)
Borrowings
Senior Revolving Credit Facility	$490.0	$375.0
Receivables Financing Agreements	591.9	332.7
Total borrowings	1,081.9	707.7
Repayments
Variable-rate Go Zone bonds, due 2024	(50.0)	—
Variable-rate Recovery Zone bonds, due 2024	(20.0)	—
Senior Revolving Credit Facility	(388.0)	(307.0)
Term Loan Facility	(8.8)	(8.7)
Receivables Financing Agreements	(445.4)	(304.2)
Finance leases	—	(1.9)
Total repayments	(912.2)	(621.8)
Long-term debt borrowings (repayments), net	$169.7	$85.9
At December 31, 2024, we had $166.8 million in letters of credit outstanding, of which $0.4 million were issued under our Senior Revolving Credit Facility. The letters of credit are used to support certain long-term debt, workers compensation insurance policies, plant closure and post-closure obligations, international payment obligations and international pension funding requirements.
Annual maturities of long-term debt are as follows:

Expected Annual Maturities(1)	($ in millions)
2025	$129.0
2026	17.5
2027	1,442.5
2028	—
2029	669.3
Thereafter	598.3
Total	$2,856.6
(1)    Excludes unamortized debt issuance costs and unamortized bond original issue discount of $14.4 million at December 31, 2024. All debt obligations are assumed to be held until maturity.
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
Based on our plan assumptions and estimates, we will not be required to make any cash contributions to the domestic qualified defined benefit pension plan at least through 2025.

We have international qualified defined benefit pension plans to which we made cash contributions of $1.3 million, $1.0 million and $1.3 million in 2024, 2023 and 2022, respectively, and we anticipate less than $5 million of cash contributions to international qualified defined benefit pension plans in 2025.
Pension Obligations and Funded Status
Changes in the benefit obligation and plan assets were as follows:

	December 31, 2024			December 31, 2023
	U.S.	Foreign	Total	U.S.	Foreign	Total
Change in Benefit Obligation	($ in millions)
Benefit obligation - beginning of year	$1,871.1	$277.1	$2,148.2	$1,868.4	$251.1	$2,119.5
Service cost	0.2	5.1	5.3	0.3	5.4	5.7
Interest cost	92.7	8.7	101.4	96.3	9.1	105.4
Actuarial (gain) loss	(63.9)	(9.6)	(73.5)	47.1	14.9	62.0
Benefits paid	(140.3)	(7.7)	(148.0)	(141.0)	(5.9)	(146.9)
Plan participant’s contributions	—	0.6	0.6	—	0.2	0.2
Settlements	—	—	—	—	(7.5)	(7.5)
Foreign currency translation adjustments	—	(17.1)	(17.1)	—	9.8	9.8
Benefit obligation - end of year	$1,759.8	$257.1	$2,016.9	$1,871.1	$277.1	$2,148.2

	December 31, 2024			December 31, 2023
	U.S.	Foreign	Total	U.S.	Foreign	Total
Change in Plan Assets	($ in millions)
Fair value of plan assets - beginning of year	$1,857.2	$60.8	$1,918.0	$1,824.9	$63.3	$1,888.2
Actual return on plans’ assets	81.4	3.3	84.7	173.1	4.0	177.1
Employer contributions	0.9	1.3	2.2	0.2	1.0	1.2
Benefits paid	(140.4)	(4.1)	(144.5)	(141.0)	(2.8)	(143.8)
Settlements	—	—	—	—	(7.1)	(7.1)
Foreign currency translation adjustments	—	(2.9)	(2.9)	—	2.4	2.4
Fair value of plan assets - end of year	$1,799.1	$58.4	$1,857.5	$1,857.2	$60.8	$1,918.0

	December 31, 2024			December 31, 2023
	U.S.	Foreign	Total	U.S.	Foreign	Total
Funded Status	($ in millions)
Qualified plans	$40.9	$(196.8)	$(155.9)	$(11.9)	$(214.6)	$(226.5)
Non-qualified plans	(1.6)	(1.9)	(3.5)	(2.0)	(1.7)	(3.7)
Total funded status	$39.3	$(198.7)	$(159.4)	$(13.9)	$(216.3)	$(230.2)
We recorded a $16.5 million after-tax benefit ($22.9 million pretax) to shareholders’ equity as of December 31, 2024, for our pension plans. This benefit primarily reflected a 50-basis point increase in the domestic pension plans’ discount rate and a 20-basis point increase in the international defined benefit pension plans’ discount rate, partially offset by an unfavorable performance on plan assets during 2024. In 2023, we recorded a $11.9 million after-tax charge ($16.4 million pretax) to shareholders’ equity as of December 31, 2023, for our pension plans. This charge primarily reflected a 30-basis point decrease in the domestic pension plans’ discount rate and a 50-basis point decrease in the international defined benefit pension plans’ discount rate, partially offset by a favorable performance on plan assets during 2023.
The $73.5 million actuarial gain for 2024 was primarily due to a 50-basis point increase in the domestic pension plans’ discount rate and a 20-basis point increase in the international defined benefit pension plans’ discount rate. The $62.0 million actuarial loss for 2023 was primarily due to a 30-basis point decrease in the domestic pension plans’ discount rate and a 50-basis point decrease in the international defined benefit pension plans’ discount rate.

Amounts recognized in the consolidated balance sheets consisted of:

	December 31, 2024			December 31, 2023
	U.S.	Foreign	Total	U.S.	Foreign	Total
	($ in millions)
Prepaid benefit cost in noncurrent assets	$40.9	$2.4	$43.3	$—	$1.8	$1.8
Accrued benefit in current liabilities	(0.2)	(5.1)	(5.3)	(0.6)	(5.6)	(6.2)
Accrued benefit in noncurrent liabilities	(1.4)	(196.0)	(197.4)	(13.3)	(212.5)	(225.8)
Accumulated other comprehensive loss (income)	539.5	(15.3)	524.2	558.3	(5.4)	552.9
Net balance sheet impact	$578.8	$(214.0)	$364.8	$544.4	$(221.7)	$322.7
At December 31, 2024 and 2023, the benefit obligation of non-qualified pension plans was $3.5 million and $3.7 million, respectively, and was included in the above pension benefit obligation. There were no plan assets for these non-qualified pension plans.
At December 31, 2024, future benefit payments for qualified and non-qualified plans were as follows:

	Non-qualified Plans	Qualified Plans
Expected Benefit Payments	($ in millions)
2025	$0.4	$151.1
2026	0.5	144.0
2027	0.3	138.9
2028	0.3	131.4
2029	0.5	125.0

	December 31,
	2024	2023
	($ in millions)
Projected benefit obligation	$2,016.9	$2,148.2
Accumulated benefit obligation	1,990.4	2,131.7
Fair value of plans’ assets	1,857.5	1,918.0

	Years Ended December 31,
	2024	2023	2022
Components of Net Periodic Benefit Income	($ in millions)
Service cost	$5.2	$5.7	$8.4
Interest cost	101.4	105.4	61.4
Expected return on plans’ assets	(135.0)	(131.4)	(136.7)
Amortization of prior service cost	(1.0)	(0.4)	(0.7)
Recognized actuarial loss	7.0	—	34.6
Net periodic benefit income	$(22.4)	$(20.7)	$(33.0)

	Years Ended December 31,
	2024	2023	2022
Included in Pretax Other Comprehensive Income (Loss)	($ in millions)
Liability adjustment	$(22.9)	$16.4	$(59.9)
Amortization of prior service costs and actuarial losses	(6.0)	0.4	(33.9)
The service cost component of net periodic benefit income related to the employees of the operating segments are allocated to the operating segments based on their respective estimated census data.

Pension Plan Assumptions
Certain actuarial assumptions, such as discount rate and long-term rate of return on plan assets, have a significant effect on the amounts reported for net periodic benefit cost and accrued benefit obligation amounts. We use a measurement date of December 31 for our pension plans.

	U.S. Pension Benefits				Foreign Pension Benefits
Weighted-average Assumptions	2024		2023	2022	2024	2023	2022
Discount rate—periodic benefit cost	5.20%	(1)	5.50%	2.90%	3.20%	3.70%	1.40%
Expected return on plans’ assets	6.75%		6.75%	6.75%	4.30%	4.40%	3.80%
Rate of compensation increase	3.00%		3.00%	3.00%	3.20%	3.40%	3.00%
Discount rate—benefit obligation	5.70%		5.20%	5.50%	3.40%	3.20%	3.70%
(1)     The discount rate—periodic benefit cost for our domestic qualified pension plan is comprised of the discount rate used to determine interest costs of 5.1% and the discount rate used to determine service costs of 5.2%.
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
The long-term expected rate of return on plan assets represents an estimate of the long-term rate of returns on the investment portfolio consisting of equities, fixed income and alternative investments. We use long-term historical actual return information, the allocation mix of investments that comprise plan assets and forecast estimates of long-term investment returns, including inflation rates, by reference to external sources. The historical rates of return on plan assets have been 4.1% for the last 5 years, 5.7% for the last 10 years and 7.2% for the last 15 years. The following rates of return by asset class were considered in setting the long-term rate of return assumption:

Asset Class	Rate of Return
U.S. equities	7%	to	11%
Non-U.S. equities	8%	to	12%
Fixed income/cash	3%	to	7%
Alternative investments	5%	to	15%
Plan Assets
Our pension plan asset allocations at December 31, 2024 and 2023 by asset class were as follows:

	Percentage of Plan Assets
Asset Class	2024	2023
U.S. equities	3%	3%
Non-U.S. equities	4%	4%
Fixed income/cash	44%	50%
Alternative investments	49%	43%
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

As of December 31, 2024, the following target allocation and ranges have been set for each asset class:

Asset Class	Target Allocation	Target Range
U.S. equities(1)	15%	5% - 25%
Non-U.S. equities(1)	10%	0% - 30%
Fixed income/cash(1)	74%	30% - 95%
Alternative investments	1%	0% - 35%
(1)     The target allocation for these asset classes includes alternative investments, primarily hedge funds, based on the underlying investments in each hedge fund.
Determining which hierarchical level an asset or liability falls within requires significant judgment. The following table summarizes our domestic and foreign defined benefit pension plans assets measured at fair value as of December 31, 2024:

Asset Class	Investments Measured at Net Asset Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities	($ in millions)
U.S. equities	$12.3	$36.9	$—	$—	$49.2
Non-U.S. equities	70.6	0.1	0.1	—	70.8
Fixed Income/Cash
Cash	—	59.3	—	—	59.3
Government treasuries	—	—	267.6	—	267.6
Corporate debt instruments	291.9	—	0.5	—	292.4
Asset-backed securities	191.8	—	14.9	—	206.7
Alternative Investments
Hedge fund of funds	632.0	—	—	—	632.0
Real estate funds	21.1	—	—	—	21.1
Private equity funds	258.4	—	—	—	258.4
Total assets	$1,478.1	$96.3	$283.1	$—	$1,857.5
The following table summarizes our domestic and foreign defined benefit pension plans assets measured at fair value as of December 31, 2023:

Asset Class	Investments Measured at Net Asset Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities	($ in millions)
U.S. equities	$12.2	$36.6	$—	$—	$48.8
Non-U.S. equities	85.4	0.1	0.5	—	86.0
Fixed Income/Cash
Cash	—	227.7	—	—	227.7
Government treasuries	—	—	244.9	—	244.9
Corporate debt instruments	286.3	—	0.5	—	286.8
Asset-backed securities	192.7	—	14.8	—	207.5
Alternative Investments
Hedge fund of funds	599.5	—	—	—	599.5
Real estate funds	20.1	—	—	—	20.1
Private equity funds	196.7	—	—	—	196.7
Total assets	$1,392.9	$264.4	$260.7	$—	$1,918.0

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
Other Postretirement Benefits Obligations and Funded Status
Changes in the benefit obligation were as follows:

	December 31, 2024			December 31, 2023
	U.S.	Foreign	Total	U.S.	Foreign	Total
Change in Benefit Obligation	($ in millions)
Benefit obligation - beginning of year	$28.2	$7.0	$35.2	$28.5	$6.4	$34.9
Service cost	0.4	0.1	0.5	0.6	0.1	0.7
Interest cost	1.1	0.3	1.4	1.4	0.4	1.8
Actuarial (gain) loss	(5.0)	(1.8)	(6.8)	1.5	0.2	1.7
Benefits paid	(4.6)	(0.3)	(4.9)	(3.8)	(0.3)	(4.1)
Foreign currency translation adjustments	—	1.3	1.3	—	0.2	0.2
Benefit obligation - end of year	$20.1	$6.6	$26.7	$28.2	$7.0	$35.2

	December 31, 2024			December 31, 2023
	U.S.	Foreign	Total	U.S.	Foreign	Total
	($ in millions)
Funded status	$(20.1)	$(6.6)	$(26.7)	$(28.2)	$(7.0)	$(35.2)
We recorded a $5.2 million after-tax benefit ($6.8 million pretax) to shareholders’ equity as of December 31, 2024, for our other postretirement plans. In 2023, we recorded an after-tax charge of $1.3 million ($1.7 million pretax) to shareholders’ equity as of December 31, 2023, for our other postretirement plans.
Amounts recognized in the consolidated balance sheets consisted of:

	December 31, 2024			December 31, 2023
	U.S.	Foreign	Total	U.S.	Foreign	Total
	($ in millions)
Accrued benefit in current liabilities	$(2.0)	$(0.3)	$(2.3)	$(2.4)	$(0.3)	$(2.7)
Accrued benefit in noncurrent liabilities	(18.1)	(6.3)	(24.4)	(25.8)	(6.7)	(32.5)
Accumulated other comprehensive loss (income)	4.6	(3.5)	1.1	11.0	(2.7)	8.3
Net balance sheet impact	$(15.5)	$(10.1)	$(25.6)	$(17.2)	$(9.7)	$(26.9)

	Years Ended December 31,
	2024	2023	2022
Components of Net Periodic Benefit Cost	($ in millions)
Service cost	$0.5	$0.7	$1.1
Interest cost	1.4	1.8	1.1
Amortization of prior service cost	(0.3)	0.1	0.1
Recognized actuarial loss	0.5	0.5	1.5
Net periodic benefit cost	$2.1	$3.1	$3.8

	Years Ended December 31,
	2024	2023	2022
Included in Pretax Other Comprehensive Income (Loss)	($ in millions)
Liability adjustment	$(6.8)	$1.7	$(12.2)
Amortization of prior service costs and actuarial losses	(0.2)	(0.6)	(1.6)
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

	December 31,
Weighted-Average Assumptions	2024	2023	2022
Discount rate—periodic benefit cost	5.2%	5.5%	2.8%
Discount rate—benefit obligation	5.6%	5.2%	5.5%
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

We review external data and our own internal trends for healthcare costs to determine the healthcare cost for the postretirement benefit obligation. The assumed healthcare cost trend rates for pre-65 retirees were as follows:

	December 31,
	2024	2023
Healthcare cost trend rate assumed for next year	7.0%	7.0%
Rate that the cost trend rate gradually declines to	4.5%	4.5%
Year that the rate reaches the ultimate rate	2034	2033
For post-65 retirees, we provide a fixed dollar benefit, which is not subject to escalation.
We expect to make payments of approximately $3 million for each of the next five years under the provisions of our other postretirement benefit plans.
NOTE 14. INCOME TAXES

	Years ended December 31,
	2024	2023	2022
Components of Income (Loss) Before Taxes	($ in millions)
U.S.	$(59.9)	$456.7	$1,231.2
Foreign	201.6	102.6	444.8
Income before taxes	$141.7	$559.3	$1,676.0
Components of Income Tax Provision (Benefit)
Current:
Federal	$46.4	$96.2	$225.0
State	7.3	19.4	31.1
Foreign	22.8	48.0	121.7
Total current	76.5	163.6	377.8
Deferred:
Federal	(55.1)	(25.3)	(32.1)
State	(8.0)	(7.9)	(4.3)
Foreign	23.3	(23.1)	7.7
Total deferred	(39.8)	(56.3)	(28.7)
Income tax provision	$36.7	$107.3	$349.1
The Inflation Reduction Act (IRA) was enacted in the United States on August 16, 2022 and allows for the purchase of energy tax credits. These credits provide the opportunity to invest in clean energy solutions while achieving tax benefits. During 2024, Olin purchased tax credits totaling $29.7 million, discounted by $2.7 million, for a net cash payment of $27.0 million. The $2.7 million discount was recorded as a tax benefit in 2024. The remaining $27.0 million of purchased credits was included in cash paid for income taxes within our supplemental cash flow details.
The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate to the income (loss) before taxes.

	Years ended December 31,
Effective Tax Rate Reconciliation (Percent)	2024	2023	2022
Statutory federal tax rate	21.0%	21.0%	21.0%
State income taxes, net	1.6	2.7	2.3
Foreign rate differential	1.0	(1.8)	1.5
U.S. tax on foreign earnings	11.3	1.7	(0.8)
Salt depletion	(7.0)	(1.7)	(0.5)
Change in valuation allowance	13.6	2.0	0.4
Change in tax contingencies	(17.9)	(0.5)	0.5
Share-based payments	(1.9)	(1.0)	(0.3)
Return to provision	1.0	(3.1)	(0.6)
U.S. federal tax credits	(1.9)	—	(0.1)
Non-deductible exchange rate results	3.4	(0.4)	—
Legal entity liquidation	—	(0.5)	(2.0)
Other, net	1.7	0.8	0.2
Effective tax rate	25.9%	19.2%	20.8%
The effective tax rate for 2024 included benefits associated with stock-based compensation, U.S. Federal tax credits purchased at a discount, changes in tax contingencies and remeasurement of deferred taxes due to a decrease in our state effective tax rates, partially offset by expenses from prior year tax positions and from a net increase in the valuation allowance related to deferred tax assets in foreign jurisdictions. These factors resulted in a net $5.1 million tax benefit. Excluding these items, the effective tax rate for 2024 of 29.5% was higher than the 21.0% U.S. federal statutory rate primarily due to state income tax, foreign income inclusions and non-deductible exchange rate results, partially offset by favorable permanent salt depletion deductions.
The effective tax rate for 2023 included benefits associated with a legal entity liquidation, prior year tax positions, stock-based compensation, remeasurement of deferred taxes due to a decrease in our state effective tax rates and foreign rate changes, and from a change in tax contingencies, and an expense from a net increase in the valuation allowance related to deferred tax assets in foreign jurisdictions. These factors resulted in a net $29.4 million tax benefit. Excluding these items, the effective tax rate for 2023 of 24.4% was higher than the 21.0% U.S. federal statutory rate primarily due to state income tax, an increase in the valuation allowance related to losses in foreign jurisdictions and foreign income inclusions, partially offset by foreign rate differential and favorable permanent salt depletion deductions.
The effective tax rate for 2022 included benefits associated with a legal entity liquidation, prior year tax positions, stock-based compensation, and remeasurement of deferred taxes due to a decrease in our state effective tax rates, and expenses associated with a net increase in the valuation allowance related to state tax credits and a change in tax contingencies. These factors resulted in a net $60.2 million tax benefit. Excluding these items, the effective tax rate for 2022 of 24.4% was higher than the 21.0% U.S. federal statutory rate primarily due to state income tax, an increase in the valuation allowance related to losses in foreign jurisdictions and foreign income taxes, partially offset by foreign income exclusions and favorable permanent salt depletion deductions.

	December 31,
	2024	2023
Components of Deferred Tax Assets and Liabilities	($ in millions)
Deferred Tax Assets
Pension and postretirement benefits	$24.7	$42.4
Environmental reserves	39.3	38.3
Asset retirement obligations	19.3	16.6
Accrued liabilities	33.9	46.1
Lease liabilities	76.5	88.1
Tax credits	62.0	47.3
Net operating losses (NOL)	57.5	54.1
Interest deduction limitation	22.8	—
Other miscellaneous items	—	3.0
Total deferred tax assets	336.0	335.9
Valuation allowance	(118.9)	(99.5)
Net deferred tax assets	217.1	236.4

Deferred Tax Liabilities
Property, plant and equipment	387.7	439.5
Right-of-use lease assets	75.1	86.5
Intangible amortization	92.4	76.9
Inventory and prepaids	8.3	5.5
Taxes on unremitted earnings	18.7	16.8
Other miscellaneous items	12.0	—
Total deferred tax liabilities	594.2	625.2

Net deferred income tax liability	$(377.1)	$(388.8)
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
At December 31, 2024, we had deferred state tax assets of $16.1 million relating to state NOLs, which will expire in years 2030 through 2042, if not utilized.
At December 31, 2024, we had deferred state tax assets of $20.0 million relating to state tax credits, which will expire in years 2025 through 2039, if not utilized.
At December 31, 2024, we had foreign tax credits of $38.1 million, that will expire in years 2027 through 2033, if not utilized.
At December 31, 2024, we had NOLs of approximately $155.7 million (representing $43.2 million of deferred tax assets) in various foreign jurisdictions. Of these, $60.5 million (representing $15.2 million of deferred tax assets) expire in various years from 2025 to 2043. The remaining $95.2 million (representing $28.0 million of deferred tax assets) do not expire.
As of December 31, 2024, we had recorded a valuation allowance of $118.9 million, compared to $99.5 million as of December 31, 2023, and $76.4 million as of December 31, 2022. The increase of $19.4 million in 2024 is primarily due to increases in valuation allowances on foreign tax credits and foreign NOLs.
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

The activity of our deferred income tax valuation allowance was as follows:

	December 31,
	2024	2023
Deferred Income Tax Valuation Allowance	($ in millions)
Beginning balance	$99.5	$76.4
Increases to valuation allowances	39.1	23.6
Decreases to valuation allowances	(17.1)	(0.1)
Foreign currency translation adjustments	(2.6)	(0.4)
Ending balance	$118.9	$99.5
As of December 31, 2024, we had $21.1 million of gross unrecognized tax benefits, which would have a net $21.1 million impact on the effective tax rate, if recognized. The change for both 2024 and 2023 primarily relates to additional gross unrecognized benefits for current and prior year tax positions, as well as decreases for prior year tax positions. The amounts of unrecognized tax benefits were as follows:

	December 31,
	2024	2023
Unrecognized Tax Benefits	($ in millions)
Beginning balance	$50.3	$51.6
Increase for current year tax positions	1.0	1.7
Increase for prior year tax positions	6.6	1.3
Decrease for prior year tax positions	(34.0)	(0.5)
Reduction due to lapse in statute limitations	—	(5.1)
Settlements with tax authorities	(1.0)	—
Foreign currency translation adjustments	(1.8)	1.3
Ending balance	$21.1	$50.3
We recognize interest and penalty expense related to unrecognized tax positions as a component of the income tax provision. As of December 31, 2024 and 2023, interest and penalties accrued were $3.2 million and $1.9 million, respectively. For 2024, 2023 and 2022, we recorded expense related to interest and penalties of $1.2 million, $0.7 million and $0.7 million, respectively.
As of December 31, 2024, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $11.1 million over the next twelve months. The anticipated reduction primarily relates to expected settlements with tax authorities and the expiration of federal, state and foreign statutes of limitation.
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
For our primary tax jurisdictions, the tax years that remain subject to examination are as follows:

Tax Years
U.S. federal income tax	2020 - 2023
U.S. state income tax	2015 - 2023
Canadian federal income tax	2018 - 2023
Brazil	2019 - 2023
Germany	2022 - 2023
China	2014 - 2023
The Netherlands	2017 - 2023

NOTE 15. ACCRUED LIABILITIES
Included in accrued liabilities were the following:

	December 31,
	2024	2023
Accrued Liabilities	($ in millions)
Accrued compensation and payroll taxes	56.8	72.0
Non-income tax-related accruals	51.2	52.5
Accrued interest	35.3	35.8
Legal and professional costs	38.5	27.0
Accrued employee benefits	37.9	63.5
Contract liabilities (current portion only)	23.2	34.5
Manufacturing related accruals	106.3	35.1
Environmental (current portion only)	30.0	32.0
Asset retirement obligation (current portion only)	12.8	9.5
Restructuring reserves (current portion only)	8.3	22.6
Derivative contracts	3.3	31.9
Other	31.9	33.6
Accrued liabilities	$435.5	$450.0
NOTE 16. DEFINED CONTRIBUTION PLAN
The Company sponsors a defined contribution plan for qualifying domestic employees (Employee Retirement Savings Plan) and a supplemental executive retirement plan as follows:
Employee Retirement Savings Plan
We sponsor a defined contribution plan for qualifying domestic employees, for which the company contributes between 5.0% and 7.5% of the employee’s eligible compensation into an individual retirement contribution account (Company Contribution). Employees generally vest in the value of the Company Contribution according to a schedule based on service. Prior to February 2023, participants vested 25% after 2 years of service, and 25% each year thereafter, through year 5 of service. After February 2023, participants vest 50% after 2 years of service and 100% after 3 years of service.
We also match a percentage of our employee’s contributions (Company Match), which are invested in the same investment allocation as the employee’s contributions. Prior to February 2023, participants vested 25% after 2 years of service, and 25% each year thereafter, through year 5 of service. After February 2023, employees immediately vest in the Company Match.
Our contributions to the defined contribution plan for 2024, 2023 and 2022, were as follows:

	Years ended December 31,
	2024	2023	2022
Employee Retirement Savings Plan Expense	($ in millions)
Company Contribution	$37.6	$36.8	$37.4
Company Match	14.6	14.5	14.4
Total expense	$52.2	$51.3	$51.8
Supplemental Executive Retirement Plan
During 2024, we elected to fund the Company’s non-qualified supplemental executive retirement plan obligations through a rabbi trust in the amount of $7.0 million, which was included within other investing activities on the consolidated statements of cash flows. The rabbi trust is subject to creditor claims in the event of insolvency by Olin, but the assets held in the rabbi trust are not available for general corporate purposes. Amounts in the rabbi trust are invested in mutual funds, consistent with the investment choices selected by participants in their plan accounts, which are designated as trading securities and carried at fair value as Level 1 investments within other assets on the consolidated balance sheets with the corresponding plan obligations included as other liabilities. The Company’s liabilities related to the supplemental executive retirement plan were $6.9 million and $7.6 million at December 31, 2024 and 2023, respectively.

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

	Years ended December 31,
	2024	2023	2022
Stock Compensation Expense	($ in millions)
Stock-based compensation	$20.0	$26.7	$25.6
Mark-to-market adjustments	(10.7)	1.1	(2.5)
Total expense	$9.3	$27.8	$23.1
Under the stock option and long-term incentive plans, options may be granted to purchase shares of our common stock at an exercise price not less than fair market value at the date of grant and are exercisable for a period not exceeding ten years from that date. Stock options, restricted stock and performance shares typically vest over three years. We issue shares to settle stock options, restricted stock and other share-based performance awards. In 2024, 2023 and 2022, long-term incentive awards included stock options, performance share awards and restricted stock. The stock option exercise price was set at the fair market value of common stock on the date of the grant.
Stock Options
The fair value of each stock option granted, which typically vests ratably over three years, but not less than one year, was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Grant Date Assumptions - Stock Options	2024	2023	2022
Dividend yield	1.50%	1.32%	1.60%
Risk-free interest rate	4.35%	4.07%	1.93%
Expected volatility of Olin common stock	47%	47%	48%
Expected life (years)	7.0	7.0	7.0
Weighted-average grant fair value (per option)	$24.17	$28.74	$21.18
Weighted-average exercise price	$53.34	$60.43	$49.71
Stock options granted	606,157	564,124	752,100
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
Stock option transactions were as follows:

				Exercisable
Stock Option Transactions	Shares	Option Price	Weighted-Average Option Price	Options	Weighted-Average Exercise Price
Outstanding at January 1, 2024	4,923,573	13.14-65.77	$33.23	3,654,274	$27.33
Granted	606,157	42.44-57.59	53.34
Exercised	(925,633)	13.14-49.71	25.88
Canceled	(207,102)	25.57-60.55	57.33
Outstanding at December 31, 2024	4,396,995	13.14-65.77	$36.42	3,399,041	$31.11
At December 31, 2024, the average exercise period for all outstanding and exercisable options was 60 months and 48 months, respectively. At December 31, 2024, the aggregate intrinsic value (the difference between the exercise price and market value) for outstanding options was $21.4 million, which includes exercisable options of $21.4 million. The total intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022, was $25.3 million, $29.7 million and $36.9 million, respectively.

The total unrecognized compensation cost related to unvested stock options at December 31, 2024, was $14.6 million and was expected to be recognized over a weighted-average period of 1.9 years.
The following table provides certain information with respect to stock options exercisable at December 31, 2024:

Range of Exercise Prices	Options Exercisable	Weighted-Average Exercise Price	Options Outstanding	Weighted-Average Exercise Price
Under $27.00	1,285,483	$20.83	1,285,483	$20.83
$27.00 - $45.00	1,485,038	30.62	1,491,704	30.68
Over $45.00	628,520	53.30	1,619,808	54.08
	3,399,041		4,396,995
At December 31, 2024, common shares reserved for issuance and available for grant or purchase under the following plans consisted of:

	Number of Shares
Incentive Plans	Reserved for Issuance	Available for Grant or Purchase(1)
2003 Long Term Incentive Plan	18,484	—
2006 Long Term Incentive Plan	13,998	—
2009 Long Term Incentive Plan	26,750	—
2014 Long Term Incentive Plan	233,409	—
2016 Long Term Incentive Plan	959,781	—
2018 Long Term Incentive Plan	6,769,335	3,471,190
2021 Long Term Incentive Plan	2,747,500	2,260,617
Total under stock option plans	10,769,257	5,731,807
(1)     All available to be issued as stock options, but includes a sub-limit for all types of stock awards of 2,176,853 shares.
Director Plans
Under the stock purchase plans, our non-employee directors may defer certain elements of their compensation into shares of our common stock based on fair market value of the shares at the time of deferral. Non-employee directors annually receive stock grants as a portion of their director compensation. Of the shares reserved under the stock purchase plans at December 31, 2024, 261,600 shares were committed.

	Number of Shares
Director Plans	Reserved for Issuance	Available for Grant or Purchase
1997 Stock Plan for Non-employee Directors	362,648	101,048
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

The fair value of each performance share award based on net income was estimated on the date of grant, using the current stock price. The fair value of each performance share award based on TSR was estimated on the date of grant, using a Monte Carlo simulation model with the following weighted-average assumptions:

Grant Date Assumptions - Performance Shares	2024	2023	2022
Risk-free interest rate	4.53%	4.46%	1.74%
Expected volatility of Olin common stock	41%	52%	59%
Expected average volatility of peer companies	37%	42%	47%
Average correlation coefficient of peer companies	0.40	0.51	0.51
Expected life (years)	3.0	3.0	3.0
Grant date fair value (TSR-based award)	$72.80	$86.98	$64.13
Grant date fair value (net income-based award)	$54.07	$60.55	$49.71
Performance share awards granted	180,714	161,474	184,000
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
Performance share transactions were as follows:

	To Settle in Cash		To Settle in Shares
Performance Share Transactions	Shares	Weighted-Average Fair Value per Share	Shares	Weighted-Average Fair Value per Share
Outstanding at January 1, 2024	395,662	$54.18	339,852	$43.65
Granted	90,357	63.44	90,357	63.44
Adjustment for performance achievement(1)	(113,146)	42.88	1,093	55.16
Paid/issued	(211,534)	54.18	(151,845)	28.99
Converted from shares to cash	17,662	50.95	(17,662)	50.95
Canceled	(34,025)	33.54	(81,579)	56.57
Outstanding at December 31, 2024	144,976	$33.54	180,216	$54.92
Total vested at December 31, 2024	92,962	$33.54	99,332	$54.24
(1)     Reflects the number of shares achieved above or below target, based on actual performance throughout the performance period.
The summary of the status of our unvested performance shares to be settled in cash were as follows:

Unvested Performance Shares	Shares	Weighted-Average Fair Value per Share
Unvested at January 1, 2024	85,827	$54.18
Granted	90,357	63.44
Adjustment for performance achievement(1)	(113,146)	42.88
Vested	23,001	33.54
Canceled	(34,025)	33.54
Unvested at December 31, 2024	52,014	$33.54
(1)     Reflects the number of shares achieved above or below target, based on actual performance throughout the performance period.
At December 31, 2024, the liability recorded for performance shares to be settled in cash totaled $2.8 million. The total unrecognized compensation cost related to unvested performance shares at December 31, 2024, was $6.2 million and was expected to be recognized over a weighted-average period of 1.8 years.
NOTE 18. SHAREHOLDERS’ EQUITY
On December 11, 2024, our Board of Directors approved a share repurchase program with a $1.3 billion authorization (the 2024 Repurchase Authorization). The Board of Directors previously authorized share repurchases with a $2.0 billion, $1.0 billion and $500.0 million authorization on July 28, 2022 (the 2022 Repurchase Authorization), November 1, 2021 (the 2021 Repurchase Authorization) and April 26, 2018 (the 2018 Repurchase Authorization), respectively.
The 2024 Repurchase Authorization and 2022 Repurchase Authorization will terminate upon the purchase of $1.3 billion and $2.0 billion of common stock, respectively. The 2021 Repurchase Authorization and 2018 Repurchase Authorization terminated in 2022, upon the purchase of $1.0 billion and $500.0 million in common stock, respectively.
For the years ended December 31, 2024, 2023 and 2022, 5.9 million, 13.3 million and 25.7 million shares, respectively, of common stock have been repurchased and retired at a total value of $300.3 million, $711.3 million and $1,350.7 million, respectively. As of December 31, 2024, a cumulative total of 25.1 million shares were repurchased and retired at a total value of $1,301.1 million and $698.9 million of common stock remained authorized to be repurchased under the 2022 Repurchase Authorization program. As of December 31, 2024, there have been no repurchases under the 2024 Repurchase Authorization program and $1.3 billion remained available.
During 2024, 2023 and 2022, we issued 0.9 million, 1.0 million and 1.1 million shares, respectively, with a total value of $23.9 million, $25.4 million and $25.7 million, respectively, representing stock options exercised.
We have registered an undetermined number of securities with the SEC, so that, from time-to-time, we may issue debt securities, preferred stock and/or common stock and associated warrants in the public market under that registration statement.
The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation	Cash Flow Hedges	Pension and Postretirement Benefits	Total
Accumulated Other Comprehensive Loss	($ in millions)
Balance at January 1, 2022	$(10.9)	$22.8	$(499.9)	$(488.0)
Unrealized (losses) gains	(27.7)	(15.6)	72.1	28.8
Reclassification adjustments of (gains) losses into income	—	(58.2)	35.5	(22.7)
Tax benefit (provision)	—	18.5	(32.5)	(14.0)
Net change	(27.7)	(55.3)	75.1	(7.9)
Balance at December 31, 2022	(38.6)	(32.5)	(424.8)	(495.9)
Unrealized losses	(1.1)	(53.6)	(18.1)	(72.8)
Reclassification adjustments of losses into income	—	72.5	0.2	72.7
Tax (provision) benefit	—	(4.8)	4.5	(0.3)
Net change	(1.1)	14.1	(13.4)	(0.4)
Balance at December 31, 2023	(39.7)	(18.4)	(438.2)	(496.3)
Unrealized (losses) gains	(6.2)	4.3	29.7	27.8
Reclassification adjustments of losses into income	—	30.6	6.2	36.8
Tax provision	—	(8.7)	(9.7)	(18.4)
Net change	(6.2)	26.2	26.2	46.2
Balance at December 31, 2024	$(45.9)	$7.8	$(412.0)	$(450.1)
Net income (loss) and cost of goods sold included reclassification adjustments for realized gains and losses on derivative contracts from accumulated other comprehensive loss.
Net income (loss) and non-operating pension income included the amortization of prior service costs and actuarial gains (losses) from accumulated other comprehensive loss.
NOTE 19. SEGMENT INFORMATION
The chief operating decision maker (CODM) is the individual, or group of individuals, who assess financial performance and determines resource allocation. Management has identified our Chief Executive Officer (CEO) as the CODM. In arriving at this conclusion, we considered that the individual who receives the relevant financial information, which is primarily provided in the form of segment operations reviews, is ultimately our CEO. Further, our CEO assesses the reasonableness of resource allocation, primarily in the form of capital allocation and budgetary analysis, and reviews segment results and resource allocation summaries prepared by segment management, consistent with their view of the business as a whole.

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
Cost of goods sold at Corporate is primarily attributed to environmental expense. Other segment items for each reportable segment includes selling, general and administrative expenses and profit (loss) from other nonconsolidated affiliates. Segment assets include only those assets which are directly identifiable to an operating segment. Assets in the corporate/other segment primarily include cash and cash equivalents, deferred taxes and other assets. Sales are attributed to geographic areas based on the customer location.

	Year ended December 31, 2024
	Chlor Alkali Products and Vinyls	Epoxy	Winchester	Corp/Other	Totals
Segment Detail	($ in millions)
Sales	$3,630.2	$1,226.3	$1,683.6	$—	$6,540.1
Cost of goods sold	3,154.5	1,256.2	1,356.7	35.2	5,802.6
Gross margin	475.7	(29.9)	326.9	(35.2)	737.5
Other segment items	(179.3)	(55.1)	(89.0)	(85.1)	(408.5)
Restructuring charges	—	—	—	(33.3)	(33.3)
Other operating income	—	—	—	0.8	0.8
Interest expense	—	—	—	(184.5)	(184.5)
Interest income	—	—	—	3.7	3.7
Non-operating pension income	—	—	—	26.0	26.0
Income before taxes	$296.4	$(85.0)	$237.9	$(307.6)	$141.7
Other Items:
Depreciation and amortization expense	$424.6	$53.7	$33.8	$6.0	$518.1
Capital spending	140.4	21.7	31.3	1.7	195.1
Assets	5,346.8	960.5	744.6	527.2	7,579.1
Segment Sales by Geography
United States	$2,561.4	$606.8	$1,489.2	$—	$4,657.4
Europe	184.1	312.5	95.7	—	592.3
Other foreign	884.7	307.0	98.7	—	1,290.4
Total sales	$3,630.2	$1,226.3	$1,683.6	$—	$6,540.1

	Year ended December 31, 2023
	Chlor Alkali Products and Vinyls	Epoxy	Winchester	Corp/Other	Totals
Segment Detail	($ in millions)
Sales	$3,995.1	$1,329.2	$1,508.7	$—	$6,833.0
Cost of goods sold	3,175.3	1,304.0	1,160.5	27.7	5,667.5
Gross margin	819.8	25.2	348.2	(27.7)	1,165.5
Other segment items	(155.6)	(56.2)	(92.6)	(102.3)	(406.7)
Restructuring charges	—	—	—	(89.6)	(89.6)
Other operating income	—	—	—	42.9	42.9
Interest expense	—	—	—	(181.1)	(181.1)
Interest income	—	—	—	4.3	4.3
Non-operating pension income	—	—	—	24.0	24.0
Income before taxes	$664.2	$(31.0)	$255.6	$(329.5)	$559.3
Other Items:
Depreciation and amortization expense	$440.7	$57.4	$27.2	$8.1	$533.4
Capital spending	161.1	15.2	33.3	26.4	236.0
Assets	5,650.2	979.3	683.6	400.1	7,713.2
Segment Sales by Geography
United States	$2,700.0	$562.8	$1,336.6	$—	$4,599.4
Europe	207.9	338.5	57.3	—	603.7
Other foreign	1,087.2	427.9	114.8	—	1,629.9
Total sales	$3,995.1	$1,329.2	$1,508.7	$—	$6,833.0

	Year ended December 31, 2022
	Chlor Alkali Products and Vinyls	Epoxy	Winchester	Corp/Other	Totals
Segment Detail	($ in millions)
Sales	$5,085.0	$2,690.5	$1,600.7	$—	$9,376.2
Cost of goods sold	3,782.2	2,239.9	1,140.0	32.2	7,194.3
Gross margin	1,302.8	450.6	460.7	(32.2)	2,181.9
Other segment items	(121.5)	(62.1)	(87.8)	(122.5)	(393.9)
Restructuring charges	—	—	—	(25.3)	(25.3)
Other operating income	—	—	—	16.3	16.3
Interest expense	—	—	—	(143.9)	(143.9)
Interest income	—	—	—	2.2	2.2
Non-operating pension income	—	—	—	38.7	38.7
Income before taxes	$1,181.3	$388.5	$372.9	$(266.7)	$1,676.0
Other Items:
Depreciation and amortization expense	$482.2	$83.3	$24.6	$8.7	$598.8
Capital spending	151.4	27.2	31.0	27.3	236.9
Assets	5,782.2	1,201.9	595.0	465.1	8,044.2
Segment Sales by Geography
United States	$3,400.0	$855.1	$1,467.0	$—	$5,722.1
Europe	331.9	1,181.8	34.1	—	1,547.8
Other foreign	1,353.1	653.6	99.6	—	2,106.3
Total sales	$5,085.0	$2,690.5	$1,600.7	$—	$9,376.2

Property, plant and equipment is attributed to geographic areas based on the asset location:

	December 31,
	2024	2023
Property, Plant and Equipment by Geography	($ in millions)
United States	$2,132.8	$2,302.7
Foreign	195.6	216.9
Total property, plant and equipment	$2,328.4	$2,519.6

	Years ended December 31,
	2024	2023	2022
Segment Sales by Product Line	($ in millions)
Chlor Alkali Products and Vinyls
Caustic soda	$1,526.9	$1,790.0	$2,389.1
Chlorine, chlorine derivatives and other products	2,103.3	2,205.1	2,695.9
Total Chlor Alkali Products and Vinyls	3,630.2	3,995.1	5,085.0
Epoxy
Aromatics and allylics	512.2	525.1	1,338.6
Epoxy resins	714.1	804.1	1,351.9
Total Epoxy	1,226.3	1,329.2	2,690.5
Winchester
Commercial	836.6	806.5	1,079.1
Military and law enforcement	847.0	702.2	521.6
Total Winchester	1,683.6	1,508.7	1,600.7
Total sales	$6,540.1	$6,833.0	$9,376.2
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
We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we expect to incur to protect our interests against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $11.6 million at December 31, 2024. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and operation, maintenance and monitoring (OM&M) expenses that, in our experience, we expect to incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.

Our liabilities for future environmental expenditures were as follows:

	December 31,
	2024	2023
Environmental Liabilities	($ in millions)
Beginning balance	$153.6	$146.6
Charges to income	30.2	30.1
Remedial and investigatory spending	(27.3)	(25.9)
Other	—	2.8
Ending balance	$156.5	$153.6
At December 31, 2024 and 2023, our consolidated balance sheets included environmental liabilities of $126.5 million and $121.6 million, respectively, which were classified as other noncurrent liabilities. Our environmental liability amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities. Of the $156.5 million included on our consolidated balance sheet at December 31, 2024, for future environmental expenditures, we currently expect to utilize $64.8 million of the reserve for future environmental expenditures over the next 5 years, $53.1 million for expenditures 6 to 10 years in the future, and $38.6 million for expenditures beyond 10 years in the future.
Our total estimated environmental liability at December 31, 2024, was attributable to 58 sites, 14 of which were United States Environmental Protection Agency National Priority List sites. Nine sites accounted for 81% of our environmental liability and, of the remaining 49 sites, no one site accounted for more than 3% of our environmental liability. At seven of the nine sites, part of the site is in the long-term OM&M stage. At seven of the nine sites, a remedial action plan is being developed for part of the site. At six of the nine sites, a remedial design is being developed at part of the site and at five of the nine sites, part of the site is subject to a remedial investigation. All nine sites are either associated with past manufacturing operations or former waste disposal sites. None of the nine largest sites represents more than 25% of the liabilities reserved on our consolidated balance sheet at December 31, 2024, for future environmental expenditures.
Environmental provisions charged to income, which are included in cost of goods sold, were as follows:

	Years ended December 31,
	2024	2023	2022
Environmental Expense	($ in millions)
Provisions charged to income	$30.2	$30.1	$24.2
Insurance recoveries(1)	—	(6.4)	(1.0)
Environmental expense	$30.2	$23.7	$23.2
(1)     Insurance recoveries for costs incurred and expensed in prior periods.
These charges relate primarily to remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites and may be material to operating results in future years.
Annual environmental-related cash outlays for site investigation and remediation are expected to range between approximately $25 million to $35 million over the next several years, which are expected to be charged against reserves recorded on our consolidated balance sheet. While we do not anticipate a material increase in the projected annual level of our environmental-related cash outlays for site investigation and remediation, there is always the possibility that such an increase may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, changes in regulatory authorities, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other Potentially Responsible Parties (PRPs), our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position or results of operations. At December 31, 2024, we estimate that it is reasonably possible that we may have additional contingent environmental liabilities of $80 million in addition to the amounts for which we have already recorded as a reserve.
NOTE 21. LEASES
Our lease commitments are primarily for railcars, but also include logistics, manufacturing, storage, real estate and information technology assets. Our leases have remaining lease terms of up to 90 years (13 years excluding land leases), some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year.
The amounts for leases included in our consolidated balance sheets include:

		December 31,
		2024	2023
	Balance Sheet Location:	($ in millions)
Lease Assets
Total lease assets	Operating lease assets, net	$302.2	$344.7
Lease Liabilities
Current
Current	Current operating lease liabilities	$64.8	$69.3
Long-term	Operating lease liabilities	243.2	283.1
Total lease liabilities		$308.0	$352.4
The components of lease expense are recorded to cost of goods sold and selling and administrative expenses in the consolidated statements of operations, excluding interest on finance lease liabilities which is recorded to interest expense. The components of lease expense were as follows:

	Years Ended December 31,
	2024	2023	2022
Lease Expense	($ in millions)
Operating lease expense	$83.5	$88.4	$93.4
Variable and short-term lease expense	29.6	24.6	32.5
Finance lease expense:
Depreciation of leased assets	—	0.5	1.0
Interest on lease liabilities	—	—	0.1
Total lease expense	$113.1	$113.5	$127.0
Future maturities of operating lease liabilities as of December 31, 2024, are summarized below:

Operating Leases
Future Lease Maturities	($ in millions)
2025	$75.4
2026	60.0
2027	48.8
2028	42.0
2029	35.3
Thereafter	107.3
Total lease payments	368.8
Less: Imputed interest(1)	(60.8)
Present value of lease liabilities	$308.0
(1)     Calculated using the discount rate for each lease.

Other information related to leases was as follows:

	Years Ended December 31,
	2024	2023	2022
Supplemental Cash Flows Information	($ in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$84.2	$88.8	$93.1
Operating cash flows from finance leases	—	—	0.1
Financing cash flows from finance leases	—	1.9	1.1
Non-cash increase in lease assets and lease liabilities:
Operating leases	$33.7	$71.1	$71.8

	December 31,
	2024	2023
Weighted-Average Remaining Lease Term - Operating leases	8.8 years	8.9 years
Weighted-Average Discount Rate - Operating leases	4.2%	4.0%
As of December 31, 2024, we have additional operating leases that have not yet commenced of approximately $28.6 million which are expected to commence during 2025 with lease terms between 5 years and 10 years.
NOTE 22. COMMITMENTS AND CONTINGENCIES
The following table summarizes our contractual commitments under purchase contracts as of December 31, 2024:

Purchase Commitments
Future Contractual Purchase Commitments	($ in millions)
2025	$636.6
2026	508.0
2027	458.4
2028	431.2
2029	430.9
Thereafter	2,490.5
Total purchase commitments	$4,955.6
The above purchase commitments include raw materials, capital expenditures, long-term energy supply contracts and utility purchasing commitments utilized in our normal course of business for our projected needs.
Legal Matters
We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities. At December 31, 2024 and 2023, our consolidated balance sheets included accrued liabilities for these legal actions of $19.7 million and $14.2 million, respectively. These liabilities do not include costs associated with legal representation. Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations.
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
We had the following notional amounts of outstanding forward contracts to buy and sell foreign currency:

	December 31,
	2024	2023
Notional Value - Foreign Currency	($ in millions)
Buy	$—	$21.0
Sell	133.7	140.2
Cash Flow Hedges
For derivative instruments that are designated and qualify as a cash flow hedge, the change in fair value of the derivative is recognized as a component of other comprehensive income (loss) until the hedged item is recognized in earnings.
We had the following notional amounts of outstanding commodity contracts that were entered into to hedge forecasted purchases:

	December 31,
	2024	2023
Notional Value - Commodity	($ in millions)
Natural gas	$57.4	$63.2
Ethane	22.6	26.4
Metals	124.5	101.4
Total notional	$204.5	$191.0
As of December 31, 2024, the counterparties to these commodity contracts were Wells Fargo Bank, N.A., Citibank, N.A., JPMorgan Chase Bank, National Association, Toronto Dominion Bank and Bank of America Corporation, all of which are major financial institutions.
We use cash flow hedges for certain raw material and energy costs such as copper, zinc, ethane, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in our manufacturing process. At December 31, 2024, we had open derivative contract positions through 2028. If all open futures contracts had been settled on December 31, 2024, we would have recognized a pretax gain of $10.2 million.
If commodity prices were to remain at December 31, 2024 levels, approximately $6.5 million of deferred gains, net of tax, would be reclassified into earnings during the next twelve months. The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

Fair Value Hedges
We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps. There were no outstanding interest rate swaps at December 31, 2024 and 2023.
Financial Statement Impacts
We present our derivative assets and liabilities in our consolidated balance sheets on a net basis whenever we have a legally enforceable master netting agreement with the counterparty to our derivative contracts. We use these agreements to manage and substantially reduce our potential counterparty credit risk.
The following table summarizes the location and fair value of the derivative instruments on our consolidated balance sheets:

		December 31,
		2024	2023
	Balance Sheet Location	($ in millions)
Current Assets
Commodity contracts	Other current assets	$11.9	$2.1
Foreign currency contracts	Other current assets	2.6	—
Noncurrent Assets
Commodity contracts	Other assets	2.0	3.2
Total derivative assets(1)		$16.5	$5.3

Current Liabilities
Commodity contracts	Accrued liabilities	$3.3	$29.4
Foreign currency contracts	Accrued liabilities	—	2.5
Noncurrent Liabilities
Commodity contracts	Other liabilities	0.4	0.5
Total derivative liabilities(1)		$3.7	$32.4
(1)     Does not include the impact of cash collateral received from or provided to counterparties.
The following table summarizes the effects of derivative instruments on our consolidated statements of operations:

		Amount of Gain (Loss) for the
		Years Ended December 31,
		2024	2023	2022
	Location of Gain (Loss)	($ in millions)
Cash Flow Hedges
Commodity contracts	Other comprehensive (loss) income	$4.3	$(53.6)	$(15.6)
Commodity contracts	Cost of goods sold	(30.6)	(72.5)	58.2

Not Designated as Hedging Instruments
Commodity contracts	Cost of goods sold	—	(0.6)	0.5
Foreign exchange contracts	Selling and administrative	17.0	(15.1)	(27.8)
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
Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceeds a specific threshold. If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability. As of December 31, 2024 and 2023, this threshold was not exceeded. In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.
Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
Item 9A.  CONTROLS AND PROCEDURES
Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s report on internal control over financial reporting and the related report of Olin’s independent registered public accounting firm, KPMG LLP, are included in Item 8—“Consolidated Financial Statements and Supplementary Data.”
Item 9B.  OTHER INFORMATION
During the three months ended December 31, 2024, no director or officer of Olin adopted or terminated a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.
Item 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We incorporate the biographical information relating to our Directors under the heading ITEM 1—“PROPOSAL FOR THE ELECTION OF DIRECTORS” in our Proxy Statement relating to our 2025 Annual Meeting of Shareholders (the “Proxy Statement”) by reference in this Report. We incorporate the biographical information regarding executive officers under the heading “EXECUTIVE OFFICERS” in our Proxy Statement by reference in this report.
The information with respect to our audit committee, including the audit committee financial expert, is incorporated by reference in this Report to the information contained in the paragraph entitled “CORPORATE GOVERNANCE MATTERS—What Are our Board Committees?” in our Proxy Statement. We incorporate by reference in this Report information regarding procedures for shareholders to nominate a director for election, in the Proxy Statement under the headings “MISCELLANEOUS—How can I directly nominate a director for election to the Board at the 2026 annual meeting?” and “CORPORATE GOVERNANCE MATTERS—What Is Olin’s Director Nomination Process?”. We incorporate by reference in this Report information regarding our insider trading policy in the Proxy Statement under the heading “CORPORATE GOVERNANCE MATTERS—Does Olin Have an Insider Trading Policy?”
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
Equity compensation plans information as of December 31, 2024 follows:

Equity Compensation Plan Information
	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)(1)
Equity compensation plans approved by security holders (2)	5,299,050	(3)	$38.69	(3)	5,832,855
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	5,299,050		$38.69	(3)	5,832,855
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
(3)Includes:
•4,396,995 shares issuable upon exercise of options with a weighted-average exercise price of $36.42, and a weighted-average remaining term of 5.0 years,
•244,179 shares issuable under restricted stock unit grants, with a weighted-average remaining term of 1.53 years,

•396,276 shares issuable in connection with outstanding performance share awards, with a weighted-average term of 2.0 years remaining in the performance measurement period, and
•261,600 shares under the 1997 Stock Plan for Non-employee Directors which represent stock grants for retainers, other board and committee fees and dividends on deferred stock under the plan.
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
Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, St. Louis, MO, Auditor Firm ID: 185.
We incorporate the information concerning the accounting fees and services of our independent registered public accounting firm, KPMG LLP, under the heading ITEM 3—“PROPOSAL TO RATIFY THE APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” in our Proxy Statement by reference in this Report.

PART IV
Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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
4.2
Indenture dated as of August 19, 2009, between Olin Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee — Exhibit 4.1 of Olin’s Current Report on Form 8-K dated August 19, 2009*

4.3	Trust Indenture effective December 1, 2010 between Mississippi Business Finance Corporation and U.S. Bank National Association—Exhibit 4.1 to Olin’s Form 8-K filed December 10, 2010*
4.4	Fourth Supplemental Indenture dated as of March 9, 2017 between Olin Corporation and U.S. Bank National Association—Exhibit 4.3 to Olin’s Form 8-K filed March 9, 2017*
4.5
Fifth Supplemental Indenture dated January 16, 2018 between Olin Corporation and U.S. Bank National Association, as trustee, governing the Senior Notes—Exhibit 4.1 to Olin’s Form 8-K filed January 19, 2018*

4.6	Sixth Supplemental Indenture dated July 16, 2019 between Olin Corporation and U.S. Bank National Association, as trustee, governing the Senior Notes—Exhibit 4.1 to Olin’s Form 8-K filed July 16, 2019*
4.7
Seventh Supplemental Indenture dated September 30, 2020 between Olin Corporation and U. S. Bank National Association, as trustee, governing the Senior Notes—Exhibit 4.1 to Olin’s Form 10-Q filed November 5, 2020*

4.8	Loan Agreement effective December 1, 2010 between Mississippi Business Finance Corporation and Olin Corporation—Exhibit 4.2 to Olin’s Form 8-K filed December 10, 2010*
4.9
Bond Purchase Agreement dated December 9, 2010 between Mississippi Business Finance Corporation, Olin Corporation and PNC Bank, National Association, as administrative agent—Exhibit 4.3 to Olin’s Form 8-K filed December 10, 2010*

4.10
Amended and Restated Credit and Funding Agreement dated December 9, 2010 between Olin Corporation, as borrower; PNC Bank, National Association, as administrative agent; PNC Capital Markets LLC, as lead arranger; and the Lenders party thereto—Exhibit 4.4 to Olin’s Form 8-K filed December 10, 2010*

4.11
First Amendment dated December 27, 2010 to the Amended and Restated Credit and Funding Agreement dated December 9, 2010 between Olin Corporation, as borrower; PNC Bank, National Association, as administrative agent; PNC Capital Markets LLC, as lead arranger; and the Lenders party thereto—Exhibit 4.4 to Olin’s Form 8-K filed December 30, 2010*

4.12
Second Amendment dated April 27, 2012 to Amended and Restated Credit and Funding Agreement dated December 9, 2010 among Olin Corporation, the Lenders as named therein, and PNC Bank, National Association, as administrative agent for the Lenders—Exhibit 4.2 to Olin’s Form 8-K filed May 3, 2012*

4.13
Third Amendment dated June 23, 2014 to Amended and Restated Credit and Funding Agreement dated December 9, 2010 among Olin Corporation, the Lenders as named therein, and PNC Bank, National Association, as administrative agent for the Lenders—Exhibit 4.2 to Olin’s Form 8-K filed June 25, 2014*

4.14
Amendment No. 4 dated June 23, 2015 to the Amended and Restated Credit and Funding Agreement dated December 9, 2010 among Olin Corporation, the Lenders as named therein, and PNC Bank, National Association, as administrative agent—Exhibit 10.3 to Olin’s Form 8-K filed June 29, 2015*

4.15
Fifth Amendment dated September 29, 2016 to Amended and Restated Credit and Funding Agreement dated December 9, 2010 among Olin Corporation, the Lenders as named therein, and PNC Bank, National Association, as administrative agent for the Lenders—Exhibit 4.1 to Olin’s Form 10-Q filed May 3, 2017*

4.16
Sixth Amendment dated March 9, 2017 to Amended and Restated Credit and Funding Agreement dated December 9, 2010 among Olin Corporation, the Lenders as named therein, and PNC Bank, National Association, as administrative agent for the Lenders—Exhibit 4.2 to Olin’s Form 8-K filed March 9, 2017*

4.17
Seventh Amendment dated July 16, 2019 to Amended and Restated Credit and Funding Agreement dated December 9, 2010 among Olin Corporation, the Lenders as named therein, and PNC Bank, National Association, as administrative agent for the Lenders—Exhibit 4.3 to Olin’s Form 8-K filed July 16, 2019*

4.18
Eighth Amendment dated December 20, 2019 to Amended and Restated Credit and Funding Agreement dated December 9, 2010 among Olin Corporation, the Lenders as named therein, and PNC Bank, National Association, as administrative agent for the Lenders—Exhibit 4.1 to Olin’s Form 8-K filed December 20, 2019*

4.19
Ninth Amendment dated May 8, 2020 to Amended and Restated Credit and Funding Agreement dated December 9, 2010 among Olin Corporation, the Lenders as named therein, and PNC Bank, National Association, as administrative agent for the Lenders—Exhibit 4.1 to Olin’s Form 8-K filed May 11, 2020*

4.20
Tenth Amendment to Amended and Restated Credit and Funding Agreement, dated as of February 24, 2021, among Olin Corporation, the Lenders (as defined therein), and PNC Bank, National Association, as Administrative Agent—Exhibit 4.1 to Olin’s Form 8-K filed March 1, 2021*

4.21
Eleventh Amendment dated August 30, 2021 to Amended and Restated Credit and Funding Agreement dated December 9, 2010 among Olin Corporation, Olin Winchester, LLC, the Lenders as named therein, and PNC Bank, National Association, as administrative agent for the Lenders—Exhibit 4.1 to Olin’s Form 10-Q filed October 22, 2021*

4.22
Twelfth Amendment to Amended and Restated Credit and Funding Agreement, dated as of October 11, 2022, among Olin Corporation, the Lenders (as defined therein), and PNC Bank, National Association, as administrative agent — Exhibit 4.1 to Olin's Form 8-K filed October 12, 2022*

4.23
Forward Purchase Agreement dated as of March 9, 2017, among Olin Corporation, the Lenders as named therein, and PNC Bank, National Association, as administrative agent—Exhibit 4.1 to Olin’s Form 8-K filed March 9, 2017*

4.24
First Amendment dated August 30, 2021 to Forward Purchase Agreement dated March 9, 2017, among Olin Corporation, Olin Winchester, LLC, the Lenders as named therein, and PNC Bank, National Association , as administrative agent—Exhibit 4.2 to Olin’s Form 10-Q filed October 22, 2021*

4.25
Senior Notes Indenture dated May 19, 2020 among Olin Corporation, as issuer, and U.S. Bank National Association, as trustee, governing the Senior Notes—Exhibit 4.1 to Olin’s Form 8-K filed May 20, 2020*

4.26
First Supplemental Indenture dated September 30, 2020 between Olin Corporation, as issuer, as issuer, and U.S. Bank National Association, as trustee, governing the 9.500% Senior Notes due 2025—Exhibit 4.4 to Olin’s Form 10-Q filed November 5, 2020*

4.27
Second Supplemental Indenture dated November 15,2021 between Olin Corporation, as issuer, as issuer, and U.S. Bank National Association, as trustee, governing the 9.500% Senior Notes due 2025—Exhibit 4.1 to Olin’s Form 8-K filed November 16, 2021*

4.28	Form of 5.125% Senior Notes due 2027—Exhibit 4.4 (included in Exhibit 4.3) to Olin’s Form 8-K filed March 9, 2017*
4.29	Form of 5.000% Senior Notes due 2030—Exhibit 4.1 to Olin’s Form 8-K filed January 19, 2018*
4.30	Form of 5.625% Senior Notes due 2029—Exhibit 4.2 (included in Exhibit 4.1) to Olin’s Form 8-K filed July 16, 2019*
4.31	Form of 9.500% Senior Notes due 2025—Exhibit 4.2 (included in Exhibit 4.1) to Olin’s Form 8-K filed May 20, 2020*
4.32
Receivables Purchase Agreement, dated as of November 20, 2024, among Olin Corporation, as servicer, Olin Finance Company, LLC, as seller, PNC Bank, National Association, as administrative agent, PNC Capital Markets LLC, as structuring agent, and the persons from time to time parties thereto as purchasers and group agents—Exhibit 10.1 to Olin’s Form 8-K filed November 20, 2024*

10.1	Senior Executive Pension Plan amended and restated effective October 24, 2008—Exhibit 10.1 to Olin’s Form 10-Q filed October 27, 2008*†
10.2	Olin Corporation Supplemental Retirement Savings Plan—Exhibit 10.1 to Olin’s Form 8-K filed October 1, 2024*†
10.3	Olin Corporation Change in Control Severance Plan for Section 16(b) Officers effective April 24, 2024†
10.4	Olin Corporation Severance Plan for Section 16(b) Officers effective April 24, 2024†
10.5	Amended and Restated 1997 Stock Plan for Non-employee Directors codified to reflect amendments adopted through December 5, 2024
10.6	Description of Restricted Stock Unit Awards granted under one of Olin's Long Term Incentive Plans—Exhibit 10.6 to Olin's Form 10-K filed February 23, 2023*†

10.7	Supplementary and Deferral Benefit Pension Plan as amended and restated effective October 24, 2008—Exhibit 10.2 to Olin’s Form 10-Q filed October 27, 2008*†
10.8	Amended and Restated Olin Corporation 2003 Long Term Incentive Plan codified as of January 27, 2019—Exhibit 10.2 to Olin’s Form 8-K filed January 30, 2019*†
10.9	Amended and Restated Olin Corporation 2006 Long Term Incentive Plan codified as of January 27, 2019—Exhibit 10.3 to Olin’s Form 8-K filed January 30, 2019*†
10.10	Amended and Restated Olin Corporation 2009 Long Term Incentive Plan codified as of January 27, 2019—Exhibit 10.4 to Olin’s Form 8-K filed January 30, 2019*†
10.11	Amended and Restated Olin Corporation 2014 Long Term Incentive Plan codified as of January 27, 2019—Exhibit 10.5 to Olin’s Form 8-K filed January 30, 2019*†
10.12	Amended and Restated Olin Corporation 2016 Long Term Incentive Plan codified as of January 27, 2019—Exhibit 10.6 to Olin’s Form 8-K filed January 30, 2019*†
10.13	Amended and Restated Olin Corporation 2018 Long Term Incentive Plan codified as of January 27, 2019—Exhibit 10.7 to Olin’s Form 8-K filed January 30, 2019*†
10.14	Amended and Restated Olin Corporation 2021 Long Term Incentive Plan codified as of April 22, 2021—Exhibit 10.1 to Olin’s Form 8-K/A filed April 26, 2021*†
10.15	Olin Corporation Section 16 Short-Term Incentive Plan—Exhibit 10.1 to Olin’s Form 8-K filed December 13, 2023*†
10.16	Performance Share Program amended December 5, 2024†
10.17	Offer Letter dated July 14, 2020 by and between Scott M. Sutton and Olin Corporation—Exhibit 10.1 to Olin’s Form 8-K filed July 15, 2020*†
10.18	Form of Non-Qualified Stock Option Award Certificate—Exhibit 10.19 to Olin's Form 10-K filed February 23, 2023*†
10.19	Form of Restricted Stock Unit Award Certificate—Exhibit 10.20 to Olin's Form 10-K filed February 23, 2023*†
10.20	Form of Performance Award Certificate—Exhibit 10.21 to Olin's Form 10-K filed February 23, 2023*†
10.21	Restricted Stock Award to Damian Gumpel dated December 10, 2021 and related Description—Exhibit 10.2 to Olin’s Form 8-K filed December 10, 2021*†
10.22	Summary of Olin Performance Share Program as amended effective February 21, 2024†
10.23	Olin Corporation Retirement Savings Plan Amended and Restated effective as of January 1, 2024—Exhibit 10.1 to Olin’s Form 10-Q filed October 25, 2024*
10.24	Distribution Agreement between Olin Corporation and Arch Chemicals, Inc., dated as of February 1, 1999—Exhibit 2.1 to Olin’s Form 8-K filed February 23, 1999*
10.25	Note Purchase Agreement dated December 22, 1997 between the SunBelt Chlor Alkali Partnership and the Purchasers named therein—Exhibit 99.5 to Olin’s Form 8-K filed December 3, 2001*
10.26	Guarantee Agreement dated December 22, 1997 between Olin Corporation and the Purchasers named therein—Exhibit 99.6 to Olin’s Form 8-K filed December 3, 2001*
10.27	Subordination Agreement dated December 22, 1997 between Olin Corporation and the Subordinated Parties named therein—Exhibit 99.7 to Olin’s Form 8-K filed December 3, 2001*
10.28	Separation Agreement dated March 26, 2015 between The Dow Chemical Company and Blue Cube Spinco Inc.—Exhibit 10.1 to Olin’s Form 8-K filed March 27, 2015*
10.29	Credit Agreement dated October 11, 2022 among Olin Corporation, the Lenders as named therein and Bank of America, N.A., as administrative agent—Exhibit 10.1 to Olin’s Form 8-K filed October 12, 2022*
10.30	Transition Agreement between Olin Corporation and Scott Sutton, Dated October 30, 2023 - Exhibit 10.1 to Olin’s Form 8-K filed November 2, 2023*†
10.31	Form of Olin Corporation Retention Agreement—Exhibit 10.1 to Olin's Form 8-K filed December 20, 2023*†
10.32	Offer Letter dated February 15, 2024 by and between Kenneth Lane and Olin Corporation—Exhibit 10.1 to Olin's Form 8-K filed February 20, 2024*†
10.33	Retention Agreement Side Letter, dated December 5, 2024—Exhibit 10.1 to Olin’s Form 8-K filed December 10, 2024*†
10.34	Separation Agreement, dated January 20, 2025, by and between Olin Corporation and Damian Gumpel—Exhibit 10.1 to Olin’s Form 8-K filed January 21, 2025*†
19	Insider Trading Policy
21	Subsidiaries of Olin Corporation
23	Consent of KPMG LLP
31.1	Section 302 Certification Statement of Chief Executive Officer
31.2	Section 302 Certification Statement of Chief Financial Officer
32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer

97	Olin Corporation Executive Officer Clawback Policy—Exhibit 97 to Olin’s Form 10-K filed February 22, 2024*
101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded in the Exhibit 101 Interactive Data Files)
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

OLIN CORPORATION
By:	/s/ Kenneth Lane
Kenneth Lane
President and Chief Executive Officer

Date: February 20, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ KENNETH LANE	President and Chief Executive Officer (Principal Executive Officer) and Director	February 20, 2025
Kenneth Lane

/s/ BEVERLEY A. BABCOCK	Director	February 20, 2025
Beverley A. Babcock

/s/ C. ROBERT BUNCH	Director	February 20, 2025
C. Robert Bunch

/s/ MATTHEW S. DARNALL	Director	February 20, 2025
Matthew S. Darnall

/s/ JULIE A. PIGGOTT	Director	February 20, 2025
Julie A. Piggott

/s/ EARL L. SHIPP	Director	February 20, 2025
Earl L. Shipp

/s/ WILLIAM H. WEIDEMAN	Chairman and Director	February 20, 2025
William H. Weideman

/s/ W. ANTHONY WILL	Director	February 20, 2025
W. Anthony Will

/s/ CAROL A. WILLIAMS	Director	February 20, 2025
Carol A. Williams

/s/ TODD A. SLATER	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2025
Todd A. Slater

/s/ RANDEE N. SUMNER	Vice President and Controller (Principal Accounting Officer)	February 20, 2025
Randee N. Sumner