Form 10-Q
period 2025-03-31
OLIN Corp
filed 2025-05-02
CIK 74303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

As of March 31, 2025, 115,135,692 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets
($ in millions, except per share data)
(Unaudited)

	March 31, 2025	December 31, 2024	March 31, 2024
Assets
Current assets:
Cash and cash equivalents	$174.0	$175.6	$150.9
Receivables, net	1,107.3	1,007.8	907.4
Income taxes receivable	15.8	11.5	15.4
Inventories, net	875.2	823.5	823.9
Other current assets	79.0	61.4	54.2
Total current assets	2,251.3	2,079.8	1,951.8
Property, plant and equipment (less accumulated depreciation of $5,291.8, $5,189.2 and $4,917.5)	2,266.5	2,328.4	2,451.5
Operating lease assets, net	289.0	302.2	334.9
Deferred income taxes	54.5	53.4	90.7
Other assets	1,171.6	1,185.1	1,123.5
Intangible assets, net	198.6	206.6	235.6
Goodwill	1,423.5	1,423.6	1,423.3
Total assets	$7,655.0	$7,579.1	$7,611.3
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$19.2	$129.0	$80.9
Accounts payable	812.0	861.6	763.7
Income taxes payable	116.9	141.3	161.7
Current operating lease liabilities	62.5	64.8	68.2
Accrued liabilities	428.4	435.5	341.6
Total current liabilities	1,439.0	1,632.2	1,416.1
Long-term debt	3,016.6	2,713.2	2,684.8
Operating lease liabilities	231.9	243.2	274.1
Accrued pension liability	207.6	197.7	211.4
Deferred income taxes	417.9	430.5	470.0
Other liabilities	303.9	306.9	347.8
Total liabilities	5,616.9	5,523.7	5,404.2
Commitments and contingencies
Shareholders’ equity:
Common stock, $1.00 par value per share: authorized, 240.0 shares; issued and outstanding, 115.1, 115.7 and 119.4 shares	115.1	115.7	119.4
Accumulated other comprehensive loss	(430.6)	(450.1)	(489.7)
Retained earnings	2,321.5	2,357.5	2,542.3
Olin Corporation’s shareholders’ equity	2,006.0	2,023.1	2,172.0
Noncontrolling interests	32.1	32.3	35.1
Total equity	2,038.1	2,055.4	2,207.1
Total liabilities and equity	$7,655.0	$7,579.1	$7,611.3
The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Operations
($ in millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Sales	$1,644.2	$1,635.3
Operating expenses:
Cost of goods sold	1,495.5	1,428.0
Selling and administrative	101.0	101.9
Restructuring charges	4.0	8.3
Other operating income	—	0.2
Operating income	43.7	97.3
Interest expense	48.5	44.6
Interest income	1.2	0.8
Non-operating pension income	5.7	6.8
Income before taxes	2.1	60.3
Income tax provision	0.9	12.5
Net income	1.2	47.8
Net loss attributable to noncontrolling interests	(0.2)	(0.8)
Net income attributable to Olin Corporation	$1.4	$48.6

Net income attributable to Olin Corporation per common share:
Basic	$0.01	$0.41
Diluted	$0.01	$0.40
Weighted-average common shares outstanding:
Basic	115.3	119.9
Diluted	116.6	121.9
The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Comprehensive Income
($ in millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$1.2	$47.8
Other comprehensive income, net of tax:
Foreign currency translation	(1.2)	(2.3)
Cash flow hedges	19.8	7.7
Pension and postretirement benefits	0.9	1.2
Total other comprehensive income, net of tax	19.5	6.6
Comprehensive income	20.7	54.4
Comprehensive loss attributable to noncontrolling interests	(0.2)	(0.8)
Comprehensive income attributable to Olin Corporation	$20.9	$55.2
The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
($ in millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Common Stock
Balance at beginning of period	$115.7	$120.2
Common stock repurchased and retired	(0.7)	(2.0)
Common stock issued for:
Stock options exercised	—	0.8
Other transactions	0.1	0.4
Balance at end of period	115.1	119.4
Additional Paid-In Capital
Balance at beginning of period	—	24.8
Common stock repurchased and retired	(5.1)	(37.3)
Common stock issued for:
Stock options exercised	1.9	19.0
Other transactions	3.9	(4.3)
Stock-based compensation	(0.7)	(2.2)
Balance at end of period	—	—
Accumulated Other Comprehensive Loss
Balance at beginning of period	(450.1)	(496.3)
Other comprehensive income, net of tax	19.5	6.6
Balance at end of period	(430.6)	(489.7)
Retained Earnings
Balance at beginning of period	2,357.5	2,583.7
Net income attributable to Olin Corporation	1.4	48.6
Common stock dividends paid	(23.0)	(23.9)
Common stock repurchased and retired	(14.4)	(66.1)
Balance at end of period	2,321.5	2,542.3
Olin Corporation’s Shareholders’ Equity	2,006.0	2,172.0

Noncontrolling Interests
Balance at beginning of period	32.3	35.9
Net loss attributable to noncontrolling interest	(0.2)	(0.8)
Balance at end of period	32.1	35.1
Total Equity	$2,038.1	$2,207.1

Dividends declared per share of common stock	$0.20	$0.20
The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows
($ in millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net income	$1.2	$47.8
Adjustments to reconcile net income to net cash and cash equivalents provided by (used for) operating activities:
Depreciation and amortization	132.2	129.7
Stock-based compensation	4.0	4.4
Deferred income taxes	(18.2)	(13.9)
Qualified pension plan contributions	(0.1)	(0.3)
Qualified pension plan income	(5.0)	(6.0)
Change in assets and liabilities:
Receivables	(98.2)	(37.5)
Income taxes receivable/payable	(34.0)	9.6
Inventories	(43.9)	31.2
Other current assets	4.2	3.6
Accounts payable and accrued liabilities	(32.5)	(95.9)
Other assets	4.6	(0.7)
Other noncurrent liabilities	1.1	5.7
Other operating activities	(1.4)	3.3
Net operating activities	(86.0)	81.0
Investing Activities
Capital expenditures	(61.4)	(44.3)
Payments under other long-term supply contracts	—	(28.5)
Other investing activities	(1.0)	(1.9)
Net investing activities	(62.4)	(74.7)
Financing Activities
Long-term debt:
Borrowings	2,041.0	217.0
Repayments	(1,841.1)	(122.3)
Common stock repurchased and retired	(20.2)	(105.4)
Stock options exercised	1.9	19.8
Employee taxes paid for share-based payment arrangements	—	(10.5)
Dividends paid	(23.0)	(23.9)
Debt issuance costs	(12.0)	—
Net financing activities	146.6	(25.3)
Effect of exchange rate changes on cash and cash equivalents	0.2	(0.4)
Net decrease in cash and cash equivalents	(1.6)	(19.4)
Cash and cash equivalents, beginning of year	175.6	170.3
Cash and cash equivalents, end of period	$174.0	$150.9

Cash paid for interest and income taxes:
Interest, net	$65.3	$62.9
Income taxes, net of refunds	50.5	15.8
Non-cash investing activities:
Decrease in capital expenditures included in accounts payable and accrued liabilities	26.9	9.6
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
Basis of Presentation
We have prepared the condensed financial statements included herein, without audit, pursuant to the rules and regulations of the United States (U.S.) Securities and Exchange Commission (SEC). The preparation of the financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. In our opinion, these financial statements reflect all adjustments (consisting only of normal accruals), which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures are appropriate. We recommend that you read these condensed financial statements in conjunction with the financial statements, accounting policies and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024.
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
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
NOTE 3. ACQUISITIONS
On April 18, 2025, Olin acquired AMMO, Inc.’s small caliber ammunition manufacturing assets for total consideration of $55.8 million, subject to normal post-closing adjustments. The acquisition, which includes AMMO Inc.’s brass shellcase capabilities and their 185,000 square foot production facility located in Manitowoc, WI, will be included in Olin’s existing Winchester segment. The acquisition was financed with cash on hand. The initial purchase accounting for acquired assets and assumed liabilities is preliminary as a result of the timing of the acquisition. The acquisition is not material and therefore supplemental pro forma financial information is not provided.

NOTE 4. RESTRUCTURING CHARGES
On December 11, 2024, we announced we had made the decision to permanently close our Chlorine 3 manufacturing facility in Freeport, TX (Freeport 2024 Plan). The closure is expected to be completed by December 31, 2025. We expect to incur additional restructuring charges through 2030 of approximately $35 million related to this action.
As a result of weak global resin demand and higher cost structures within the European region, we began a review of our global Epoxy asset footprint to optimize the most productive and cost-effective assets to support our operating model. As part of this review, we announced operational cessations in the fourth quarter of 2022 and the first half of 2023 (collectively, Epoxy Optimization Plan).
On June 20, 2023, we announced we had made the decision to cease all remaining operations at our Gumi, South Korea facility, reduce epoxy resin capacity at our Freeport, TX facility, and reduce our sales and support staffing across Asia. These actions were substantially completed by December 31, 2023. On March 21, 2023, we announced we had made the decision to cease operations at our cumene facility in Terneuzen, Netherlands and solid epoxy resin production at our facilities in Gumi, South Korea and Guaruja, Brazil. The closures were completed in the first quarter 2023. During the fourth quarter of 2022, we committed to and completed a plan to close down one of our bisphenol production lines at our Stade, Germany site. We expect to incur additional restructuring charges through the end of the year of approximately $10 million related to these actions.
During 2021, we announced that we had made the decision to permanently close our diaphragm-grade chlor alkali capacity, representing 400,000 tons, at our McIntosh, AL facility (McIntosh Plan). The closure was completed during the third quarter of 2022. We expect to incur additional restructuring charges through 2027 of approximately $20 million related to these actions.
On January 18, 2021, we announced we had made the decision to permanently close our trichloroethylene and anhydrous hydrogen chloride liquefaction facilities in Freeport, TX (collectively, Freeport 2021 Plan), which were completed in the fourth quarter of 2021. We expect to incur additional restructuring charges through 2026 of approximately $5 million related to these actions.
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
Pretax restructuring charges related to these actions include facility exit costs, lease and other contract termination costs, employee severance and related benefits costs and the write-off of equipment and facilities. Pretax restructuring charges, by plan, for the three months ended March 31, 2025 and 2024, were as follows:

	Three Months Ended March 31,
	2025	2024
Pretax Restructuring Charges	($ in millions)
Epoxy Optimization Plan	$1.1	$3.5
McIntosh Plan	0.2	1.9
Freeport 2021 Plan	1.8	0.4
Freeport 2019 Plan	0.9	2.5
Total restructuring charges	$4.0	$8.3

The following table summarizes the 2025 and 2024 activities by major component of these restructuring actions and the remaining balances of accrued restructuring costs as of March 31, 2025 and 2024:

	Employee Severance and Related Benefit Costs	Lease and Other Contract Termination Costs	Facility Exit Costs	Total
Restructuring Activity by Component	($ in millions)
Balance at January 1, 2024	$10.8	$16.7	$—	$27.5
Restructuring charges:	—	—	8.3	8.3
Amounts utilized	(6.7)	(3.3)	(8.3)	(18.3)
Balance at March 31, 2024	$4.1	$13.4	$—	$17.5

Balance at January 1, 2025	$3.1	$5.2	$—	$8.3
Restructuring charges:	1.6	0.2	2.2	4.0
Amounts utilized	(1.9)	(2.9)	(2.2)	(7.0)
Balance at March 31, 2025	$2.8	$2.5	$—	$5.3
The following table summarizes the cumulative restructuring charges of these restructuring actions by major component through March 31, 2025:

	Chlor Alkali Products and Vinyls				Epoxy	Total
	McIntosh Plan	Freeport 2024 Plan	Freeport 2021 Plan	Freeport 2019 Plan	Epoxy Optimization Plan
Cumulative Restructuring Charges	($ in millions)
Write-off of equipment and facility	$2.7	$—	$—	$58.9	$18.3	$79.9
Employee severance and related benefit costs	—	—	—	2.1	18.5	20.6
Facility exit costs	11.6	—	16.4	25.7	35.8	89.5
Lease and other contract termination costs	6.3	—	—	—	34.1	40.4
Total cumulative restructuring charges	$20.6	$—	$16.4	$86.7	$106.7	$230.4
As of March 31, 2025, we have incurred cash expenditures of $145.2 million and non-cash charges of $79.9 million related to these restructuring actions. The remaining balance of $5.3 million is expected to be paid out through 2027.
NOTE 5. EARNINGS PER SHARE
Basic and diluted net income attributable to Olin Corporation per share are computed by dividing net income attributable to Olin Corporation by the weighted-average number of common shares outstanding. Diluted net income attributable to Olin Corporation per share reflects the dilutive effect of stock-based compensation.

	Three Months Ended March 31,
	2025	2024
Computation of Earnings per Share	($ in millions, except per share data)
Net income attributable to Olin Corporation	$1.4	$48.6

Weighted-average common shares - basic	115.3	119.9
Dilutive effect of stock-based compensation	1.3	2.0
Weighted-average common shares - diluted	116.6	121.9

Earnings per common share attributable to Olin Corporation:
Basic	$0.01	$0.41
Diluted	$0.01	$0.40
The computation of dilutive shares does not include 3.7 million and 2.0 million shares for the three months ended March 31, 2025 and 2024, respectively, as their effect would have been anti-dilutive.
NOTE 6. ACCOUNTS RECEIVABLE
Our condensed balance sheets includes the following amounts within receivables, net:

	March 31, 2025	December 31, 2024	March 31, 2024
Accounts Receivable	($ in millions)
Allowance for doubtful accounts receivable	$12.0	$11.8	$12.6
Other receivables	101.7	94.6	89.4
NOTE 7. INVENTORIES
Inventories consisted of the following:

	March 31, 2025	December 31, 2024	March 31, 2024
Inventories	($ in millions)
Supplies	$157.7	$149.3	$146.7
Raw materials	183.0	185.2	188.2
Work in process	188.9	173.1	160.8
Finished goods	503.4	467.3	473.9
Inventories excluding LIFO reserve	1,033.0	974.9	969.6
LIFO reserve	(157.8)	(151.4)	(145.7)
Inventories, net	$875.2	$823.5	$823.9
Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at March 31, 2025, reflect certain estimates relating to inventory quantities and costs at December 31, 2025. The replacement cost of our inventories would have been approximately $157.8 million, $151.4 million and $145.7 million higher than reported at March 31, 2025, December 31, 2024 and March 31, 2024, respectively.

NOTE 8. OTHER ASSETS
Included in other assets were the following:

	March 31, 2025	December 31, 2024	March 31, 2024
Other Assets	($ in millions)
Supply contracts	$1,027.1	$1,047.3	$1,065.1
Pension assets	52.0	43.3	1.7
Investment in unconsolidated affiliates	23.0	23.0	—
Other	69.5	71.5	56.7
Other assets	$1,171.6	$1,185.1	$1,123.5
For the three months ended March 31, 2024 payments of $28.5 million were made under other long-term supply contracts for energy modernization projects in the U.S. Gulf Coast.
Amortization expense of $20.9 million and $18.3 million for the three months ended March 31, 2025 and 2024, respectively, was recognized within cost of goods sold related to our long-term supply contracts and is reflected in depreciation and amortization on the condensed statements of cash flows.
NOTE 9. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying value of goodwill were as follows:

	Chlor Alkali Products and Vinyls	Epoxy	Winchester	Total
Goodwill	($ in millions)
Balance at January 1, 2024(1)	$1,276.1	$145.2	$2.7	$1,424.0
Acquisition activity	—	—	(0.3)	(0.3)
Foreign currency translation adjustment	(0.3)	(0.1)	—	(0.4)
Balance at March 31, 2024(1)	$1,275.8	$145.1	$2.4	$1,423.3

Balance at January 1, 2025(1)	$1,276.4	$144.8	$2.4	$1,423.6
Foreign currency translation adjustment	(0.1)	—	—	(0.1)
Balance at March 31, 2025(1)	$1,276.3	$144.8	$2.4	$1,423.5
(1)Includes cumulative goodwill impairment of $557.6 million and $142.2 million in Chlor Alkali Products and Vinyls and Epoxy, respectively.
Intangible assets consisted of the following:

	March 31, 2025			December 31, 2024			March 31, 2024
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Intangible Assets	($ in millions)
Customers, customer contracts and relationships	$670.5	$(480.2)	$190.3	$666.7	$(469.2)	$197.5	$669.8	$(445.1)	$224.7
Trade names	3.6	(0.7)	2.9	3.5	(0.6)	2.9	3.6	(0.4)	3.2
Acquired technology	94.3	(93.1)	1.2	93.7	(91.7)	2.0	94.1	(90.6)	3.5
Other	4.9	(0.7)	4.2	4.9	(0.7)	4.2	4.9	(0.7)	4.2
Total intangible assets	$773.3	$(574.7)	$198.6	$768.8	$(562.2)	$206.6	$772.4	$(536.8)	$235.6

NOTE 10. DEBT
Long-term loans, notes and other financing obligations, consisted of the following:

	March 31, 2025	December 31, 2024	March 31, 2024
Financing Obligations	($ in millions)
Fixed-rate Financing
9.50% senior notes, due 2025 (2025 Notes)	$—	$108.6	$108.6
5.125% senior notes, due 2027 (2027 Notes)	—	500.0	500.0
5.625% senior notes, due 2029	669.3	669.3	669.3
5.00% senior notes, due 2030	515.3	515.3	515.3
6.625% senior notes, due 2033 (2033 Notes)	600.0	—	—
Variable-rate Financing
Term Loan Facilities	650.0	332.5	339.0
Revolving Credit Facilities	75.0	170.0	161.0
Receivables Financing Agreements	461.0	475.0	332.4
Recovery Zone bonds	83.0	83.0	103.0
Go Zone bonds	—	—	50.0
Industrial development and environmental improvement obligations	2.9	2.9	2.9
Other
Deferred debt issuance costs	(20.7)	(14.3)	(15.7)
Unamortized bond original issue discount	—	(0.1)	(0.1)
Total debt	3,035.8	2,842.2	2,765.7
Amounts due within one year	19.2	129.0	80.9
Total long-term debt	$3,016.6	$2,713.2	$2,684.8
Senior Notes and Senior Credit Facilities
On March 14, 2025, Olin issued $600.0 million aggregate principal amount of 6.625% senior notes due April 1, 2033 (2033 Notes), in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. Interest on the 2033 Notes began accruing from March 14, 2025 and is paid semi-annually beginning on October 1, 2025.
On March 14, 2025, Olin entered into a $1,850.0 million senior credit facility (2025 Senior Credit Facility), which increased the borrowing limit of our existing $1,550.0 million senior credit facility (2022 Senior Credit Facility) by $300.0 million and extended the maturity date from October 11, 2027 to March 14, 2030. The 2025 Senior Credit Facility includes a term loan facility with aggregate commitments of $650.0 million (2025 Term Loan Facility) and a revolving credit facility with aggregate commitments of $1,200.0 million (2025 Revolving Credit Facility).
The 2025 Term Loan Facility replaced Olin’s existing $350.0 million term loan facility (2022 Term Loan Facility, and collectively with the new 2025 Term Loan Facility, the Term Loan Facilities). The 2025 Term Loan Facility requires principal amortization payments beginning on June 30, 2025 at a rate of 0.625% per quarter through March 31, 2027, increasing to 1.250% per quarter thereafter, until maturity, and was fully drawn on the closing date.
The 2025 Revolving Credit Facility replaced Olin’s existing $1,200.0 million revolving credit facility (2022 Revolving Credit Facility, and collectively with the new 2025 Revolving Credit Facility, the Revolving Credit Facilities). The 2025 Revolving Credit Facility includes a $100.0 million letter of credit subfacility. At March 31, 2025, we had $1,124.6 million available under our 2025 Revolving Credit Facility because we had $75.0 million borrowed under the facility and issued $0.4 million of letters of credit.
Proceeds from the 2033 Notes, together with borrowings under the 2025 Senior Credit Facility, were used to redeem the $108.6 million 2025 Notes, redeem the $500.0 million 2027 Notes, refinance the existing 2022 Senior Credit Facility, comprised of $505.0 million of borrowings under the 2022 Revolving Credit Facility and $332.5 million of borrowings under the 2022 Term Loan Facility, and pay related fees and expenses.

We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of March 31, 2025, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As a result of our restrictive covenant related to the net leverage ratio, the maximum additional borrowings available to us could be limited in the future. The limitation, if an amendment or waiver from our lenders is not obtained, could restrict our ability to borrow the maximum amounts available under the 2025 Senior Revolving Credit Facility and the 2024 Receivables Financing Agreement (defined below). As of March 31, 2025, there were no covenants or other restrictions that limited our ability to borrow.
Receivables Financing Agreement
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
Under the Receivables Financing Agreements, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the 2024 Receivables Financing Agreement incorporates the net leverage ratio covenant that is contained in the 2025 Senior Credit Facility. As of March 31, 2025, December 31, 2024 and March 31, 2024, we had $461.0 million, $475.0 million and $332.4 million, respectively, drawn under the Receivables Financing Agreements. As of March 31, 2025, $631.0 million of our trade receivables were pledged as collateral and we had $39.0 million of additional borrowing capacity under the 2024 Receivables Financing Agreement.
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
Financing Cash Flows
During the three months ended March 31, 2025 and 2024, activity of our outstanding debt included:

	Three Months Ended March 31,
	2025	2024
Long-term Debt Borrowings (Repayments)	($ in millions)
Borrowings
Term Loan Facilities	$650.0	$—
Revolving Credit Facilities	410.0	180.0
Receivables Financing Agreements	381.0	37.0
2033 Notes	600.0	—
Total borrowings	2,041.0	217.0
Repayments
Term Loan Facilities	(332.5)	(2.2)
Revolving Credit Facilities	(505.0)	(87.0)
Receivables Financing Agreements	(395.0)	(33.1)
2025 Notes	(108.6)	—
2027 Notes	(500.0)	—
Total repayments	(1,841.1)	(122.3)
Long-term debt borrowings, net	$199.9	$94.7
Other Financing
Interest expense for the three months ended March 31, 2025 included $3.3 million for the write-off of unamortized deferred debt issuance costs and costs associated with our first quarter financing transactions, including the 2025 Senior Credit Facility, early redemption of the 2025 Notes and 2027 Notes, and issuance of the 2033 Notes.

For the three months ended March 31, 2025, we paid debt issuance costs of $12.0 million associated with the 2033 Notes and 2025 Senior Credit Facility.
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

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$1.0	$1.3	$0.1	$0.2
Interest cost	24.5	25.1	0.3	0.4
Expected return on plans’ assets	(31.7)	(33.9)	—	—
Amortization of prior service cost	(0.2)	(0.1)	(0.1)	—
Recognized actuarial loss	1.4	1.5	0.1	0.2
Net periodic benefit (income) cost	$(5.0)	$(6.1)	$0.4	$0.8
We made cash contributions to our international qualified defined benefit pension plans of $0.1 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.
NOTE 12. INCOME TAXES
The effective tax rate for the three months ended March 31, 2025 included a net $0.4 million tax expense, primarily associated with a change in tax contingencies. Excluding this item, the effective tax rate for the three months ended March 31, 2025 of 23.8% was higher than the 21.0% U.S. federal statutory rate primarily due to state income tax and foreign income inclusions, partially offset by favorable permanent salt depletion deductions. The effective tax rate for the three months ended March 31, 2024 included a net $2.6 million tax benefit, primarily associated with stock-based compensation and prior year tax positions, partially offset by an expense from a change in tax contingencies. Excluding these items, the effective tax rate for the three months ended March 31, 2024 of 25.0% was higher than the 21.0%  U.S. federal statutory rate primarily due to state income tax and foreign income inclusions, partially offset by favorable permanent salt depletion deductions.
In August 2022, the Inflation Reduction Act (the "IRA") was enacted and provides various beneficial credits for energy efficient related manufacturing, transportation and fuels, hydrogen/carbon recapture and renewable energy, which we are evaluating in regard to planned projects.

As of March 31, 2025, we had $21.3 million of gross unrecognized tax benefits, which would have impacted the effective tax rate, if recognized. The amounts of unrecognized tax benefits were as follows:

	Three Months Ended March 31,
	2025	2024
Unrecognized Tax Benefits	($ in millions)
Balance at beginning of year	$21.1	$50.3
Increases for prior year tax positions	0.8	—
Decreases for prior year tax positions	(0.2)	—
Increases for current year tax positions	0.4	0.4
Settlements with tax authorities	(0.8)	—
Foreign currency translation adjustments	—	(0.8)
Balance at end of period	$21.3	$49.9
As of March 31, 2025, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $10.3 million over the next twelve months. The anticipated reduction primarily relates to expected settlements with tax authorities and the expiration of federal, state and foreign statutes of limitation.
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
For our primary tax jurisdictions, the tax years that remain subject to examination are as follows:

Tax Years
U.S. federal income tax	2020 - 2024
U.S. state income tax	2015 - 2024
Canadian federal income tax	2018 - 2024
Brazil	2019 - 2024
Germany	2022 - 2024
China	2015 - 2024
The Netherlands	2020 - 2024
NOTE 13. DEFINED CONTRIBUTION PLAN
The Company sponsors a defined contribution plan for qualifying domestic employees (Employee Retirement Savings Plan) and a supplemental executive retirement plan as follows:
Employee Retirement Savings Plan
We sponsor a defined contribution plan for qualifying domestic employees, for which the company contributes between 5.0% and 7.5% of the employees’ eligible compensation into a retirement account (Company Contribution). Employees generally vest in the value of the Company Contribution according to a schedule based on service. Participants vest 50% after 2 years of service and 100% after 3 years of service.
We also match a percentage of our employees’ contributions (Company Match), which are invested in the same investment allocation as the employees’ contributions. Employees immediately vest in the Company Match.

Our contributions to the defined contribution plan were as follows:

	Three Months Ended March 31,
	2025	2024
Employee Retirement Savings Plan Expense	($ in millions)
Company Contribution	$10.3	$10.6
Company Match	4.2	3.6
Total expense	$14.5	$14.2

NOTE 14. STOCK-BASED COMPENSATION
Stock-based compensation granted includes stock options, performance share awards, restricted stock awards and deferred directors’ compensation. Stock-based compensation expense was as follows:

	Three Months Ended March 31,
	2025	2024
Stock Compensation Expense	($ in millions)
Stock-based compensation	$5.3	$5.6
Mark-to-market adjustments	(3.8)	2.2
Total expense	$1.5	$7.8
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
The fair value of each performance share award based on net income was estimated on the date of grant, using the current stock price. The fair value of each performance share award based on TSR was estimated on the date of grant, using a Monte Carlo simulation model with the following weighted average assumptions:

Grant Date Assumptions - Performance Shares	2025	2024
Risk-free interest rate	4.27%	4.53%
Expected volatility of Olin common stock	37%	41%
Expected average volatility of peer companies	35%	37%
Average correlation coefficient of peer companies	0.45	0.40
Expected life (years)	3.0	3.0
Grant date fair value (TSR-based award)	$27.46	$72.80
Grant date fair value (net income-based award)	$27.62	$54.07
Performance share awards granted	545,572	180,714
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

Restricted Stock Units
During the three months ended March 31, 2025 and 2024, Olin granted restricted stock units of 398,303 and 202,500, respectively, at a weighted average grant date fair value per share of $27.69 and $57.56, respectively. The fair value of each restricted stock unit was estimated on the date of grant using the current stock price. The awards typically vest ratably, on an annual basis, over three years, but not less than one year.
Stock Options
During the three months ended March 31, 2024, Olin granted stock options of 601,157 at a weighted-average grant date fair value per option of $24.79 and a weighted-average exercise price of $53.43. The fair value of each stock option granted, which typically vests ratably over three years, but not less than one year, was estimated on the date of grant, using the Black-Scholes option-pricing model.
NOTE 15. SHAREHOLDERS’ EQUITY
On December 11, 2024, our Board of Directors approved a share repurchase program with a $1.3 billion authorization (the 2024 Repurchase Authorization). The Board of Directors previously authorized share repurchases with a $2.0 billion authorization on July 28, 2022 (the 2022 Repurchase Authorization). The 2024 Repurchase Authorization and 2022 Repurchase Authorization will terminate upon the purchase of $1.3 billion and $2.0 billion of common stock, respectively.
For the three months ended March 31, 2025 and 2024, 0.7 million and 2.0 million shares, respectively, of common stock were repurchased and retired at a total value of $20.2 million and $105.4 million, respectively. As of March 31, 2025, 25.8 million shares of common stock have been repurchased and retired at a total value of $1,321.1 million under the 2022 Repurchase Authorization program, and $678.9 million of common stock remained authorized to be repurchased under the program. As of March 31, 2025, there have been no repurchases under the 2024 Repurchase Authorization program and $1.3 billion remained available.
We issued less than 0.1 million and 0.8 million shares representing stock options exercised for the three months ended March 31, 2025 and 2024, respectively, with a total value of $1.9 million and $19.8 million, respectively.
The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation	Cash Flow Hedges	Pension and Postretirement Benefits	Total
Accumulated Other Comprehensive Loss	($ in millions)
Balance at January 1, 2024	$(39.7)	$(18.4)	$(438.2)	$(496.3)
Unrealized losses	(2.3)	(3.0)	—	(5.3)
Reclassification adjustments of losses into income	—	13.3	1.6	14.9
Tax provision	—	(2.6)	(0.4)	(3.0)
Net change	(2.3)	7.7	1.2	6.6
Balance at March 31, 2024	$(42.0)	$(10.7)	$(437.0)	$(489.7)

Balance at January 1, 2025	$(45.9)	$7.8	$(412.0)	$(450.1)
Unrealized (losses) gains	(1.2)	34.4	—	33.2
Reclassification adjustments of (gains) losses into income	—	(8.1)	1.2	(6.9)
Tax provision	—	(6.5)	(0.3)	(6.8)
Net change	(1.2)	19.8	0.9	19.5
Balance at March 31, 2025	$(47.1)	$27.6	$(411.1)	$(430.6)
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
We define segment results as income (loss) before interest expense, interest income, other operating income (expense), non-operating pension income, other income and income taxes. We have three operating segments: Chlor Alkali Products and Vinyls, Epoxy, and Winchester. The three operating segments reflect the organization used by our management for purposes of allocating resources and assessing performance, and represents our reportable segments. Chlorine and caustic soda used in our Epoxy segment is transferred at cost from the Chlor Alkali Products and Vinyls segment.
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

	Three Months Ended March 31, 2025
	Chlor Alkali Products and Vinyls	Epoxy	Winchester	Corp/Other	Totals
Segment Detail	($ in millions)
Sales	$924.5	$331.7	$388.0	$—	$1,644.2
Cost of goods sold	802.0	345.1	342.6	5.8	1,495.5
Gross margin	122.5	(13.4)	45.4	(5.8)	148.7
Other segment items	(44.2)	(15.0)	(22.6)	(19.2)	(101.0)
Restructuring charges	—	—	—	(4.0)	(4.0)
Interest expense	—	—	—	(48.5)	(48.5)
Interest income	—	—	—	1.2	1.2
Non-operating pension income	—	—	—	5.7	5.7
Income (loss) before taxes	$78.3	$(28.4)	$22.8	$(70.6)	$2.1
Other Items
Depreciation and amortization expense	$107.2	$12.8	$9.5	$2.7	$132.2
Capital spending	37.6	10.8	11.1	1.9	61.4
Assets	5,358.5	965.0	825.3	506.2	7,655.0
Segment Sales by Geography
United States	$646.9	$144.1	$346.2	$—	$1,137.2
Europe	33.2	101.8	12.6	—	147.6
Other foreign	244.4	85.8	29.2	—	359.4
Total sales	$924.5	$331.7	$388.0	$—	$1,644.2

	Three Months Ended March 31, 2024
	Chlor Alkali Products and Vinyls	Epoxy	Winchester	Corp/Other	Totals
Segment Detail	($ in millions)
Sales	$884.6	$341.3	$409.4	$—	$1,635.3
Cost of goods sold	766.0	339.1	316.3	6.6	1,428.0
Gross margin	118.6	2.2	93.1	(6.6)	207.3
Other segment items	(42.0)	(14.0)	(20.9)	(25.0)	(101.9)
Restructuring charges	—	—	—	(8.3)	(8.3)
Other operating income	—	—	—	0.2	0.2
Interest expense	—	—	—	(44.6)	(44.6)
Interest income	—	—	—	0.8	0.8
Non-operating pension income	—	—	—	6.8	6.8
Income (loss) before taxes	$76.6	$(11.8)	$72.2	$(76.7)	$60.3
Other Items
Depreciation and amortization expense	$106.8	$13.5	$7.9	$1.5	$129.7
Capital spending	31.0	4.9	8.1	0.3	44.3
Assets	5,489.2	991.4	698.9	431.8	7,611.3
Segment Sales by Geography
United States	$635.6	$171.3	$382.0	$—	$1,188.9
Europe	35.8	89.3	12.9	—	138.0
Other foreign	213.2	80.7	14.5	—	308.4
Total sales	$884.6	$341.3	$409.4	$—	$1,635.3

	Three Months Ended March 31,
	2025	2024
Segment Sales by Product Line	($ in millions)
Chlor Alkali Products and Vinyls
Caustic soda	$386.8	$355.7
Chlorine, chlorine-derivatives and other products	537.7	528.9
Total Chlor Alkali Products and Vinyls	924.5	884.6
Epoxy
Aromatics and allylics	141.0	154.9
Epoxy resins	190.7	186.4
Total Epoxy	331.7	341.3
Winchester
Commercial	155.9	242.8
Military and law enforcement(1)	232.1	166.6
Total Winchester	388.0	409.4
Total sales	$1,644.2	$1,635.3
(1)    For the three months ended March 31, 2025 and 2024, revenue recognized over time represented $58.4 million and $19.8 million, respectively, associated with governmental contracts within our Winchester business.
NOTE 17. ENVIRONMENTAL
We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites. The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $157.0 million, $156.5 million and $154.8 million at March 31, 2025,

December 31, 2024 and March 31, 2024, respectively, of which $127.0 million, $126.5 million and $122.8 million, respectively, were classified as other noncurrent liabilities.
Environmental provisions charged to income, which are included in costs of goods sold, were $5.0 million and $5.8 million for the three months ended March 31, 2025 and 2024, respectively.
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
NOTE 18. COMMITMENTS AND CONTINGENCIES
We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities. As of March 31, 2025, December 31, 2024 and March 31, 2024, our condensed balance sheets included accrued liabilities for these other legal actions of $17.1 million, $19.7 million and $17.7 million, respectively. These liabilities do not include costs associated with legal representation. Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations.
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

	March 31, 2025	December 31, 2024	March 31, 2024
Notional Value - Foreign Currency	($ in millions)
Buy	$—	—	$167.1
Sell	122.7	133.7	154.6

Cash Flow Hedges
For derivative instruments that are designated and qualify as a cash flow hedge, the change in fair value of the derivative is recognized as a component of other comprehensive income (loss) until the hedged item is recognized in earnings.
We had the following notional amounts of outstanding commodity contracts that were entered into to hedge forecasted purchases:

	March 31, 2025	December 31, 2024	March 31, 2024
Notional Value - Commodity	($ in millions)
Natural gas	$40.4	$57.4	$61.0
Ethane	15.0	22.6	30.0
Metals	98.0	124.5	148.9
Total notional	$153.4	$204.5	$239.9
As of March 31, 2025, the counterparties to these commodity contracts were Wells Fargo Bank, N.A., Citibank, N.A., JPMorgan Chase Bank, National Association, Toronto Dominion Bank and Bank of America Corporation, all of which are major financial institutions.
We use cash flow hedges for certain raw material and energy costs such as copper, zinc, ethane, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in our manufacturing process. At March 31, 2025, we had open derivative contract positions through 2028. If all open futures contracts had been settled on March 31, 2025, we would have recognized a pretax gain of $36.5 million.
If commodity prices were to remain at March 31, 2025 levels, approximately $25.9 million of deferred gains, net of tax, would be reclassified into earnings during the next twelve months. The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.
Fair Value Hedges
We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps. There were no outstanding interest rate swaps at March 31, 2025, December 31, 2024 and March 31, 2024.
Financial Statement Impacts
We present our derivative assets and liabilities in our condensed balance sheets on a net basis whenever we have a legally enforceable master netting agreement with the counterparty to our derivative contracts. We use these agreements to manage and substantially reduce our potential counterparty credit risk.

The following table summarizes the location and fair value of the derivative instruments on our condensed balance sheets:

		March 31, 2025	December 31, 2024	March 31, 2024
	Balance Sheet Location	($ in millions)
Current Assets
Commodity contracts	Other current assets	$34.0	$11.9	$5.8
Foreign currency contracts	Other current assets	—	2.6	0.5
Noncurrent Assets
Commodity contracts	Other assets	2.5	2.0	4.6
Total derivative assets(1)		$36.5	$16.5	$10.9

Current Liabilities
Commodity contracts	Accrued liabilities	$—	$3.3	$24.3
Foreign currency contracts	Accrued liabilities	1.2	—	1.1
Noncurrent Liabilities
Commodity contracts	Other liabilities	—	0.4	0.3
Total derivative liabilities(1)		$1.2	$3.7	$25.7
(1)     Does not include the impact of cash collateral received from or provided to counterparties, if any.

The following table summarizes the effects of derivative instruments on our condensed statements of operations:

		Amount of Gain (Loss) for the
		Three Months Ended March 31,
		2025	2024
	Location of Gain (Loss)	($ in millions)
Cash Flow Hedges
Commodity contracts	Other comprehensive income (loss)	$34.4	$(3.0)
Commodity contracts	Cost of goods sold	8.1	(13.3)
Not Designated as Hedging Instruments
Foreign exchange contracts	Selling and administrative	(7.0)	0.8
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
Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceeds a specific threshold. If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability. As of March 31, 2025, December 31, 2024 and March 31, 2024, this threshold was not exceeded. In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.
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
Commodity Contracts
We use commodity derivative contracts for certain raw materials and energy costs such as copper, zinc, ethane, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations. Commodity contract financial instruments were valued primarily based on prices and other relevant information observable in market transactions involving identical or comparable assets or liabilities including both forward and spot prices for commodities. All commodity financial instruments were valued as a Level 2 under the fair value measurements hierarchy.
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
Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments. Since our long-term debt instruments may not be actively traded, the inputs used to measure the fair value of our long-term debt are based on current market rates for debt of similar risk and maturities and is classified as Level 2 in the fair value measurement hierarchy. As of March 31, 2025, December 31, 2024 and March 31, 2024, the fair value measurements of debt were $2,982.4 million, $2,779.0 million and $2,725.7 million, respectively.
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by ASC 820. There were no assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2025, December 31, 2024 or March 31, 2024.
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
EXECUTIVE SUMMARY
Overview
Net income for the three months ended March 31, 2025, and 2024 was $1.4 million, and $48.6 million, respectively. The decrease of $47.2 million in net income from the prior year period was primarily due to lower operating results across our Winchester and Epoxy business segments, partially offset by improved operating results from our Chlor Alkali Products and Vinyls segment. Diluted net income per share was $0.01 for the three months ended March 31, 2025, compared to $0.40 in the prior year period, a decrease of $0.39 per share.
Chlor Alkali Products and Vinyls reported segment income was $78.3 million and $76.6 million for the three months ended March 31, 2025 and 2024, respectively. Chlor Alkali Products and Vinyls segment results were slightly higher than the comparable prior year period due to higher volumes, partially offset by lower pricing, primarily EDC, and higher raw material and operating costs.
Epoxy reported a segment loss of $28.4 million and $11.8 million for the three months ended March 31, 2025 and 2024, respectively. Epoxy segment results were lower than the comparable prior year period primarily due to higher operating costs. Global epoxy demand remains weak, and our U.S. and European Epoxy businesses remains significantly challenged by subsidized Asian competition. Our anti-dumping initiatives have provided limited benefits to date.
Winchester reported segment income of $22.8 million and $72.2 million for the three months ended March 31, 2025 and 2024, respectively. Winchester segment results were lower than the comparable prior year period due to decreased commercial sales volumes, higher commodity and operating costs, and lower commercial ammunition product pricing, partially offset by higher domestic and international military sales.
Liquidity and Share Repurchases
During the three months ended March 31, 2025, we repurchased and retired 0.7 million shares of common stock at a total value of $20.2 million. As of March 31, 2025, we had $1,978.9 million of remaining authorized common stock to be repurchased under our 2022 and 2024 Repurchase Authorization Programs.
On March 14, 2025, we issued $600.0 million aggregate principal amount of 6.625% senior notes due April 1, 2033 (2033 Notes), in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended.
On March 14, 2025, we entered into a new $1,850.0 million senior credit facility (2025 Senior Credit Facility), which increased the borrowing limit of our existing credit facility by $300.0 million and extended the maturity date from October 11, 2027 to March 14, 2030. Pursuant to the agreement, the aggregate principal amount under our term loan facility increased from $350.0 million to $650.0 million and the aggregate principal amount under our revolving credit facility remained at $1,200.0 million. The term loan was fully drawn on the closing date.
During the three months ended March 31, 2025, we had net borrowings of $199.9 million. Proceeds from the 2033 Notes, together with borrowings under the 2025 Senior Credit Facility, were used to redeem the $108.6 million 9.50% senior notes due 2025 (2025 Notes), redeem the $500.0 million 5.125% senior notes due 2027 (2027 Notes), refinance the existing $1,550.0 million senior credit facility (2022 Senior Credit Facility) comprised of $505.0 million of borrowings under the prior revolving credit facility and $332.5 million of borrowings under the prior term loan facility, and pay related fees and expenses.
International Trade
The ultimate impact of tariffs and trade flows remains highly uncertain. We do not expect the direct impact from current tariffs on Olin to be significant. Our chemicals businesses generally source and sell where we produce. The exception to this would be our caustic soda and EDC exports, which are predominantly sold into low tariff countries. Additionally, although Winchester buys most metals locally, we still realize tariff-related price inflation on the domestic price of steel, aluminum and copper.

Other Items
On April 18, 2025, Olin acquired AMMO, Inc.’s small caliber ammunition manufacturing assets for total consideration of $55.8 million, subject to normal post-closing adjustments. The acquisition, which includes AMMO Inc.’s brass shellcase capabilities and their 185,000 square foot production facility located in Manitowoc, WI, will be included in Olin’s existing Winchester segment. The acquisition was financed with cash on hand.
CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2025	2024
	($ in millions, except per share data)
Sales	$1,644.2	$1,635.3
Cost of goods sold	1,495.5	1,428.0
Gross margin	148.7	207.3
Selling and administrative	101.0	101.9
Restructuring charges	4.0	8.3
Other operating income	—	0.2
Operating income	43.7	97.3
Interest expense	48.5	44.6
Interest income	1.2	0.8
Non-operating pension income	5.7	6.8
Income before taxes	2.1	60.3
Income tax provision	0.9	12.5
Net income	1.2	47.8
Net loss attributable to noncontrolling interests	(0.2)	(0.8)
Net income attributable to Olin Corporation	$1.4	$48.6

Net income attributable to Olin Corporation per common share:
Basic	$0.01	$0.41
Diluted	$0.01	$0.40
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Sales for the three months ended March 31, 2025 were $1,644.2 million compared to $1,635.3 million in the same period last year, an increase of $8.9 million, or 1%. Chlor Alkali Products and Vinyls sales increased by $39.9 million primarily due to higher volumes, partially offset by lower pricing, primarily EDC. Epoxy sales decreased by $9.6 million. Winchester sales decreased by $21.4 million, primarily due to lower commercial ammunition sales, partially offset by increased sales to military customers and military project revenue.
Gross margin decreased $58.6 million for the three months ended March 31, 2025 compared to the prior year. Winchester gross margin decreased by $47.7 million primarily due to lower commercial sales volumes, higher commodity and operating costs and lower product pricing. Epoxy gross margin decreased by $15.6 million primarily due to higher operating costs. Chlor Alkali Products and Vinyls gross margin increased by $3.9 million primarily due to higher volumes, partially offset by lower pricing, primarily EDC, and higher raw material and operating cost. Gross margin as a percentage of sales decreased to 9% in 2025 from 13% in 2024.
Selling and administration expenses for the three months ended March 31, 2025 were $101.0 million, a decrease of $0.9 million from the prior year. The decrease was primarily due to lower stock-based compensation expense of $6.3 million, which includes mark-to-market adjustments, partially offset by higher legal expenses of $2.5 million. Selling and administration expenses as a percentage of sales was 6% for both the three months ended March 31, 2025 and 2024.
Restructuring charges for the three months ended March 31, 2025 and 2024 were $4.0 million and $8.3 million, respectively. Restructuring charges were lower compared to the prior year period primarily due to lower facility exit cost activities across multiple restructuring programs.

Interest expense for the three months ended March 31, 2025 included $3.3 million for the write-off of unamortized deferred debt issuance costs and costs associated with our first quarter financing transactions, including the 2025 Senior Credit Facility, early redemption of the 2025 Notes and 2027 Notes, and issuance of the 2033 Notes. Without these items, interest expense increased $0.6 million primarily due to a higher level of debt outstanding, partially offset by lower average interest rates.
Non-operating pension income includes all components of pension and other postretirement net periodic benefit (income) cost, other than service costs. Non-operating pension income was lower for the three months ended March 31, 2025 primarily due to a lower assumption for the long-term rate of return on plan assets.
The effective tax rate for the three months ended March 31, 2025 included a net $0.4 million tax benefit, primarily associated with a change in tax contingencies. Excluding this item, the effective tax rate for the three months ended March 31, 2025 of 23.8% was higher than the 21.0% U.S. federal statutory rate primarily due to state income tax and foreign income inclusions, partially offset by favorable permanent salt depletion deductions. The effective tax rate for the three months ended March 31, 2024 included a net $2.6 million tax benefit, primarily associated with stock-based compensation and prior year tax positions, partially offset by an expense from a change in tax contingencies. Excluding these items, the effective tax rate for the three months ended March 31, 2024 of 25.0% was higher than the 21.0% U.S. federal statutory rate primarily due to state income tax and foreign income inclusions, partially offset by favorable permanent salt depletion deductions.
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

	Three Months Ended March 31,
	2025	2024
Segment Detail	($ in millions)
Sales
Chlor Alkali Products and Vinyls	$924.5	$884.6
Epoxy	331.7	341.3
Winchester	388.0	409.4
Total sales	$1,644.2	$1,635.3

Income before taxes
Chlor Alkali Products and Vinyls	$78.3	$76.6
Epoxy	(28.4)	(11.8)
Winchester	22.8	72.2
Corporate/other:
Environmental expense	(5.0)	(5.8)
Other corporate and unallocated costs	(20.0)	(25.8)
Restructuring charges	(4.0)	(8.3)
Other operating income	—	0.2
Interest expense	(48.5)	(44.6)
Interest income	1.2	0.8
Non-operating pension income	5.7	6.8
Income before taxes	$2.1	$60.3

Chlor Alkali Products and Vinyls
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Chlor Alkali Products and Vinyls sales for the three months ended March 31, 2025 were $924.5 million compared to $884.6 million for the same period in 2024, an increase of $39.9 million, or 5%. The sales increase was primarily due to higher volumes, partially offset by lower pricing, primarily EDC.
Chlor Alkali Products and Vinyls segment income was $78.3 million for the three months ended March 31, 2025 compared to $76.6 million for the same period in 2024. The increase in segment results of $1.7 million was due to higher volumes ($59.9 million), and lower costs associated with products purchased from other parties ($16.0 million), partially offset by lower pricing ($45.7 million), primarily EDC, and higher raw material and operating costs ($28.5 million). Chlor Alkali Products and Vinyls segment results included depreciation and amortization expense of $107.2 million and $106.8 million for the three months ended March 31, 2025 and 2024, respectively.
Epoxy
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Epoxy sales for the three months ended March 31, 2025 were $331.7 million compared to $341.3 million for the same period in 2024, a decrease of $9.6 million, or 3%. The sales decrease was due to an unfavorable effect of foreign currency translation ($7.3 million) and lower product pricing ($2.3 million).
Epoxy segment loss was $28.4 million for the three months ended March 31, 2025 compared to segment loss of $11.8 million for the same period in 2024. The decrease in segment results of $16.6 million was due to higher operating costs ($12.2 million), lower product pricing ($2.3 million), which continues to be impacted by significant exports out of Asia into the European and North American markets, and decreased volumes ($2.1 million). A significant percentage of our Euro denominated sales are from products manufactured within Europe. As a result, the impact of foreign currency translation on revenue is primarily offset by the impact of foreign currency translation on raw materials and manufacturing costs also denominated in Euros. Epoxy segment results included depreciation and amortization expense of $12.8 million and $13.5 million for the three months ended March 31, 2025 and 2024, respectively.
Winchester
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Winchester sales were $388.0 million for the three months ended March 31, 2025 compared to $409.4 million for the same period in 2024, a decrease of $21.4 million, or 5%. The sales decrease was due to lower sales to commercial customers ($86.9 million) and lower sales to law enforcement agencies ($1.2 million), partially offset by higher sales to domestic and international military customers ($66.7 million).
Winchester segment income was $22.8 million for the three months ended March 31, 2025 compared to $72.2 million for the same period in 2024, a decrease of $49.4 million. The decrease in segment results was due to lower sales volumes ($24.7 million), higher commodity and operating costs ($16.6 million), including propellant cost, and lower product pricing ($8.1 million). Winchester segment income included depreciation and amortization expense of $9.5 million and $7.9 million for the three months ended March 31, 2025 and 2024, respectively.
Corporate/Other
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
For the three months ended March 31, 2025, charges to income for environmental investigatory and remedial activities were $5.0 million compared to $5.8 million for the three months ended March 31, 2024. These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.
For the three months ended March 31, 2025, other corporate and unallocated costs were $20.0 million compared to $25.8 million for the three months ended March 31, 2024, a decrease of $5.8 million. The decrease was primarily due lower variable incentive compensation costs ($4.6 million), which includes mark-to-market adjustments on stock-based compensation expense, and a favorable foreign currency impact ($4.7 million).

Restructurings
In connection with the previously announced Epoxy Optimization Plan, for the three months ended March 31, 2025 and 2024, we recorded restructuring charges of $1.1 million and $3.5 million, respectively. We expect to incur additional restructuring charges through the end of the year of approximately $10 million related to these actions.
For the three months ended March 31, 2025 and 2024, we incurred charges of $2.9 million and $4.8 million, respectively, associated with other previously disclosed restructuring plans. We expect to incur additional restructuring charges through 2027 of approximately $35 million related to these actions. Discussion on our restructuring activity, including a description of each plan, is referenced under Item 1, within Note 4, “Restructuring Charges.” Pretax restructuring charges related to our actions include facility exit costs, lease and other contract termination costs, employee severance and related benefits costs and the write-off of equipment and facilities.
OUTLOOK
We expect second quarter 2025 operating results from our Chemical businesses to be comparable to the first quarter 2025, despite increased second quarter costs from a delayed first quarter planned maintenance turnaround. Our Chlor Alkali Products and Vinyls business expects seasonal volume improvements and strengthened caustic soda values in the second quarter. We expect our Winchester business second quarter 2025 results to improve from first quarter 2025 due to seasonally stronger commercial demand and higher military sales and military project revenue.
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
In 2025, we currently expect our capital spending to be in the $200 million to $220 million range. We expect 2025 depreciation and amortization expense to be in the $525 million range.
We currently believe the 2025 effective tax rate will be in the 25% to 30% range. We expect cash taxes paid to be $175 million to $200 million primarily for earnings in foreign jurisdictions, including the previously deferred international tax payments expected to be made in 2025.
ENVIRONMENTAL MATTERS
Environmental provisions charged to income, which are included in costs of goods sold, were $5.0 million and $5.8 million for the three months ended March 31, 2025 and 2024, respectively.
The following table summarizes the environmental liability activity:

	Three Months Ended March 31,
	2025	2024
Environmental Liabilities	($ in millions)
Balance at beginning of year	$156.5	$153.6
Charges to income	5.0	5.8
Remedial and investigatory spending	(4.5)	(4.6)
Balance at end of period	$157.0	$154.8
Environmental investigatory and remediation activities spending was associated with former waste disposal sites and past manufacturing operations. Spending in 2025 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be approximately $30 million. Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we expect to incur to protect our interests against those unasserted claims.

Our accrued liabilities for unasserted claims amounted to $11.6 million at March 31, 2025. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and operation, maintenance and monitoring (OM&M) expenses that, in our experience, we expect to incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M. Charges to income for investigatory and remedial efforts may be material to our operating results in 2025.
The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $157.0 million, $156.5 million and $154.8 million at March 31, 2025, December 31, 2024 and March 31, 2024, respectively, of which $127.0 million, $126.5 million and $122.8 million, respectively, were classified as other noncurrent liabilities. These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Data

	Three Months Ended March 31,
	2025	2024
Cash Provided by (Used for)	($ in millions)
Net operating activities	$(86.0)	$81.0
Capital expenditures	(61.4)	(44.3)
Payments under other long-term supply contracts	—	(28.5)
Net investing activities	(62.4)	(74.7)
Long-term debt borrowings, net	199.9	94.7
Common stock repurchased and retired	(20.2)	(105.4)
Stock options exercised	1.9	19.8
Dividends paid	(23.0)	(23.9)
Net financing activities	146.6	(25.3)
Operating Activities
For the three months ended March 31, 2025, cash provided by operating activities decreased by $167.0 million from the three months ended March 31, 2024, primarily due to a larger increase in working capital compared with the prior year and a decrease in operating results. For the three months ended March 31, 2025, working capital increased $204.4 million compared to an increase of $89.0 million for the three months ended March 31, 2024. Receivables increased $98.2 million, primarily due to the timing of sales during the first quarter 2025 compared to fourth quarter 2025. Inventories increased $43.9 million which reflects normal seasonal growth. Income taxes payable, net of income taxes receivable, decreased by $34.0 million from December 31, 2024 primarily due to timing of international tax payments.

Investing Activities
Capital spending was $61.4 million for the three months ended March 31, 2025, compared to $44.3 million for the comparable period in 2024. For the full year 2025, we expect our capital spending to be in the $200 million to $220 million range. Our capital spending forecast represents normal capital spending to maintain our current operating facilities. We expect 2025 depreciation and amortization expense to be in the $525 million range.
For the three months ended March 31, 2024, payments under other long-term supply contracts were $28.5 million for energy modernization on the U.S. Gulf Coast. Our payments for this project were completed in the third quarter of 2024.
Financing Activities
During the three months ended March 31, 2025 and 2024, activity of our outstanding debt included:

	Three Months Ended March 31,
	2025	2024
Long-term Debt Borrowings (Repayments)	($ in millions)
Borrowings
Term Loan Facilities	$650.0	$—
Revolving Credit Facilities	410.0	180.0
Receivables Financing Agreements	381.0	37.0
2033 Notes	600.0	—
Total borrowings	2,041.0	217.0
Repayments
Term Loan Facilities	(332.5)	(2.2)
Revolving Credit Facilities	(505.0)	(87.0)
Receivables Financing Agreements	(395.0)	(33.1)
2025 Notes	(108.6)	—
2027 Notes	(500.0)	—
Total repayments	(1,841.1)	(122.3)
Long-term debt borrowings, net	$199.9	$94.7
For the three months ended March 31, 2025, we paid debt issuance costs of $12.0 million associated with the 2033 Notes and 2025 Senior Credit Facility.
For the three months ended March 31, 2025 and 2024, 0.7 million and 2.0 million shares, respectively, of common stock were repurchased and retired at a total value of $20.2 million and $105.4 million, respectively.
We issued less than 0.1 million and 0.8 million shares representing stock options exercised for the three months ended March 31, 2025 and 2024, respectively, with a total value of $1.9 million and $19.8 million, respectively. For the three months ended March 31, 2024, we withheld and paid $10.5 million for employee taxes on share-based payment arrangements.
The percent of total debt to total capitalization increased to 59.8% as of March 31, 2025 from 58.0% as of December 31, 2024, primarily as a result of a higher level of debt outstanding.
In the first quarter of 2025 and 2024, we paid a quarterly dividend of $0.20 per share. Dividends paid for the three months ended March 31, 2025 and 2024, were $23.0 million and $23.9 million, respectively. On May 1, 2025, our Board of Directors declared a dividend of $0.20 per share on our common stock, payable on June 13, 2025, to shareholders of record on May 15, 2025.
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

Liquidity and Other Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, cash flow from operations and borrowings under our 2025 Revolving Credit Facility and our 2024 Receivables Financing Agreement (as defined below). Additionally, we believe that we have access to the high-yield debt and equity markets.
On March 14, 2025, Olin issued $600.0 million aggregate principal amount of 6.625% senior notes due April 1, 2033 (2033 Notes), in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. Interest on the 2033 Notes began accruing from March 14, 2025 and is paid semi-annually beginning on October 1, 2025.
On March 14, 2025, Olin entered into a $1,850.0 million senior credit facility (2025 Senior Credit Facility), which increased the borrowing limit of our existing $1,550.0 million senior credit facility (2022 Senior Credit Facility) by $300.0 million and extended the maturity date from October 11, 2027 to March 14, 2030. The 2025 Senior Credit Facility includes a term loan facility with aggregate commitments of $650.0 million (2025 Term Loan Facility) and a revolving credit facility with aggregate commitments of $1,200.0 million (2025 Revolving Credit Facility).
The 2025 Term Loan Facility replaced Olin’s existing $350.0 million term loan facility (2022 Term Loan Facility, and collectively with the new 2025 Term Loan Facility, the Term Loan Facilities). The 2025 Term Loan Facility requires principal amortization payments beginning on June 30, 2025 at a rate of 0.625% per quarter through March 31, 2027, increasing to 1.250% per quarter thereafter until maturity and was fully drawn on the closing date.
The 2025 Revolving Credit Facility replaced Olin’s existing $1,200.0 million revolving credit facility (2022 Revolving Credit Facility, and collectively with the new 2025 Revolving Credit Facility, the Revolving Credit Facilities). The 2025 Revolving Credit Facility includes a $100.0 million letter of credit subfacility. At March 31, 2025, we had $1,124.6 million available under our 2025 Revolving Credit Facility because we had $75.0 million million borrowed under the facility and issued $0.4 million of letters of credit.
Proceeds from the 2033 Notes, together with borrowings under the 2025 Senior Credit Facility, were used to redeem the $108.6 million 2025 Notes, redeem the $500.0 million 2027 Notes, refinance the existing 2022 Senior Credit Facility, comprised of $505.0 million of borrowings under the 2022 Revolving Credit Facility and $332.5 million of borrowings under the 2022 Term Loan Facility, and pay related fees and expenses.
We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of March 31, 2025, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As a result of our restrictive covenant related to the net leverage ratio, the maximum additional borrowings available to us could be limited in the future. The limitation, if an amendment or waiver from our lenders is not obtained, could restrict our ability to borrow the maximum amounts available under the 2025 Senior Revolving Credit Facility and the 2024 Receivables Financing Agreement (defined below). As of March 31, 2025, there were no covenants or other restrictions that limited our ability to borrow.
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
Under the Receivables Financing Agreements, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the Receivables Financing Agreement incorporates the net leverage ratio covenant that is contained in the 2025 Senior Credit Facility. As of March 31, 2025, December 31, 2024 and March 31, 2024, we had $461.0 million, $475.0 million and $332.4 million, respectively, drawn under the 2024 and 2022 Receivables Financing Agreements. As of March 31, 2025, $631.0 million of our trade receivables were pledged as collateral and we had $39.0 million of additional borrowing capacity under the 2024 Receivables Financing Agreement.
At March 31, 2025, we had total letters of credit of $161.5 million outstanding, of which $0.4 million were issued under our 2025 Revolving Credit Facility. The letters of credit were used to support certain long-term debt obligations, workers compensation insurance policies, plant closure and post-closure obligations, international payment obligations and international pension funding requirements.
Our current debt structure is used to fund our business operations. As of March 31, 2025, we had long-term borrowings, including the current installment, of $3,035.8 million, of which $1,271.9 million were at variable rates. Included within long-term borrowings on the condensed balance sheets were deferred debt issuance costs of $20.7 million as of March 31, 2025.

We believe, based on current and projected levels of cash flow from our operations, together with our cash and cash equivalents on hand and the availability to borrow under our 2025 Revolving Credit Facility and 2024 Receivables Financing Agreement, we have sufficient liquidity to meet our short-term and long-term needs, to make required payments of interest on our debt, fund our operating needs, working capital and our capital expenditure requirements, and comply with the financial ratios in our debt agreements.
On December 11, 2024, our Board of Directors approved a share repurchase program with a $1.3 billion authorization (the 2024 Repurchase Authorization). The Board of Directors previously authorized share repurchases with a $2.0 billion authorization on July 28, 2022 (the 2022 Repurchase Authorization). The 2024 Repurchase Authorization and 2022 Repurchase Authorization will terminate upon the purchase of $1.3 billion and $2.0 billion of common stock, respectively.
For the three months ended March 31, 2025, 0.7 million shares of common stock were repurchased and retired at a total value of $20.2 million. As of March 31, 2025, a cumulative total of 25.8 million shares were repurchased and retired at a total value of $1,321.1 million under the 2022 Repurchase Authorization program, and $1,978.9 million of common stock remained authorized to be repurchased under the 2022 and 2024 Repurchase Authorization programs.
We have registered an undetermined number of securities with the SEC, so that, from time-to-time we may issue debt securities, preferred stock and/or common stock and associated warrants in the public market under that registration statement.
Credit Ratings
We receive ratings from three independent credit rating agencies: Fitch Ratings (Fitch), Moody's Investor Service (Moody's) and Standard & Poor's (S&P). The following table summarizes our credit ratings as of March 31, 2025:

Credit Rating Agency	Long-term Rating	Outlook
Fitch Ratings	BBB-	Stable
Moody’s Investors Service	Ba1	Stable
Standard & Poor’s	BB+	Stable
On March 12, 2025, Fitch affirmed Olin’s BBB- rating and stable outlook. On August 8, 2024, S&P affirmed Olin’s BB+ rating and revised its outlook from positive to stable. On June 24, 2024, Moody’s affirmed Olin’s Ba1 rating and stable outlook.
Contractual Obligations
Purchasing commitments are utilized in our normal course of business for our projected needs. We have supply contracts with various third parties for certain raw materials including ethylene, electricity, propylene and benzene. These agreements are maintained through long-term cost based contracts that provide us with a reliable supply of key raw materials. There have been no material changes in our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, other than those which occur in the ordinary course of business.
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
Energy costs, including electricity and natural gas, and certain raw materials used in our production processes are subject to price volatility. Depending on market conditions, we may enter into futures contracts, forward contracts, commodity swaps and put and call option contracts in order to reduce the impact of commodity price fluctuations. As of March 31, 2025, we maintained open positions on commodity contracts with a notional value totaling $153.4 million ($204.5 million at December 31, 2024, and $239.9 million at March 31, 2024). Assuming a hypothetical 10% increase in commodity prices which are currently hedged, as of March 31, 2025, we would experience a $15.3 million ($20.5 million at December 31, 2024 and $24.0 million at March 31, 2024) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.

We transact business in various foreign currencies other than the USD which exposes us to movements in exchange rates which may impact revenue and expenses, assets and liabilities and cash flows. Our significant foreign currency exposure is denominated with European currencies, primarily the Euro, although exposures also exist in other currencies of Asia Pacific, Latin America, Middle East and Africa. For all derivative positions, we evaluated the effects of a 10% shift in exchange rates between those currencies and the USD, holding all other assumptions constant. Unfavorable currency movements of 10% would negatively affect the fair values of the derivatives held to hedge currency exposures by $12.3 million. These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.
We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Our current debt structure is used to fund business operations, and commitments from banks under our 2025 Revolving Credit Facility and our 2024 Receivables Financing Agreement are additional sources of liquidity. As of March 31, 2025, December 31, 2024 and March 31, 2024, we had long-term borrowings, including current installments and finance lease obligations, of $3,035.8 million, $2,842.2 million and $2,765.7 million, respectively, of which $1,271.9 million, $1,063.4 million and $988.4 million at March 31, 2025, December 31, 2024 and March 31, 2024, respectively, were issued at variable rates. Included within long-term borrowings on the condensed balance sheets were deferred debt issuance costs and unamortized bond original issue discount.
Assuming no changes in the $1,271.9 million of variable-rate debt levels from March 31, 2025, we estimate that a hypothetical change of 100-basis points in the secured overnight financing rate (SOFR) would impact annual interest expense by $12.7 million.
If the actual changes in commodities, foreign currency, or interest pricing is substantially different than expected, the net impact of commodity risk, foreign currency risk, or interest rate risk on our cash flow may be materially different than that disclosed above.
We do not enter into any derivative financial instruments for speculative purposes.
ITEM 4. CONTROLS AND PROCEDURES
Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The risks, uncertainties and assumptions involved in our forward-looking statements, many of which are discussed in more detail in our filings with the SEC, including without limitation the “Risk Factors” section of our Annual Report on Form

10-K for the year ended December 31, 2024, and our Quarterly Reports on Form 10-Q and other reports furnished or filed with the SEC, include, but are not limited to, the following:
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
•unsuccessful execution of our operating model, which prioritizes Electrochemical Unit (ECU) margins over sales volumes;
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
•the failure or an interruption, including cyber-attacks, of our information technology systems;
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
•our indebtedness and debt service obligations;
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
ITEM 1A. RISK FACTORS
Not Applicable.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)    Not Applicable.
(b)    Not Applicable.
(c)    Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2025	294,406	$33.99	294,406
February 1-28, 2025	355,465	$28.15	355,465
March 1-31, 2025	—	$—	—
Total				$1,978,918,912	(1)
(1)On December 11, 2024, our Board of Directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $1.3 billion (the 2024 Repurchase Authorization). This program will terminate upon the purchase of $1.3 billion of common stock. On July 28, 2022, our Board of Directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $2.0 billion (the 2022 Repurchase Authorization). This program will terminate upon the purchase of $2.0 billion of common stock. Through March 31, 2025, 25.8 shares of common stock had been repurchased and retired at a total value of $1,321.1 million under the 2022 Repurchase Authorization program, and $1,978.9 million of common stock remained available for purchase under the 2022 and 2024 Repurchase Authorization programs.
(2)Average price paid per share includes transaction costs including commissions and fees paid to acquire the shares and excludes costs accrued associated with 1% excise tax on the fair market value of stock repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
(a)    Not Applicable.
(b)    Not Applicable.
(c)    During the three months ended March 31, 2025, no director or officer of Olin adopted, terminated or modified a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit	Exhibit Description
4.1
Third Amendment to Forward Purchase Agreement is dated March 14, 2025 to "2017 Forward Purchase Agreement” dated March 9th, 2017 among Olin Corporation, Olin Winchester, LLC, the Lenders as named therein, and PNC Bank, National Association, as administrative agent for the Lenders

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

Date: May 2, 2025