Form 10-Q
period 2025-06-30
OLIN Corp
filed 2025-07-29
CIK 74303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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

As of June 30, 2025, 114,641,535 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets
($ in millions, except per share data)
(Unaudited)

	June 30, 2025	December 31, 2024	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$223.8	$175.6	$182.1
Receivables, net	1,044.5	1,007.8	903.6
Income taxes receivable	29.1	11.5	17.7
Inventories, net	919.1	823.5	872.9
Other current assets	70.2	61.4	82.0
Total current assets	2,286.7	2,079.8	2,058.3
Property, plant and equipment (less accumulated depreciation of $5,417.0, $5,189.2 and $5,009.8)	2,260.8	2,328.4	2,395.1
Operating lease assets, net	281.8	302.2	321.2
Deferred income taxes	59.7	53.4	91.5
Other assets	1,159.7	1,185.1	1,144.8
Intangible assets, net	193.7	206.6	226.3
Goodwill	1,425.5	1,423.6	1,423.4
Total assets	$7,667.9	$7,579.1	$7,660.6
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$19.2	$129.0	$121.8
Accounts payable	901.0	861.6	779.1
Income taxes payable	44.1	141.3	122.5
Current operating lease liabilities	61.0	64.8	67.1
Accrued liabilities	520.6	435.5	348.8
Total current liabilities	1,545.9	1,632.2	1,439.3
Long-term debt	2,977.5	2,713.2	2,789.1
Operating lease liabilities	226.4	243.2	261.0
Accrued pension liability	227.4	197.7	201.8
Deferred income taxes	380.8	430.5	467.9
Other liabilities	322.1	306.9	332.2
Total liabilities	5,680.1	5,523.7	5,491.3
Commitments and contingencies
Shareholders’ equity:
Common stock, $1.00 par value per share: authorized, 240.0 shares; issued and outstanding, 114.6 , 115.7 and 117.5 shares	114.6	115.7	117.5
Accumulated other comprehensive loss	(451.4)	(450.1)	(474.0)
Retained earnings	2,294.0	2,357.5	2,492.6
Olin Corporation’s shareholders’ equity	1,957.2	2,023.1	2,136.1
Noncontrolling interests	30.6	32.3	33.2
Total equity	1,987.8	2,055.4	2,169.3
Total liabilities and equity	$7,667.9	$7,579.1	$7,660.6
The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Operations
($ in millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales	$1,758.3	$1,644.0	$3,402.5	$3,279.3
Operating expenses:
Cost of goods sold	1,620.2	1,406.2	3,115.7	2,834.2
Selling and administrative	95.2	94.6	196.2	196.5
Restructuring charges	7.4	6.8	11.4	15.1
Other operating (expense) income	(0.2)	—	(0.2)	0.2
Operating income	35.3	136.4	79.0	233.7
Losses of non-consolidated affiliates	(1.4)	—	(1.4)	—
Interest expense	46.8	46.6	95.3	91.2
Interest income	1.2	0.9	2.4	1.7
Non-operating pension income	4.9	5.9	10.6	12.7
Income (loss) before taxes	(6.8)	96.6	(4.7)	156.9
Income tax (benefit) provision	(4.0)	24.3	(3.1)	36.8
Net (loss) income	(2.8)	72.3	(1.6)	120.1
Net loss attributable to noncontrolling interests	(1.5)	(1.9)	(1.7)	(2.7)
Net (loss) income attributable to Olin Corporation	$(1.3)	$74.2	$0.1	$122.8

Net (loss) income attributable to Olin Corporation per common share:
Basic	$(0.01)	$0.63	$—	$1.03
Diluted	$(0.01)	$0.62	$—	$1.01
Weighted-average common shares outstanding:
Basic	114.9	118.5	115.1	119.1
Diluted	114.9	120.2	115.9	121.0
The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Comprehensive Income
($ in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(2.8)	$72.3	$(1.6)	$120.1
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(2.2)	(2.5)	(3.4)	(4.8)
Cash flow hedges	(19.8)	16.8	—	24.5
Pension and postretirement benefits	1.2	1.4	2.1	2.6
Total other comprehensive (loss) income, net of tax	(20.8)	15.7	(1.3)	22.3
Comprehensive (loss) income	(23.6)	88.0	(2.9)	142.4
Comprehensive loss attributable to noncontrolling interests	(1.5)	(1.9)	(1.7)	(2.7)
Comprehensive (loss) income attributable to Olin Corporation	$(22.1)	$89.9	$(1.2)	$145.1
The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
($ in millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Common Stock
Balance at beginning of period	$115.1	$119.4	$115.7	$120.2
Common stock repurchased and retired	(0.5)	(1.9)	(1.2)	(3.9)
Common stock issued for:
Stock options exercised	—	—	—	0.8
Other transactions	—	—	0.1	0.4
Balance at end of period	114.6	117.5	114.6	117.5
Additional Paid-In Capital
Balance at beginning of period	—	—	—	24.8
Common stock repurchased and retired	(6.4)	(3.9)	(11.5)	(41.2)
Common stock issued for:
Stock options exercised	—	1.9	1.9	20.9
Other transactions	0.5	0.1	4.4	(4.2)
Stock-based compensation	5.9	1.9	5.2	(0.3)
Balance at end of period	—	—	—	—
Accumulated Other Comprehensive Loss
Balance at beginning of period	(430.6)	(489.7)	(450.1)	(496.3)
Other comprehensive (loss) income, net of tax	(20.8)	15.7	(1.3)	22.3
Balance at end of period	(451.4)	(474.0)	(451.4)	(474.0)
Retained Earnings
Balance at beginning of period	2,321.5	2,542.3	2,357.5	2,583.7
Net (loss) income attributable to Olin Corporation	(1.3)	74.2	0.1	122.8
Common stock dividends paid	(23.0)	(23.7)	(46.0)	(47.6)
Common stock repurchased and retired	(3.2)	(100.2)	(17.6)	(166.3)
Balance at end of period	2,294.0	2,492.6	2,294.0	2,492.6
Olin Corporation’s Shareholders’ Equity	1,957.2	2,136.1	1,957.2	2,136.1

Noncontrolling Interests
Balance at beginning of period	32.1	35.1	32.3	35.9
Net loss attributable to noncontrolling interest	(1.5)	(1.9)	(1.7)	(2.7)
Balance at end of period	30.6	33.2	30.6	33.2
Total Equity	$1,987.8	$2,169.3	$1,987.8	$2,169.3

Dividends declared per share of common stock	$0.20	$0.20	$0.40	$0.40
The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows
($ in millions)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net (loss) income	$(1.6)	$120.1
Adjustments to reconcile net (loss) income to net cash and cash equivalents provided by (used for) operating activities:
Depreciation and amortization	262.1	258.7
Losses of non-consolidated affiliates	1.4	—
Stock-based compensation	10.2	6.4
Deferred income taxes	(49.5)	(23.3)
Qualified pension plan contributions	(0.6)	(0.8)
Qualified pension plan income	(9.2)	(11.7)
Change in assets and liabilities:
Receivables	(34.1)	(37.4)
Income taxes receivable/payable	(124.3)	(30.9)
Inventories	(51.8)	(19.3)
Other current assets	(10.4)	(14.9)
Accounts payable and accrued liabilities	108.2	(63.8)
Other assets	(1.4)	(18.2)
Other noncurrent liabilities	27.3	2.7
Other operating activities	—	4.0
Net operating activities	126.3	171.6
Investing Activities
Capital expenditures	(92.4)	(100.8)
Business acquired in purchase transaction, net of cash acquired	(55.8)	—
Payments under other long-term supply contracts	—	(46.7)
Investments in non-consolidated affiliates	(0.8)	—
Other investing activities	(3.3)	(2.9)
Net investing activities	(152.3)	(150.4)
Financing Activities
Long-term debt:
Borrowings	2,330.0	511.5
Repayments	(2,170.2)	(272.6)
Common stock repurchased and retired	(30.3)	(211.4)
Stock options exercised	1.9	21.7
Employee taxes paid for share-based payment arrangements	—	(10.5)
Dividends paid	(46.0)	(47.6)
Debt issuance costs	(12.0)	—
Net financing activities	73.4	(8.9)
Effect of exchange rate changes on cash and cash equivalents	0.8	(0.5)
Net increase in cash and cash equivalents	48.2	11.8
Cash and cash equivalents, beginning of year	175.6	170.3
Cash and cash equivalents, end of period	$223.8	$182.1

Cash paid for interest and income taxes:
Interest, net	$85.9	$89.6
Income taxes, net of refunds	144.2	91.0
Non-cash investing activities:
Decrease in capital expenditures included in accounts payable and accrued liabilities	1.9	21.7
The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Financial Statements
(Unaudited)
NOTE 1. DESCRIPTION OF BUSINESS
Olin Corporation (Olin, the Company, we or our) is a Virginia corporation, incorporated in 1892, having its principal executive offices in Clayton, MO. We are a leading vertically integrated global manufacturer and distributor of chemical products and a leading U.S. manufacturer of ammunition. Our operations are concentrated in three business segments: Chlor Alkali Products and Vinyls, Epoxy and Winchester. All of our business segments are capital-intensive manufacturing businesses. The Chlor Alkali Products and Vinyls segment manufactures and sells chlorine and caustic soda, ethylene dichloride and vinyl chloride monomer, methyl chloride, methylene chloride, chloroform, carbon tetrachloride, perchloroethylene, hydrochloric acid, hydrogen, bleach products and potassium hydroxide. The Epoxy segment produces and sells a full range of epoxy materials and precursors, including aromatics (acetone and phenol), allyl chloride, epichlorohydrin, liquid epoxy resins, solid epoxy resins and formulated solutions products such as converted epoxy resins and additives. The Winchester segment produces and sells sporting ammunition, reloading components, small caliber military ammunition and components, industrial cartridges and clay targets.
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
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which expands the disclosure requirements in the notes to the financial statements on certain costs and expenses on an interim and annual basis. The new requirements are effective for the Company’s annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with the option to early adopt at any time before the effective date. ASU 2024-03 requires adoption on a prospective basis, with the option for retrospective application. While the ASU implements further disclosure requirements, it does not change how an entity calculates and/or records its expenses, and it will have no impact on the Company’s consolidated financial statements. We are currently evaluating the impact of the standard on our disclosures.
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
NOTE 3. ACQUISITIONS
On April 18, 2025, Olin acquired AMMO, Inc.’s small caliber ammunition manufacturing assets for total consideration of $55.8 million, subject to normal post-closing adjustments. The acquisition, which includes AMMO Inc.’s brass shellcase capabilities and its 185,000 square foot production facility located in Manitowoc, WI, is included in Olin’s Winchester segment. The acquisition was financed with cash on hand. We recorded the preliminary aggregate excess purchase price over the fair value of identifiable tangible assets acquired and liabilities assumed, which included a preliminary allocation of $2.0 million of goodwill to our Winchester segment. The preliminary total assets acquired, excluding goodwill, and liabilities assumed amounted to $60.0 million and $6.2 million respectively. The acquisition is not material and therefore supplemental pro forma financial information is not provided.

NOTE 4. RESTRUCTURING CHARGES
Prior restructuring and optimization efforts, which have been previously announced and which we continue to execute on, include:
•closure of Chlorine 3 manufacturing facility in Freeport, TX announced on December 11, 2024;
•reduction of epoxy resin capacity at Freeport, TX facility, ceasing of remaining operations at Gumi, South Korea facility and reduction of sales and support staffing across Asia all announced on June 20, 2023;
•closure of cumene facility in Terneuzen, Netherlands and ceasing of solid epoxy resin production at Gumi, South Korea and Guaruja, Brazil announced on March 21, 2023;
•closure of one of our bisphenol production lines at Stade, Germany site announced in 2022;
•closure of diaphragm-grade chlor alkali capacity of 400,000 tons at McIntosh, AL facility announced in 2021;
•closure of trichloroethylene and anhydrous hydrogen chloride liquefaction facilities in Freeport, TX announced January 18, 2021; and
•closure of chlor alkali plant with capacity of 230,000 tons and vinylidene chlorine production facility, both in Freeport, TX announced on December 11, 2019.

Pretax restructuring charges related to these actions include facility exit costs, lease and other contract termination costs, employee severance and related benefits costs and the write-off of equipment and facilities. The following table summarizes the 2025 and 2024 restructuring activity by component and the remaining balances in accrued restructuring costs as of June 30, 2025 and 2024:

	Employee Severance and Related Benefit Costs	Lease and Other Contract Termination Costs	Facility Exit Costs	Total
Changes in Reserve	($ in millions)
Balance at January 1, 2024	$10.8	$16.7	$—	$27.5
Restructuring charges:
First quarter	—	—	8.3	8.3
Second quarter	—	1.7	5.1	6.8
Amounts utilized	(7.4)	(5.6)	(13.4)	(26.4)
Balance at June 30, 2024	$3.4	$12.8	$—	$16.2

Balance at January 1, 2025	$3.1	$5.2	$—	$8.3
Restructuring charges:
First quarter	1.6	0.2	2.2	4.0
Second quarter	3.8	—	3.6	7.4
Amounts utilized	(2.9)	(5.3)	(5.8)	(14.0)
Balance at June 30, 2025	$5.6	$0.1	$—	$5.7

The following table summarizes the cumulative restructuring charges for each segment, by component, through June 30, 2025:

	Chlor Alkali Products and Vinyls	Epoxy	Total
Cumulative Restructuring Charges	($ in millions)
Write-off of equipment and facility	61.6	18.3	79.9
Employee severance and related benefit costs	2.0	21.6	23.6
Facility exit costs	57.0	36.7	93.7
Lease and other contract termination costs	6.4	34.2	40.6
Total cumulative restructuring charges	$127.0	$110.8	$237.8
As of June 30, 2025, we have incurred cumulative restructuring-related cash expenditures of $152.2 million and non-cash charges of $79.9 million. The remaining accrued restructuring liability of $5.7 million is expected to be paid out through 2027. We expect to incur additional restructuring charges through 2030 of approximately $75.0 million related to these actions.
NOTE 5. EARNINGS PER SHARE
Basic and diluted net (loss) income attributable to Olin Corporation per share are computed by dividing net (loss) income attributable to Olin Corporation by the weighted-average number of common shares outstanding. Diluted net (loss) income attributable to Olin Corporation per share reflects the dilutive effect of stock-based compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Computation of Earnings per Share	($ in millions, except per share data)
Net (loss) income attributable to Olin Corporation	$(1.3)	$74.2	$0.1	$122.8

Weighted-average common shares - basic	114.9	118.5	115.1	119.1
Dilutive effect of stock-based compensation	—	1.7	0.8	1.9
Weighted-average common shares - diluted	114.9	120.2	115.9	121.0

Earnings (loss) per common share attributable to Olin Corporation:
Basic	$(0.01)	$0.63	$—	$1.03
Diluted	$(0.01)	$0.62	$—	$1.01
The computation of dilutive shares does not include 5.7 million and 2.0 million shares for the three months ended June 30, 2025 and 2024, respectively, and 4.0 million and 2.0 million shares for the six months ended June 30, 2025 and 2024, respectively, as their effect would have been anti-dilutive.
NOTE 6. ACCOUNTS RECEIVABLE
Our condensed balance sheets includes the following amounts within receivables, net:

	June 30, 2025	December 31, 2024	June 30, 2024
Accounts Receivable	($ in millions)
Allowance for doubtful accounts receivable	$12.4	$11.8	$12.6
Other receivables	106.5	94.6	91.1

NOTE 7. INVENTORIES
Inventories consisted of the following:

	June 30, 2025	December 31, 2024	June 30, 2024
Inventories	($ in millions)
Supplies	$154.6	$149.3	$151.8
Raw materials	210.0	185.2	195.3
Work in process	200.1	173.1	164.3
Finished goods	514.9	467.3	527.6
Inventories excluding LIFO reserve	1,079.6	974.9	1,039.0
LIFO reserve	(160.5)	(151.4)	(166.1)
Inventories, net	$919.1	$823.5	$872.9
Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at June 30, 2025, reflect certain estimates relating to inventory quantities and costs at December 31, 2025. The replacement cost of our inventories would have been approximately $160.5 million, $151.4 million and $166.1 million higher than reported at June 30, 2025, December 31, 2024 and June 30, 2024, respectively.
NOTE 8. OTHER ASSETS
Included in other assets were the following:

	June 30, 2025	December 31, 2024	June 30, 2024
Other Assets	($ in millions)
Supply contracts	$1,006.4	$1,047.3	$1,082.7
Pension assets	60.3	43.3	1.8
Investments in non-consolidated affiliates	22.4	23.0	—
Other	70.6	71.5	60.3
Other assets	$1,159.7	$1,185.1	$1,144.8
For the six months ended June 30, 2024 payments of $46.7 million were made under other long-term supply contracts for energy modernization projects in the U.S. Gulf Coast.
Amortization expense of $20.9 million and $18.3 million for the three months ended June 30, 2025 and 2024, respectively, and amortization expense of $41.8 million and $36.6 million for the six months ended June 30, 2025 and 2024, respectively, was recognized within cost of goods sold related to our long-term supply contracts and is reflected in depreciation and amortization on the condensed statements of cash flows.
Investments in Non-consolidated Affiliates
Olin Corporation and Plug Power, Inc. have a joint venture named Hidrogenii, LLC (Hidrogenii), a strategic partnership which aims to leverage the strengths of both companies to advance hydrogen production and utilization. The joint venture began with the construction of a 15-ton-per-day hydrogen liquefaction plant in St. Gabriel, LA, which commenced operations in the second quarter 2025. Hidrogenii is owned 50% by Plug Power LA JV, LLC, a wholly owned subsidiary of Plug Power, Inc., and 50% by Niloco Hydrogen Holdings LLC, a wholly owned subsidiary of Olin Corporation. The investments in, and the operating results of, 50%-or-less-owned entities not controlled by Olin are included in the condensed financial statements using the equity method basis of accounting and classified as non-consolidated affiliates.

The following table summarizes our investments in non-consolidated affiliates:

Six Months Ended June 30, 2025
Investments in Non-consolidated Affiliates	($ in millions)
Balance at beginning of year	$23.0
Capital contributions	0.8
Losses of non-consolidated affiliates(1)	(1.4)
Balance at end of period	$22.4
(1)Includes the impact of Olin’s portion of the investment tax credit of $22.0 million, which is the basis difference between our equity ownership of Hidrogenii and Olin’s investment, and will be recognized over the useful life of the underlying operational assets.
NOTE 9. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying value of goodwill were as follows:

	Chlor Alkali Products and Vinyls	Epoxy	Winchester	Total
Goodwill	($ in millions)
Balance at January 1, 2024(1)	$1,276.1	$145.2	$2.7	$1,424.0
Acquisition activity	—	—	(0.3)	(0.3)
Foreign currency translation adjustment	(0.2)	(0.1)	—	(0.3)
Balance at June 30, 2024(1)	$1,275.9	$145.1	$2.4	$1,423.4

Balance at January 1, 2025(1)	$1,276.4	$144.8	$2.4	$1,423.6
Acquisition activity	—	—	2.0	2.0
Foreign currency translation adjustment	(0.1)	—	—	(0.1)
Balance at June 30, 2025(1)	$1,276.3	$144.8	$4.4	$1,425.5
(1)Includes cumulative goodwill impairment of $557.6 million and $142.2 million in Chlor Alkali Products and Vinyls and Epoxy, respectively.
Intangible assets consisted of the following:

	June 30, 2025			December 31, 2024			June 30, 2024
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Intangible Assets	($ in millions)
Customers, customer contracts and relationships	$677.6	$(493.7)	$183.9	$666.7	$(469.2)	$197.5	$669.4	$(453.5)	$215.9
Trade names	3.7	(1.0)	2.7	3.5	(0.6)	2.9	3.6	(0.4)	3.2
Acquired technology	94.8	(94.2)	0.6	93.7	(91.7)	2.0	94.1	(91.1)	3.0
Other	7.2	(0.7)	6.5	4.9	(0.7)	4.2	4.9	(0.7)	4.2
Total intangible assets	$783.3	$(589.6)	$193.7	$768.8	$(562.2)	$206.6	$772.0	$(545.7)	$226.3

NOTE 10. DEBT
Long-term loans, notes and other financing obligations, consisted of the following:

	June 30, 2025	December 31, 2024	June 30, 2024
Financing Obligations	($ in millions)
Fixed-rate Financing
9.50% senior notes, due 2025 (2025 Notes)	$—	$108.6	$108.6
5.125% senior notes, due 2027 (2027 Notes)	—	500.0	500.0
5.625% senior notes, due 2029	669.3	669.3	669.3
5.00% senior notes, due 2030	515.3	515.3	515.3
6.625% senior notes, due 2033 (2033 Notes)	600.0	—	—
Variable-rate Financing
Term Loan Facilities	645.9	332.5	336.9
Revolving Credit Facilities	35.0	170.0	411.0
Receivables Financing Agreements	465.0	475.0	298.8
Recovery zone bonds	83.0	83.0	83.0
Industrial development and environmental improvement obligations	2.9	2.9	2.9
Other
Deferred debt issuance costs	(19.7)	(14.3)	(14.8)
Unamortized bond original issue discount	—	(0.1)	(0.1)
Total debt	2,996.7	2,842.2	2,910.9
Amounts due within one year	19.2	129.0	121.8
Total long-term debt	$2,977.5	$2,713.2	$2,789.1
Senior Notes and Senior Credit Facilities
On March 14, 2025, Olin issued $600.0 million aggregate principal amount of 6.625% senior notes due April 1, 2033 (2033 Notes), in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. Interest on the 2033 Notes began accruing from March 14, 2025 and is paid semi-annually beginning on October 1, 2025, and every six months thereafter.
On March 14, 2025, Olin entered into a $1,850.0 million senior credit facility (2025 Senior Credit Facility), which increased the borrowing limit of our then-existing $1,550.0 million senior credit facility (2022 Senior Credit Facility) by $300.0 million and extended the maturity date from October 11, 2027 to March 14, 2030. The 2025 Senior Credit Facility includes a term loan facility with aggregate commitments of $650.0 million (2025 Term Loan Facility) and a revolving credit facility with aggregate commitments of $1,200.0 million (2025 Revolving Credit Facility).
The 2025 Term Loan Facility replaced Olin’s then-existing $350.0 million term loan facility (2022 Term Loan Facility, and collectively with the new 2025 Term Loan Facility, the Term Loan Facilities). The 2025 Term Loan Facility requires principal amortization payments beginning on June 30, 2025 at a rate of 0.625% per quarter through March 31, 2027, increasing to 1.250% per quarter thereafter, until maturity, and was fully drawn on the closing date.
The 2025 Revolving Credit Facility replaced Olin’s then-existing $1,200.0 million revolving credit facility (2022 Revolving Credit Facility, and collectively with the new 2025 Revolving Credit Facility, the Revolving Credit Facilities). The 2025 Revolving Credit Facility includes a $100.0 million letter of credit subfacility. At June 30, 2025, we had $1,164.6 million available under our 2025 Revolving Credit Facility because we had $35.0 million borrowed under the facility and issued $0.4 million of letters of credit.
Proceeds from the 2033 Notes, together with borrowings under the 2025 Senior Credit Facility, were used to redeem the $108.6 million 2025 Notes, redeem the $500.0 million 2027 Notes, refinance the then-existing 2022 Senior Credit Facility, comprised of $505.0 million of borrowings under the 2022 Revolving Credit Facility and $332.5 million of borrowings under the 2022 Term Loan Facility, and pay related fees and expenses.

We were in compliance with all covenants and restrictions under all our outstanding debt agreements as of June 30, 2025, and no event of default had occurred under any of our outstanding debt agreements that would permit the acceleration of the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As a result of our restrictive covenant related to the net leverage ratio, the maximum additional borrowings available to us could be limited in the future. The limitation, if an amendment or waiver from our lenders is not obtained, could restrict our ability to borrow the maximum amounts available under the 2025 Senior Credit Facility and the 2024 Receivables Financing Agreement (defined below). As of June 30, 2025, there were no covenants or other restrictions that limited our ability to borrow.
Receivables Financing Agreements
On November 20, 2024, we entered into a $500.0 million receivables financing agreement (2024 Receivables Financing Agreement), which increased the borrowing limit of our then-existing $425.0 million receivables financing agreement (2022 Receivables Financing Agreement) by $75.0 million and extended the maturity date from October 14, 2025 to November 19, 2027 (collectively, the Receivables Financing Agreements).
Under the Receivables Financing Agreements, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the Receivables Financing Agreements incorporate the net leverage ratio covenant that is contained in the 2025 Senior Credit Facility. As of June 30, 2025, December 31, 2024 and June 30, 2024, we had $465.0 million, $475.0 million and $298.8 million, respectively, drawn under the Receivables Financing Agreements. As of June 30, 2025, $609.3 million of our trade receivables were pledged as collateral and we had $35.0 million of additional borrowing capacity under the 2024 Receivables Financing Agreement.
As part of the 2024 Receivables Financing Agreement, we terminated our then-existing trade accounts receivable factoring arrangements (AR Facilities), under which certain of our domestic and international subsidiaries could sell their accounts receivable. These receivables had qualified for sales treatment under ASC 860 “Transfers and Servicing” and, accordingly, the proceeds were included in net cash provided by operating activities in the consolidated statements of cash flows.
Financing Cash Flows
During the six months ended June 30, 2025 and 2024, activity of our outstanding debt included:

	Six Months Ended June 30,
	2025	2024
Long-term Debt Borrowings (Repayments)	($ in millions)
Borrowings
Term Loan Facilities	$650.0	$—
Revolving Credit Facilities	510.0	465.0
Receivables Financing Agreements	570.0	46.5
2033 Notes	600.0	—
Total borrowings	2,330.0	511.5
Repayments
Go zone bonds, due 2024	—	(50.0)
Recovery zone bonds, due 2024	—	(20.0)
Term Loan Facilities	(336.6)	(4.4)
Revolving Credit Facilities	(645.0)	(122.0)
Receivables Financing Agreements	(580.0)	(76.2)
2025 Notes	(108.6)	—
2027 Notes	(500.0)	—
Total repayments	(2,170.2)	(272.6)
Long-term debt borrowings, net	$159.8	$238.9

Other Financing
Interest expense for the six months ended June 30, 2025 included $3.3 million for the write-off of unamortized deferred debt issuance costs and costs associated with our first quarter financing transactions, including the 2025 Senior Credit Facility, early redemption of the 2025 Notes and the 2027 Notes, and issuance of the 2033 Notes.
For the six months ended June 30, 2025, we paid debt issuance costs of $12.0 million associated with the 2033 Notes and the 2025 Senior Credit Facility.
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

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$1.2	$1.2	$0.2	$0.2
Interest cost	24.9	25.5	0.4	0.5
Expected return on plans’ assets	(31.7)	(33.8)	—	—
Amortization of prior service cost	(0.1)	(0.2)	(0.1)	—
Recognized actuarial loss	1.6	1.8	0.1	0.3
Net periodic benefit (income) cost	$(4.1)	$(5.5)	$0.6	$1.0

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$2.2	$2.5	$0.3	$0.4
Interest cost	49.4	50.6	0.7	0.9
Expected return on plans’ assets	(63.4)	(67.7)	—	—
Amortization of prior service cost	(0.3)	(0.3)	(0.2)	—
Recognized actuarial loss	3.0	3.3	0.2	0.5
Net periodic benefit (income) cost	$(9.1)	$(11.6)	$1.0	$1.8
We made cash contributions to our international qualified defined benefit pension plans of $0.6 million and $0.8 million for the six months ended June 30, 2025 and 2024, respectively.
NOTE 12. INCOME TAXES
The effective tax rate for the three months ended June 30, 2025 included a net $3.3 million tax benefit, primarily associated with U.S. federal investment tax credits and a release of valuation allowances on domestic state net operating losses and tax credits, partially offset by an expense from prior year tax positions and a change in tax contingencies. Excluding these items, the effective tax rate for the three months ended June 30, 2025 of 10.3% was lower than the 21.0% U.S. federal statutory rate primarily due to state income tax, favorable permanent salt depletion deductions, non-taxable exchange rate results and a favorable foreign rate differential, partially offset by foreign income inclusions. The effective tax rate for the three months ended June 30, 2024 included a net $0.6 million tax benefit, primarily associated with stock-based compensation and U.S. federal tax credits purchased at a discount, partially offset by an expense from prior year tax positions and a change in tax contingencies. Excluding these items, the effective tax rate for the three months ended June 30, 2024 of 25.8% was higher than the 21.0% U.S. federal statutory rate primarily due to state income tax and foreign income inclusions, partially offset by favorable permanent salt depletion deductions.
The effective tax rate for the six months ended June 30, 2025 included a net $2.9 million tax benefit primarily associated with U.S. federal investment tax credits and a release of valuation allowances on domestic state net operating losses and tax credits, partially offset by an expense from prior year tax positions and a change in tax contingencies. Excluding these items, the effective tax rate for the six months ended June 30, 2025 of 4.3% was lower than the 21.0% U.S. federal statutory rate primarily due to state income tax, favorable permanent salt depletion deductions, non-taxable exchange rate results and a favorable foreign rate differential, partially offset by foreign income inclusions. The effective tax rate for the six months ended June 30, 2024 included a net $3.3 million tax benefit, primarily associated with stock-based compensation and U.S. federal tax credits purchased at a discount, partially offset by an expense from prior year tax positions and a change in tax contingencies. Excluding these items, the effective tax rate for the six months ended June 30, 2024 of 25.6% was higher than the 21.0% U.S. federal statutory rate primarily due to state income tax and foreign income inclusions, partially offset by favorable permanent salt depletion deductions.
In August 2022, the Inflation Reduction Act (the IRA) was enacted and provides various beneficial credits for energy efficient related manufacturing, transportation and fuels, hydrogen/carbon recapture and renewable energy, which we are evaluating in regard to planned projects. In the second quarter of 2025, Olin realized $22.0 million of investment tax credits via its Hidrogenii joint venture interest and recorded a tax benefit of $2.6 million.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the U.S. This act introduces significant changes to tax law and other areas affecting company operations, including items such as extensions of Tax Cuts and Jobs Act provisions, changes to business interest deductions, modifications to depreciation deductions and impacts on energy tax credits. While the effects of these tax law changes will not be reflected in interim or annual provisions for the period ended June 30, 2025, the Company is evaluating the potential impact of the OBBBA on its financial position, results of operations, and cash flows for future periods. Specific potential impacts that are being assessed include effects on future tax expense, cash flows from operations due to new deductions, or potential impacts on investment decisions. Further details on the impact of this legislation will be provided as the evaluation progresses.
As of June 30, 2025, we had $22.3 million of gross unrecognized tax benefits, which would have impacted the effective tax rate, if recognized. The amounts of unrecognized tax benefits were as follows:

	Six Months Ended June 30,
	2025	2024
Unrecognized Tax Benefits	($ in millions)
Balance at beginning of year	$21.1	$50.3
Increases for prior year tax positions	1.5	2.7
Decreases for prior year tax positions	(0.2)	(0.4)
Increases for current year tax positions	0.7	0.7
Decreases due to tax settlements	(0.8)	(1.0)
Foreign currency translation adjustments	—	(1.1)
Balance at end of period	$22.3	$51.2
As of June 30, 2025, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $9.5 million over the next twelve months. The anticipated reduction primarily relates to expected settlements with tax authorities and the expiration of federal, state and foreign statutes of limitation.
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
NOTE 13. DEFINED CONTRIBUTION PLAN
The Company sponsors a defined contribution plan for qualifying domestic employees (Employee Retirement Savings Plan) and a supplemental executive retirement plan as follows:
Employee Retirement Savings Plan
We sponsor a defined contribution plan for qualifying domestic employees, for which the Company contributes between 5.0% and 7.0% of the employees’ eligible compensation into a retirement account (Company Contribution). Employees generally vest in the value of the Company Contribution according to a schedule based on service.
We also match a percentage of our employees’ contributions (Company Match), which are invested in the same investment allocation as the employees’ contributions. Employees immediately vest in the Company Match.
Our contributions to the defined contribution plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Employee Retirement Savings Plan Expense	($ in millions)
Company Contribution	$9.8	$8.8	$20.1	$19.4
Company Match	4.3	3.7	8.5	7.3
Total expense	$14.1	$12.5	$28.6	$26.7
NOTE 14. STOCK-BASED COMPENSATION
Stock-based compensation granted includes stock options, performance share awards, restricted stock awards and deferred directors’ compensation. Stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock Compensation Expense	($ in millions)
Stock-based compensation	$9.2	$5.4	$14.5	$11.0
Mark-to-market adjustments	(1.9)	(5.4)	(5.7)	(3.2)
Total expense	$7.3	$—	$8.8	$7.8
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

The fair value of each performance share award based on net income was estimated on the date of grant, using the current stock price. The fair value of each performance share award based on TSR was estimated on the date of grant, using a Monte Carlo simulation model with the following weighted average assumptions:

Grant Date Assumptions - Performance Shares	2025	2024
Risk-free interest rate	4.27%	4.53%
Expected volatility of Olin common stock	37%	41%
Expected average volatility of peer companies	35%	37%
Average correlation coefficient of peer companies	0.45	0.40
Expected life (years)	3.0	3.0
Grant date fair value (TSR-based award)	$27.46	$72.80
Grant date fair value (net income-based award)	$27.62	$54.07
Performance share awards granted	573,479	180,714
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
Restricted Stock Units
During the six months ended June 30, 2025 and 2024, Olin granted restricted stock units of 452,863 and 219,500, respectively, at a weighted average grant date fair value per share of $26.96 and $56.99, respectively. The fair value of each restricted stock unit was estimated on the date of grant using the current stock price. The awards typically vest ratably, on an annual basis, over three years, but not less than one year.
Stock Options
During the six months ended June 30, 2025, Olin granted no stock options. During the six months ended June 30, 2024, Olin granted stock options of 601,157 at a weighted-average grant date fair value per option of $24.79 and a weighted-average exercise price of $53.43. The fair value of each stock option granted, which typically vests ratably over three years, but not less than one year, was estimated on the date of grant, using the Black-Scholes option-pricing model.
NOTE 15. SHAREHOLDERS’ EQUITY
On December 11, 2024, our Board of Directors approved a share repurchase program with a $1.3 billion authorization (2024 Repurchase Authorization). The Board of Directors previously authorized share repurchases with a $2.0 billion authorization on July 28, 2022 (2022 Repurchase Authorization). The 2024 Repurchase Authorization and 2022 Repurchase Authorization will terminate upon the purchase of $1.3 billion and $2.0 billion of common stock, respectively.
For the six months ended June 30, 2025 and 2024, 1.2 million and 3.9 million shares, respectively, of common stock were repurchased and retired at a total value of $30.3 million and $211.4 million, respectively. As of June 30, 2025, a cumulative total of 26.3 million shares of common stock have been repurchased and retired at a total value of $1,331.1 million under the 2022 Repurchase Authorization program, and $668.9 million of common stock remained authorized to be repurchased under the 2022 Repurchase Authorization program. As of June 30, 2025, there have been no repurchases under the 2024 Repurchase Authorization program and $1.3 billion remained available.
We issued less than 0.1 million and 0.8 million shares representing stock options exercised for the six months ended June 30, 2025 and 2024, respectively, with a total value of $1.9 million and $21.7 million, respectively.

The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation	Cash Flow Hedges	Pension and Postretirement Benefits	Total
Accumulated Other Comprehensive Loss	($ in millions)
Balance at January 1, 2024	$(39.7)	$(18.4)	$(438.2)	$(496.3)
Unrealized (losses) gains
First quarter	(2.3)	(3.0)	—	(5.3)
Second quarter	(2.5)	17.1	—	14.6
Reclassification adjustments of losses into income
First quarter	—	13.3	1.6	14.9
Second quarter	—	5.3	1.9	7.2
Tax provision
First quarter	—	(2.6)	(0.4)	(3.0)
Second quarter	—	(5.6)	(0.5)	(6.1)
Net change	(4.8)	24.5	2.6	22.3
Balance at June 30, 2024	$(44.5)	$6.1	$(435.6)	$(474.0)

Balance at January 1, 2025	$(45.9)	$7.8	$(412.0)	$(450.1)
Unrealized (losses) gains
First quarter	(1.2)	34.4	—	$33.2
Second quarter	(2.2)	(13.5)	—	(15.7)
Reclassification adjustments of (gains) losses into income
First quarter	—	(8.1)	1.2	(6.9)
Second quarter	—	(12.8)	1.5	(11.3)
Tax (provision) benefit
First quarter	—	(6.5)	(0.3)	(6.8)
Second quarter	—	6.5	(0.3)	6.2
Net change	(3.4)	—	2.1	(1.3)
Balance at June 30, 2025	$(49.3)	$7.8	$(409.9)	$(451.4)
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
We define segment results as income (loss) before interest expense, interest income, other operating income (expense), non-operating pension income, other income and income taxes, and includes the results of non-consolidated affiliates in segment results consistent with management’s monitoring of the operating segments. We have three operating segments: Chlor Alkali Products and Vinyls, Epoxy, and Winchester. The three operating segments reflect the organization used by our management for purposes of allocating resources and assessing performance, and represents our reportable segments. Chlorine and caustic soda used in our Epoxy segment is transferred at cost from the Chlor Alkali Products and Vinyls segment.

Cost of goods sold at Corporate is primarily attributed to environmental expense. Other segment items for each reportable segment includes selling, general and administrative expenses and earnings (losses) from non-consolidated affiliates. Segment assets include only those assets which are directly identifiable to an operating segment. Assets in the corporate/other segment primarily include cash and cash equivalents, deferred taxes and other assets. Sales are attributed to geographic areas based on the customer location.

	Three Months Ended June 30, 2025
	Chlor Alkali Products and Vinyls	Epoxy	Winchester	Corp/Other	Totals
Segment Detail	($ in millions)
Sales	$979.5	$331.2	$447.6	$—	$1,758.3
Cost of goods sold	871.8	340.0	402.6	5.8	1,620.2
Gross margin	107.7	(8.8)	45.0	(5.8)	138.1
Other segment items	(42.8)	(14.9)	(20.0)	(18.9)	(96.6)
Restructuring charges	—	—	—	(7.4)	(7.4)
Other operating expense	—	—	—	(0.2)	(0.2)
Interest expense	—	—	—	(46.8)	(46.8)
Interest income	—	—	—	1.2	1.2
Non-operating pension income	—	—	—	4.9	4.9
Income (loss) before taxes	$64.9	$(23.7)	$25.0	$(73.0)	$(6.8)
Other Items
Depreciation and amortization expense	$106.3	$13.1	$7.9	$2.6	$129.9
Capital spending	14.2	2.0	11.7	3.1	31.0
Assets	5,277.4	949.3	866.7	574.5	7,667.9
Segment Sales by Geography
United States	$664.2	$140.8	$396.9	$—	$1,201.9
Europe	42.0	93.4	20.4	—	155.8
Other foreign	273.3	97.0	30.3	—	400.6
Total sales	$979.5	$331.2	$447.6	$—	$1,758.3

	Six Months Ended June 30, 2025
	Chlor Alkali Products and Vinyls	Epoxy	Winchester	Corp/Other	Totals
Segment Detail	($ in millions)
Sales	$1,904.0	$662.9	$835.6	$—	$3,402.5
Cost of goods sold	1,673.8	685.1	745.2	11.6	3,115.7
Gross margin	230.2	(22.2)	90.4	(11.6)	286.8
Other segment items	(87.0)	(29.9)	(42.6)	(38.1)	(197.6)
Restructuring charges	—	—	—	(11.4)	(11.4)
Other operating expense	—	—	—	(0.2)	(0.2)
Interest expense	—	—	—	(95.3)	(95.3)
Interest income	—	—	—	2.4	2.4
Non-operating pension income	—	—	—	10.6	10.6
Income (loss) before taxes	$143.2	$(52.1)	$47.8	$(143.6)	$(4.7)

Other Items
Depreciation and amortization expense	$213.5	$25.9	$17.4	$5.3	$262.1
Capital spending	51.8	12.8	22.8	5.0	92.4
Assets	5,277.4	949.3	866.7	574.5	7,667.9
Segment Sales by Geography
United States	$1,311.1	$284.9	$743.1	$—	$2,339.1
Europe	75.2	195.2	33.0	—	303.4
Other foreign	517.7	182.8	59.5	—	760.0
Total sales	$1,904.0	$662.9	$835.6	$—	$3,402.5

	Three Months Ended June 30, 2024
	Chlor Alkali Products and Vinyls	Epoxy	Winchester	Corp/Other	Totals
Segment Detail	($ in millions)
Sales	$920.3	$317.7	$406.0	$—	$1,644.0
Cost of goods sold	778.5	307.6	312.8	7.3	1,406.2
Gross margin	141.8	10.1	93.2	(7.3)	237.8
Other segment items	(42.5)	(13.1)	(22.9)	(16.1)	(94.6)
Restructuring charges	—	—	—	(6.8)	(6.8)
Interest expense	—	—	—	(46.6)	(46.6)
Interest income	—	—	—	0.9	0.9
Non-operating pension income	—	—	—	5.9	5.9
Income (loss) before taxes	$99.3	$(3.0)	$70.3	$(70.0)	$96.6
Other Items
Depreciation and amortization expense	$105.9	$13.4	$8.2	$1.5	$129.0
Capital spending	46.8	5.5	7.0	0.1	59.4
Assets	5,428.1	992.4	765.1	475.0	7,660.6
Segment Sales by Geography
United States	$671.5	$166.8	$351.2	$—	$1,189.5
Europe	45.0	74.9	34.6	—	154.5
Other foreign	203.8	76.0	20.2	—	300.0
Total sales	$920.3	$317.7	$406.0	$—	$1,644.0

	Six Months Ended June 30, 2024
	Chlor Alkali Products and Vinyls	Epoxy	Winchester	Corp/Other	Totals
Segment Detail	($ in millions)
Sales	$1,804.9	$659.0	$815.4	$—	$3,279.3
Cost of goods sold	1,544.5	646.7	629.1	13.9	2,834.2
Gross margin	260.4	12.3	186.3	(13.9)	445.1
Other segment items	(84.5)	(27.1)	(43.8)	(41.1)	(196.5)
Restructuring charges	—	—	—	(15.1)	(15.1)
Other operating income	—	—	—	0.2	0.2
Interest expense	—	—	—	(91.2)	(91.2)
Interest income	—	—	—	1.7	1.7
Non-operating pension income	—	—	—	12.7	12.7
Income (loss) before taxes	$175.9	$(14.8)	$142.5	$(146.7)	$156.9
Other Items
Depreciation and amortization expense	$212.6	$26.9	$16.2	$3.0	$258.7
Capital spending	74.9	10.4	15.1	0.4	100.8
Assets	5,428.1	992.4	765.1	475.0	7,660.6
Segment Sales by Geography
United States	$1,307.1	$338.1	$733.2	$—	$2,378.4
Europe	80.8	164.2	47.5	—	292.5
Other foreign	417.0	156.7	34.7	—	608.4
Total sales	$1,804.9	$659.0	$815.4	$—	$3,279.3

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment Sales by Product Line	($ in millions)
Chlor Alkali Products and Vinyls
Caustic soda	$435.1	$376.8	$821.9	$732.5
Chlorine, chlorine-derivatives and other products	544.4	543.5	1,082.1	1,072.4
Total Chlor Alkali Products and Vinyls	979.5	920.3	1,904.0	1,804.9
Epoxy
Aromatics and allylics	130.8	128.3	271.8	283.2
Epoxy resins	200.4	189.4	391.1	375.8
Total Epoxy	331.2	317.7	662.9	659.0
Winchester
Commercial	169.7	222.0	325.6	464.8
Military and law enforcement(1)	277.9	184.0	510.0	350.6
Total Winchester	447.6	406.0	835.6	815.4
Total sales	$1,758.3	$1,644.0	$3,402.5	$3,279.3
(1)    For the three months ended June 30, 2025 and 2024, revenue recognized over time represented $94.4 million and $37.8 million, respectively, and for the six months ended June 30, 2025 and 2024, revenue recognized over time represented $152.9 million and $57.6 million, respectively, associated with governmental contracts within our Winchester business.
NOTE 17. ENVIRONMENTAL
We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites. The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $155.2 million, $156.5 million and $155.3 million at June 30, 2025, December 31, 2024 and June 30, 2024, respectively, of which $125.2 million, $126.5 million and $123.3 million, respectively, were classified as other noncurrent liabilities.
Environmental provisions charged to income, which are included in costs of goods sold, were $4.8 million and $6.4 million for the three months ended June 30, 2025 and 2024, respectively, and $9.8 million and $12.2 million for the six months ended June 30, 2025 and 2024, respectively.
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
NOTE 18. COMMITMENTS AND CONTINGENCIES
We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities. As of June 30, 2025, December 31, 2024 and June 30, 2024, our condensed balance sheets included accrued liabilities for these other legal actions of $18.8 million, $19.7 million and $12.5 million, respectively. These liabilities do not include costs associated with legal representation. Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations.
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
We actively manage currency exposures that are associated with net monetary asset positions, currency purchases and sales commitments denominated in foreign currencies and foreign currency denominated assets and liabilities created in the normal course of business. We enter into forward sales and purchase contracts to manage currency risk to offset our net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of our operations. All of the currency derivatives expire within one year and are for U.S. dollar (USD) equivalents. The counterparties to the forward contracts are large financial institutions; however, the risk of loss to us in the event of nonperformance by a counterparty could be significant to our financial position, cash flows or results of operations. We had the following notional amounts of outstanding forward contracts to buy and sell foreign currency:

	June 30, 2025	December 31, 2024	June 30, 2024
Notional Value - Foreign Currency	($ in millions)
Buy	$—	$—	$5.3
Sell	145.3	133.7	157.0
Cash Flow Hedges
For derivative instruments that are designated and qualify as a cash flow hedge, the change in fair value of the derivative is recognized as a component of other comprehensive income (loss) until the hedged item is recognized in earnings.
We had the following notional amounts of outstanding commodity contracts that were entered into to hedge forecasted purchases:

	June 30, 2025	December 31, 2024	June 30, 2024
Notional Value - Commodity	($ in millions)
Natural gas	$50.1	$57.4	$47.1
Ethane	47.3	22.6	24.1
Metals	72.6	124.5	136.9
Total notional	$170.0	$204.5	$208.1
As of June 30, 2025, the counterparties to these commodity contracts were Wells Fargo Bank, N.A., Citibank, N.A., JPMorgan Chase Bank, National Association, Toronto Dominion Bank and Bank of America Corporation, all of which are major financial institutions.
We use cash flow hedges for certain raw material and energy costs such as copper, zinc, ethane, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in our manufacturing process. At June 30, 2025, we had open derivative contract positions through 2028. If all open futures contracts had been settled on June 30, 2025, we would have recognized a pretax gain of $10.2 million.
If commodity prices were to remain at June 30, 2025 levels, approximately $5.7 million of deferred gains, net of tax, would be reclassified into earnings during the next twelve months. The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.

Fair Value Hedges
We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps. There were no outstanding interest rate swaps at June 30, 2025, December 31, 2024 and June 30, 2024.
Financial Statement Impacts
We present our derivative assets and liabilities in our condensed balance sheets on a net basis whenever we have a legally enforceable master netting agreement with the counterparty to our derivative contracts. We use these agreements to manage and substantially reduce our potential counterparty credit risk.
The following table summarizes the location and fair value of the derivative instruments on our condensed balance sheets:

		June 30, 2025	December 31, 2024	June 30, 2024
	Balance Sheet Location	($ in millions)
Current Assets
Commodity contracts	Other current assets	$10.2	$11.9	$14.9
Foreign currency contracts	Other current assets	0.1	2.6	—
Noncurrent Assets
Commodity contracts	Other assets	2.7	2.0	6.0
Total derivative assets(1)		$13.0	$16.5	$20.9

Current Liabilities
Commodity contracts	Accrued liabilities	$2.7	$3.3	$12.9
Foreign currency contracts	Accrued liabilities	1.8	—	(3.8)
Noncurrent Liabilities
Commodity contracts	Other liabilities	—	0.4	—
Total derivative liabilities(1)		$4.5	$3.7	$9.1
(1)     Does not include the impact of cash collateral received from or provided to counterparties, if any.

The following table summarizes the effects of derivative instruments on our condensed statements of operations:

		Amount of Gain (Loss) for the
		Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
	Location of Gain (Loss)	($ in millions)
Cash Flow Hedges
Commodity contracts	Other comprehensive income (loss)	$(13.5)	$17.1	$20.9	$14.1
Commodity contracts	Cost of goods sold	12.8	(5.3)	20.9	(18.6)
Not Designated as Hedging Instruments
Foreign exchange contracts	Selling and administrative	(7.3)	8.7	(14.3)	9.5
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
Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceeds a specific threshold. If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability. As of June 30, 2025, December 31, 2024 and June 30, 2024, this threshold was not exceeded. In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.
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
Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments. Since our long-term debt instruments may not be actively traded, the inputs used to measure the fair value of our long-term debt are based on current market rates for debt of similar risk and maturities and is classified as Level 2 in the fair value measurement hierarchy. As of June 30, 2025, December 31, 2024 and June 30, 2024, the fair value measurements of debt were $2,989.0 million, $2,779.0 million and $2,717.3 million, respectively.

Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by ASC 820. There were no assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2025, December 31, 2024 or June 30, 2024.
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS BACKGROUND
Olin Corporation (Olin, the Company, we or our) is a Virginia corporation, incorporated in 1892, having its principal executive offices in Clayton, MO. We are a leading vertically integrated global manufacturer and distributor of chemical products and a leading U.S. manufacturer of ammunition. Our operations are concentrated in three business segments: Chlor Alkali Products and Vinyls, Epoxy and Winchester. All of our business segments are capital-intensive manufacturing businesses. The Chlor Alkali Products and Vinyls segment manufactures and sells chlorine and caustic soda, ethylene dichloride (EDC) and vinyl chloride monomer, methyl chloride, methylene chloride, chloroform, carbon tetrachloride, perchloroethylene, hydrochloric acid, hydrogen, bleach products and potassium hydroxide. The Epoxy segment produces and sells a full range of epoxy materials and precursors, including aromatics (acetone and phenol), allyl chloride, epichlorohydrin, liquid epoxy resins, solid epoxy resins and formulated solutions products such as converted epoxy resins and additives. The Winchester segment produces and sells sporting ammunition, reloading components, small caliber military ammunition and components, industrial cartridges and clay targets.
EXECUTIVE SUMMARY
Overview
Net (loss) income for the three and six months ended June 30, 2025 was ($1.3) million, and $0.1 million, respectively, compared to $74.2 million and $122.8 million, for the prior year periods, respectively. The decrease of $75.5 million and $122.7 million, respectively, in net income from the prior year periods was primarily due to lower operating results across all of our business segments. Diluted net (loss) income per share was ($0.01) and $0.00 for the three and six months ended June 30, 2025, respectively, compared to $0.62 and $1.01 in the prior year periods, respectively.
Chlor Alkali Products and Vinyls reported segment income was $64.9 million and $143.2 million for the three and six months ended June 30, 2025, respectively. Chlor Alkali Products and Vinyls segment results were lower than the comparable prior year periods due to higher raw material and operating costs, including planned maintenance turnaround expenses, and lower pricing, primarily EDC, partially offset by higher volumes.
Epoxy reported a segment loss of $23.7 million and $52.1 million for the three and six months ended June 30, 2025, respectively. Epoxy segment results were lower than the comparable prior year periods primarily due to higher operating costs, including planned maintenance turnaround expenses, as product margins were comparable year over year. Global epoxy demand remains weak, and our U.S. and European Epoxy businesses remains significantly challenged by subsidized Asian competition. Our anti-dumping initiatives have provided limited benefits to date.
Winchester reported segment income of $25.0 million and $47.8 million for the three and six months ended June 30, 2025, respectively. Winchester segment results were lower than the comparable prior year periods due to decreased commercial ammunition sales volumes and pricing and higher raw material and operating costs, including commodity metal and propellant costs, partially offset by higher domestic and international military sales and military project revenue.
Liquidity and Share Repurchases
During the six months ended June 30, 2025, we repurchased and retired 1.2 million shares of common stock at a total value of $30.3 million. As of June 30, 2025, we had $1,968.9 million of remaining authorized common stock to be repurchased under our 2022 Repurchase Authorization and 2024 Repurchase Authorization (both defined below) programs.
On March 14, 2025, we issued $600.0 million aggregate principal amount of 6.625% senior notes due April 1, 2033 (2033 Notes), in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended.
On March 14, 2025, we entered into a new $1,850.0 million senior credit facility (2025 Senior Credit Facility), which increased the borrowing limit of our then-existing credit facility by $300.0 million and extended the maturity date from October 11, 2027 to March 14, 2030. Pursuant to the agreement, the aggregate principal amount under our term loan facility increased from $350.0 million to $650.0 million and the aggregate principal amount under our revolving credit facility remained at $1,200.0 million. The term loan was fully drawn on the closing date.

During the six months ended June 30, 2025, we had net borrowings of $159.8 million. Proceeds from the 2033 Notes, together with borrowings under the 2025 Senior Credit Facility, were used to redeem the $108.6 million 9.50% senior notes due 2025 (2025 Notes), redeem the $500.0 million 5.125% senior notes due 2027 (2027 Notes), refinance the then-existing $1,550.0 million senior credit facility (2022 Senior Credit Facility) comprised of $505.0 million of borrowings under the prior revolving credit facility and $332.5 million of borrowings under the prior term loan facility, and pay related fees and expenses.
International Trade
The ultimate impact of tariffs and trade flows remains highly uncertain. While we are continuing to monitor the situation, as of the date of this filing, the direct impact from current tariffs have not been significant to our chemicals businesses. Our chemicals businesses generally source and sell where we produce. An exception to this would be potential retaliatory tariffs on caustic soda and EDC exports, which could alter the economics rapidly within the respective countries. Additionally, although Winchester buys most metals locally, we still realize tariff-related price inflation on the domestic price of steel, aluminum and copper.
Other Items
On April 18, 2025, Olin acquired AMMO, Inc.’s small caliber ammunition manufacturing assets for total consideration of $55.8 million, subject to normal post-closing adjustments. The acquisition, which included AMMO Inc.’s brass shellcase capabilities and its 185,000 square foot production facility located in Manitowoc, WI, is included in Olin’s Winchester segment. The acquisition was financed with cash on hand.
CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in millions, except per share data)
Sales	$1,758.3	$1,644.0	$3,402.5	$3,279.3
Cost of goods sold	1,620.2	1,406.2	3,115.7	2,834.2
Gross margin	138.1	237.8	286.8	445.1
Selling and administrative	95.2	94.6	196.2	196.5
Restructuring charges	7.4	6.8	11.4	15.1
Other operating (expense) income	(0.2)	—	(0.2)	0.2
Operating income	35.3	136.4	79.0	233.7
Losses of non-consolidated affiliates	(1.4)	—	(1.4)	—
Interest expense	46.8	46.6	95.3	91.2
Interest income	1.2	0.9	2.4	1.7
Non-operating pension income	4.9	5.9	10.6	12.7
Income (loss) before taxes	(6.8)	96.6	(4.7)	156.9
Income tax (benefit) provision	(4.0)	24.3	(3.1)	36.8
Net (loss) income	(2.8)	$72.3	(1.6)	120.1
Net loss attributable to noncontrolling interests	(1.5)	(1.9)	(1.7)	(2.7)
Net (loss) income attributable to Olin Corporation	$(1.3)	$74.2	$0.1	$122.8

Net (loss) income attributable to Olin Corporation per common share:
Basic	$(0.01)	$0.63	$—	$1.03
Diluted	$(0.01)	$0.62	$—	$1.01
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Sales for the three months ended June 30, 2025 were $1,758.3 million compared to $1,644.0 million in the same period last year, an increase of $114.3 million, or 7%. Chlor Alkali Products and Vinyls sales increased by $59.2 million primarily due to higher volumes. Winchester sales increased by $41.6 million, primarily due to increased sales to military customers and military project revenue, partially offset by lower commercial ammunition sales. Epoxy sales increased by $13.5 million, primarily due to higher volumes, partially offset by lower pricing.

Gross margin decreased $99.7 million for the three months ended June 30, 2025 compared to the prior year period. Winchester gross margin decreased by $48.2 million primarily due to lower commercial sales volumes and pricing. Chlor Alkali Products and Vinyls gross margin decreased by $34.1 million primarily due to higher raw material and operating costs, including planned maintenance turnaround expenses, partially offset by higher volumes. Epoxy gross margin decreased by $18.9 million primarily due to higher operating costs, including planned maintenance turnaround expenses. Gross margin as a percentage of sales decreased to 8% during the three months ended June 30, 2025 from 14% during the three months ended June 30, 2024.
Selling and administration expenses for the three months ended June 30, 2025 were $95.2 million, an increase of $0.6 million from the prior year period. The increase was primarily due to higher stock-based compensation expense of $7.3 million, which includes mark-to-market adjustments, partially offset by favorable foreign currency impact of $4.9 million. Selling and administration expenses as a percentage of sales was 5% and 6% for the three months ended June 30, 2025 and 2024, respectively.
Restructuring charges for the three months ended June 30, 2025 and 2024 were $7.4 million and $6.8 million, respectively. Restructuring charges include facility exit costs, lease and other contract termination costs, and employee severance and related benefits costs
Losses of non-consolidated affiliates relate to Olin’s equity share of the Hidrogenii, LLC joint venture.
Non-operating pension income includes all components of pension and other postretirement net periodic benefit (income) cost, other than service costs. Non-operating pension income was lower for the three months ended June 30, 2025 compared to the prior year period, primarily due to a lower assumption for the long-term rate of return on plan assets.
The effective tax rate for the three months ended June 30, 2025 included a net $3.3 million tax benefit, primarily associated with U.S. federal investment tax credits and a release of valuation allowances on domestic state net operating losses and tax credits, partially offset by an expense from prior year tax positions and a change in tax contingencies. Excluding these items, the effective tax rate for the three months ended June 30, 2025 of 10.3% was lower than the 21.0% U.S. federal statutory rate primarily due to state income tax, favorable permanent salt depletion deductions, non-taxable exchange rate results and a favorable foreign rate differential, partially offset by foreign income inclusions. The effective tax rate for the three months ended June 30, 2024 included a net $0.6 million tax benefit, primarily associated with stock-based compensation and U.S. federal tax credits purchased at a discount, partially offset by an expense from prior year tax positions and a change in tax contingencies. Excluding these items, the effective tax rate for the three months ended June 30, 2024 of 25.8% was higher than the 21.0% U.S. federal statutory rate primarily due to state income tax and foreign income inclusions, partially offset by favorable permanent salt depletion deductions.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Sales for the six months ended June 30, 2025 were $3,402.5 million compared to $3,279.3 million in the same period last year, an increase of $123.2 million, or 4%. Chlor Alkali Products and Vinyls sales increased by $99.1 million primarily due to higher volumes, partially offset by lower pricing, primarily EDC. Winchester sales increased by $20.2 million, primarily due to increased sales to military customers and military project revenue, partially offset by lower commercial ammunition sales. Epoxy sales increased by $3.9 million, primarily due to higher volumes, partially offset by lower pricing.
Gross margin decreased $158.3 million for the six months ended June 30, 2025 compared to the prior year period. Winchester gross margin decreased by $95.9 million primarily due to lower commercial sales volumes and pricing, and higher raw material and operating costs, including commodity metal and propellant costs. Epoxy gross margin decreased by $34.5 million primarily due to higher operating costs, including planned maintenance turnaround expenses. Chlor Alkali Products and Vinyls gross margin decreased by $30.2 million primarily due to higher raw material and operating costs, including planned maintenance turnaround expenses, and lower pricing, primarily EDC, partially offset by higher volumes. Gross margin as a percentage of sales decreased to 8% during the six months ended June 30, 2025 from 14% during the six months ended June 30, 2024.
Selling and administration expenses for the six months ended June 30, 2025 were $196.2 million, a decrease of $0.3 million from the prior year period. The decrease was primarily due to a favorable foreign currency impact of $9.6 million, partially offset by higher legal and legal-related settlement expense of $4.6 million and higher stock-based compensation expense of $1.0 million, which includes mark-to-market adjustments. Selling and administration expenses as a percentage of sales was 6% for both the six months ended June 30, 2025 and 2024.
Restructuring charges for the six months ended June 30, 2025 and 2024 were $11.4 million and $15.1 million, respectively. Restructuring charges include facility exit costs, lease and other contract termination costs, and employee severance and related benefits costs.

Losses of non-consolidated affiliates relate to Olin’s equity share of the Hidrogenii, LLC joint venture.
Interest expense for the six months ended June 30, 2025 included $3.3 million for the write-off of unamortized deferred debt issuance costs and costs associated with our first quarter financing transactions, including the 2025 Senior Credit Facility, early redemption of the 2025 Notes and the 2027 Notes, and issuance of the 2033 Notes.
Non-operating pension income includes all components of pension and other postretirement net periodic benefit (income) cost, other than service costs. Non-operating pension income was lower for the six months ended June 30, 2025 primarily due to a lower assumption for the long-term rate of return on plan assets.
The effective tax rate for the six months ended June 30, 2025 included a net $2.9 million tax benefit, primarily associated with U.S. federal investment tax credits and a release of valuation allowances on domestic state net operating losses and tax credits, partially offset by an expense from prior year tax positions and a change in tax contingencies. Excluding these items, the effective tax rate for the six months ended June 30, 2025 of 4.3% was lower than the 21.0% U.S. federal statutory rate primarily due to state income tax, favorable permanent salt depletion deductions, non-taxable exchange rate results and a favorable foreign rate differential, partially offset by foreign income inclusions. The effective tax rate for the six months ended June 30, 2024 included a net $3.3 million tax benefit, primarily associated with stock-based compensation and U.S. federal tax credits purchased at a discount, partially offset by an expense from prior year tax positions and a change in tax contingencies. Excluding these items, the effective tax rate for the six months ended June 30, 2024 of 25.6% was higher than the 21.0% U.S. federal statutory rate primarily due to state income tax and foreign income inclusions, partially offset by favorable permanent salt depletion deductions.
SEGMENT RESULTS
We define segment results as income (loss) before interest expense, interest income, other operating income (expense), non-operating pension income, other income and income taxes, and includes the results of non-consolidated affiliates in segment results consistent with management’s monitoring of the operating segments. We have three operating segments: Chlor Alkali Products and Vinyls, Epoxy and Winchester. The three operating segments reflect the organization used by our management for purposes of allocating resources and assessing performance. Chlorine and caustic soda used in our Epoxy segment is transferred at cost from the Chlor Alkali Products and Vinyls segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment Detail	($ in millions)
Sales
Chlor Alkali Products and Vinyls	$979.5	$920.3	$1,904.0	$1,804.9
Epoxy	331.2	317.7	662.9	659.0
Winchester	447.6	406.0	835.6	815.4
Total sales	$1,758.3	$1,644.0	$3,402.5	$3,279.3

Income (loss) before taxes
Chlor Alkali Products and Vinyls	$64.9	$99.3	$143.2	$175.9
Epoxy	(23.7)	(3.0)	(52.1)	(14.8)
Winchester	25.0	70.3	47.8	142.5
Corporate/other:
Environmental expense	(4.8)	(6.4)	(9.8)	(12.2)
Other corporate and unallocated costs	(19.9)	(17.0)	(39.9)	(42.8)
Restructuring charges	(7.4)	(6.8)	(11.4)	(15.1)
Other operating (expense) income	(0.2)	—	(0.2)	0.2
Interest expense	(46.8)	(46.6)	(95.3)	(91.2)
Interest income	1.2	0.9	2.4	1.7
Non-operating pension income	4.9	5.9	10.6	12.7
Income (loss) before taxes	$(6.8)	$96.6	$(4.7)	$156.9

Chlor Alkali Products and Vinyls
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Chlor Alkali Products and Vinyls sales for the three months ended June 30, 2025 were $979.5 million compared to $920.3 million for the same period in 2024, an increase of $59.2 million, or 6%. The sales increase was primarily due to higher volumes, partially offset by lower pricing. Higher caustic soda pricing was more than offset by lower EDC pricing.
Chlor Alkali Products and Vinyls segment income was $64.9 million for the three months ended June 30, 2025 compared to $99.3 million for the same period in 2024, a decrease of $34.4 million. The decrease in segment results was due to higher raw material and operating costs ($49.5 million), including planned maintenance turnaround expenses, and lower pricing ($8.6 million), primarily EDC, partially offset by higher volumes ($14.4 million) and lower costs associated with products purchased from other parties ($9.3 million). Chlor Alkali Products and Vinyls segment results included depreciation and amortization expense of $106.3 million and $105.8 million for the three months ended June 30, 2025 and 2024, respectively.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Chlor Alkali Products and Vinyls sales for the six months ended June 30, 2025 were $1,904.0 million compared to $1,804.9 million for the same period in 2024, an increase of $99.1 million, or 5%. The sales increase was primarily due to higher volumes, partially offset by lower pricing, primarily EDC.
Chlor Alkali Products and Vinyls segment income was $143.2 million for the six months ended June 30, 2025 compared to $175.9 million for the same period in 2024. The decrease in segment results of $32.7 million was due to lower pricing ($54.3 million), primarily EDC, and higher raw material and operating costs ($47.2 million), including planned maintenance turnaround expenses, partially offset by higher volumes ($43.5 million) and lower costs associated with products purchased from other parties ($25.3 million). Chlor Alkali Products and Vinyls segment results included depreciation and amortization expense of $213.5 million and $212.6 million for the six months ended June 30, 2025 and 2024, respectively.
Epoxy
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Epoxy sales for the three months ended June 30, 2025 were $331.2 million compared to $317.7 million for the same period in 2024, an increase of $13.5 million, or 4%. The sales increase was due to higher volumes ($24.6 million) and a favorable effect of foreign currency translation ($5.0 million), partially offset by lower product pricing ($16.1 million).
Epoxy segment loss was $23.7 million for the three months ended June 30, 2025 compared to segment loss of $3.0 million for the same period in 2024. The decrease in segment results of $20.7 million was due to higher operating costs ($24.4 million), including planned maintenance turnaround expenses, and lower product pricing ($16.1 million), offset by lower raw material costs ($18.1 million), primarily benzene and propylene, and increased volumes ($1.7 million), which included an unfavorable product mix. A significant percentage of our Euro denominated sales are from products manufactured within Europe. As a result, the impact of foreign currency translation on revenue is primarily offset by the impact of foreign currency translation on raw materials and manufacturing costs also denominated in Euros. Epoxy segment results included depreciation and amortization expense of $13.1 million and $13.4 million for the three months ended June 30, 2025 and 2024, respectively.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Epoxy sales for the six months ended June 30, 2025 were $662.9 million compared to $659.0 million for the same period in 2024, an increase of $3.9 million, or 1%. The sales increase was due to higher volumes ($24.6 million), partially offset by lower product pricing ($18.4 million) and an unfavorable effect of foreign currency translation ($2.3 million).
Epoxy segment loss was $52.1 million for the six months ended June 30, 2025 compared to segment loss of $14.8 million for the same period in 2024. The decrease in segment results of $37.3 million was due to higher operating costs ($41.7 million), including planned maintenance turnaround expenses, and lower product pricing ($18.4 million), offset by lower raw material costs ($23.2 million), primarily benzene and propylene, and an unfavorable product mix ($0.4 million). A significant percentage of our Euro denominated sales are from products manufactured within Europe. As a result, the impact of foreign currency translation on revenue is primarily offset by the impact of foreign currency translation on raw materials and manufacturing costs also denominated in Euros. Epoxy segment results included depreciation and amortization expense of $25.9 million and $26.9 million for the six months ended June 30, 2025 and 2024, respectively.

Winchester
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Winchester sales were $447.6 million for the three months ended June 30, 2025 compared to $406.0 million for the same period in 2024, an increase of $41.6 million, or 10%. The sales increase was due to higher sales to military customers and military project revenue ($102.0 million), partially offset by lower sales to commercial customers ($55.2 million) and law enforcement agencies ($5.2 million).
Winchester segment income was $25.0 million for the three months ended June 30, 2025 compared to $70.3 million for the same period in 2024, a decrease of $45.3 million. The decrease in segment results was due to lower sales volumes ($21.4 million), lower product pricing ($12.7 million), and higher raw material and operating costs ($11.2 million), including commodity metal and propellant costs. Winchester segment income included depreciation and amortization expense of $7.9 million and $8.3 million for the three months ended June 30, 2025 and 2024, respectively.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Winchester sales were $835.6 million for the six months ended June 30, 2025 compared to $815.4 million for the same period in 2024, an increase of $20.2 million, or 2%. The sales increase was due to higher sales to military customers and military project revenue ($168.7 million), partially offset by lower sales to commercial customers ($142.1 million) and law enforcement agencies ($6.4 million).
Winchester segment income was $47.8 million for the six months ended June 30, 2025 compared to $142.5 million for the same period in 2024, a decrease of $94.7 million. The decrease in segment results was due to lower sales volumes ($46.1 million), higher raw material and operating costs ($27.8 million), including commodity metal and propellant costs, and lower product pricing ($20.8 million). Winchester segment income included depreciation and amortization expense of $17.4 million and $16.2 million for the six months ended June 30, 2025 and 2024, respectively.
Corporate/Other
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
For the three months ended June 30, 2025, charges to income for environmental investigatory and remedial activities were $4.8 million compared to $6.4 million for the three months ended June 30, 2024. These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.
For the three months ended June 30, 2025, other corporate and unallocated costs were $19.9 million compared to $17.0 million for the three months ended June 30, 2024, an increase of $2.9 million. The increase was primarily due to higher variable incentive compensation costs ($9.0 million), which includes mark-to-market adjustments on stock-based compensation expense, partially offset by a favorable foreign currency impact ($5.0 million).
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
For the six months ended June 30, 2025, charges to income for environmental investigatory and remedial activities were $9.8 million compared to $12.2 million for the six months ended June 30, 2024. These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.
For the six months ended June 30, 2025, other corporate and unallocated costs were $39.9 million compared to $42.8 million for the six months ended June 30, 2024, a decrease of $2.9 million. The decrease was primarily due to a favorable foreign currency impact ($9.7 million), partially offset by higher variable incentive compensation costs ($4.4 million), which includes mark-to-market adjustments on stock-based compensation expense.
Restructurings
Pretax restructuring charges related to our restructuring and optimization efforts include facility exit costs, lease and other contract termination costs, employee severance and related benefits costs and the write-off of equipment and facilities. Pretax restructuring charges for the three and six months ended June 30, 2025 and 2024, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restructuring Charges	($ in millions, except per share data)
Restructuring charges	$7.4	$6.8	$11.4	$15.1
Further discussion on our restructuring optimization efforts is referenced under Item 1, within Note 4, “Restructuring Charges.”
OUTLOOK
We expect our third quarter 2025 operating results to continue to be impacted by challenging markets with potential higher costs and general uncertainty related to tariffs. Despite these macroeconomic headwinds, we anticipate our Chemicals businesses operating results will experience seasonally stronger demand, and lower maintenance turnaround expenses from second quarter 2025 levels. In the third quarter 2025, we expect our Winchester business to experience increased military demand and seasonally stronger commercial sales volumes, partially offset by sequentially higher raw material costs, including tariff-driven commodity metal costs. Overall, we expect Olin’s third quarter 2025 operating results to be comparable or slightly higher than our second quarter 2025 levels.
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
In 2025, we currently expect our capital spending to be in the $200 million to $220 million range. We expect 2025 depreciation and amortization expense to be approximately $525 million.
We currently believe the 2025 effective tax rate will be in the 25% to 35% range. We expect cash taxes paid to be approximately $175 million, primarily for earnings in foreign jurisdictions, including the previously deferred international tax payments expected to be made in 2025.
ENVIRONMENTAL MATTERS
Environmental provisions charged to income, which are included in costs of goods sold, were $4.8 million and $6.4 million for the three months ended June 30, 2025 and 2024, respectively, and $9.8 million and $12.2 million for the six months ended June 30, 2025 and 2024, respectively.
The following table summarizes the environmental liability activity:

	Six Months Ended June 30,
	2025	2024
Environmental Liabilities	($ in millions)
Balance at beginning of year	$156.5	$153.6
Charges to income	9.8	12.2
Remedial and investigatory spending	(11.1)	(10.5)
Balance at end of period	$155.2	$155.3
Environmental investigatory and remediation activities spending was associated with former waste disposal sites and past manufacturing operations. Spending in 2025 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be approximately $30 million. Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we expect to incur to protect our interests against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $11.6 million at June 30, 2025. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and operation, maintenance and monitoring (OM&M) expenses that, in our experience, we expect to incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M. Charges to income for investigatory and remedial efforts may be material to our operating results in 2025.
The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $155.2 million, $156.5 million and $155.3 million at June 30, 2025, December 31, 2024 and June 30, 2024, respectively, of which $125.2 million, $126.5 million and $123.3 million, respectively, were classified as other noncurrent liabilities. These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Data

	Six Months Ended June 30,
	2025	2024
Cash Provided by (Used for)	($ in millions)
Net operating activities	$126.3	$171.6
Capital expenditures	(92.4)	(100.8)
Business acquired in purchase transaction, net of cash acquired	(55.8)	—
Payments under other long-term supply contracts	—	(46.7)
Net investing activities	(152.3)	(150.4)
Long-term debt borrowings, net	159.8	238.9
Common stock repurchased and retired	(30.3)	(211.4)
Stock options exercised	1.9	21.7
Dividends paid	(46.0)	(47.6)
Net financing activities	73.4	(8.9)
Operating Activities
For the six months ended June 30, 2025, cash provided by operating activities decreased by $45.3 million from the six months ended June 30, 2024, primarily due to a decrease in operating results, partially offset by a smaller increase in working capital compared with the prior year period. For the six months ended June 30, 2025, working capital increased $112.4 million compared to an increase of $166.3 million for the six months ended June 30, 2024. Receivables increased $34.1 million, primarily due to the timing of sales during the second quarter 2025 compared to the fourth quarter 2024. Inventories increased $51.8 million from December 31, 2024, which reflects normal seasonal growth. Income taxes payable, net of income taxes receivable, decreased by $124.3 million from December 31, 2024 primarily due to timing of international tax payments. Accounts payable and accrued liabilities increased $108.2 million from December 31, 2024, primarily as a result of timing of payments during the first half of 2025.

Investing Activities
Capital spending was $92.4 million for the six months ended June 30, 2025, compared to $100.8 million for the comparable period in 2024. For the full year 2025, we expect our capital spending to be in the $200 million to $220 million range. Our capital spending forecast represents normal capital spending to maintain our current operating facilities. We expect 2025 depreciation and amortization expense to be in the $525 million range.
On April 18, 2025, Olin acquired AMMO, Inc.’s small caliber ammunition manufacturing assets for total consideration of $55.8 million. The acquisition was financed with cash on hand.
For the six months ended June 30, 2024, payments under other long-term supply contracts were $46.7 million for energy modernization on the U.S. Gulf Coast. Our payments for this project were completed in the third quarter of 2024.
Financing Activities
During the six months ended June 30, 2025 and 2024, activity of our outstanding debt included:

	Six Months Ended June 30,
	2025	2024
Long-term Debt Borrowings (Repayments)	($ in millions)
Borrowings
Term Loan Facilities	$650.0	$—
Revolving Credit Facilities	510.0	465.0
Receivables Financing Agreements	570.0	46.5
2033 Notes	600.0	—
Total borrowings	2,330.0	511.5
Repayments
Go zone bonds, due 2024	—	(50.0)
Recovery zone bonds, due 2024	—	(20.0)
Term Loan Facilities	(336.6)	(4.4)
Revolving Credit Facilities	(645.0)	(122.0)
Receivables Financing Agreements	(580.0)	(76.2)
2025 Notes	(108.6)	—
2027 Notes	(500.0)	—
Total repayments	(2,170.2)	(272.6)
Long-term debt borrowings, net	$159.8	$238.9
For the six months ended June 30, 2025, we paid debt issuance costs of $12.0 million associated with the 2033 Notes and the 2025 Senior Credit Facility.
For the six months ended June 30, 2025 and 2024, 1.2 million and 3.9 million shares, respectively, of common stock were repurchased and retired at a total value of $30.3 million and $211.4 million, respectively.
We issued less than 0.1 million and 0.8 million shares representing stock options exercised for the six months ended June 30, 2025 and 2024, respectively, with a total value of $1.9 million and $21.7 million, respectively. For the six months ended June 30, 2024, we withheld and paid $10.5 million for employee taxes on share-based payment arrangements.
The percentage of total debt to total capitalization increased to 60.1% as of June 30, 2025 from 58.0% as of December 31, 2024, primarily as a result of a higher level of debt outstanding.
In the first and second quarters of 2025 and 2024, we paid a quarterly dividend of $0.20 per share. Dividends paid for the six months ended June 30, 2025 and 2024, were $46.0 million and $47.6 million, respectively.
Liquidity and Other Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, cash flow from operations and borrowings under our 2025 Revolving Credit Facility and our 2024 Receivables Financing Agreement (as defined below). Additionally, we believe that we have access to the high-yield debt and equity markets.

On March 14, 2025, Olin issued $600.0 million aggregate principal amount of 6.625% senior notes due April 1, 2033 (2033 Notes), in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. Interest on the 2033 Notes began accruing from March 14, 2025 and is paid semi-annually beginning on October 1, 2025, and every six months thereafter.
On March 14, 2025, Olin entered into a $1,850.0 million senior credit facility (2025 Senior Credit Facility), which increased the borrowing limit of our then-existing $1,550.0 million senior credit facility (2022 Senior Credit Facility) by $300.0 million and extended the maturity date from October 11, 2027 to March 14, 2030. The 2025 Senior Credit Facility includes a term loan facility with aggregate commitments of $650.0 million (2025 Term Loan Facility) and a revolving credit facility with aggregate commitments of $1,200.0 million (2025 Revolving Credit Facility).
The 2025 Term Loan Facility replaced Olin’s then-existing $350.0 million term loan facility (2022 Term Loan Facility, and collectively with the new 2025 Term Loan Facility, the Term Loan Facilities). The 2025 Term Loan Facility requires principal amortization payments beginning on June 30, 2025 at a rate of 0.625% per quarter through March 31, 2027, increasing to 1.250% per quarter thereafter, until maturity, and was fully drawn on the closing date.
The 2025 Revolving Credit Facility replaced Olin’s then-existing $1,200.0 million revolving credit facility (2022 Revolving Credit Facility, and collectively with the new 2025 Revolving Credit Facility, the Revolving Credit Facilities). The 2025 Revolving Credit Facility includes a $100.0 million letter of credit subfacility. At June 30, 2025, we had $1,164.6 million available under our 2025 Revolving Credit Facility because we had $35.0 million borrowed under the facility and issued $0.4 million of letters of credit.
Proceeds from the 2033 Notes, together with borrowings under the 2025 Senior Credit Facility, were used to redeem the $108.6 million 2025 Notes, redeem the $500.0 million 2027 Notes, refinance the then-existing 2022 Senior Credit Facility, comprised of $505.0 million of borrowings under the 2022 Revolving Credit Facility and $332.5 million of borrowings under the 2022 Term Loan Facility, and pay related fees and expenses.
We were in compliance with all covenants and restrictions under all our outstanding debt agreements as of June 30, 2025, and no event of default had occurred under any of our outstanding debt agreements that would permit the acceleration of the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As a result of our restrictive covenant related to the net leverage ratio, the maximum additional borrowings available to us could be limited in the future. The limitation, if an amendment or waiver from our lenders is not obtained, could restrict our ability to borrow the maximum amounts available under the 2025 Senior Credit Facility and the 2024 Receivables Financing Agreement (defined below). As of June 30, 2025, there were no covenants or other restrictions that limited our ability to borrow.
On November 20, 2024, we entered into a $500.0 million receivables financing agreement (2024 Receivables Financing Agreement), which increased the borrowing limit of our then-existing $425.0 million receivables financing agreement (2022 Receivables Financing Agreement) by $75.0 million and extended the maturity date from October 14, 2025 to November 19, 2027 (collectively, the Receivables Financing Agreements).
Under the Receivables Financing Agreements, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the Receivables Financing Agreements incorporate the net leverage ratio covenant that is contained in the 2025 Senior Credit Facility. As of June 30, 2025, December 31, 2024 and June 30, 2024, we had $465.0 million, $475.0 million and $298.8 million, respectively, drawn under the Receivables Financing Agreements. As of June 30, 2025, $609.3 million of our trade receivables were pledged as collateral and we had $35.0 million of additional borrowing capacity under the 2024 Receivables Financing Agreement.
At June 30, 2025, we had total letters of credit of $161.4 million outstanding, of which $0.4 million were issued under our 2025 Revolving Credit Facility. The letters of credit were used to support certain long-term debt obligations, workers compensation insurance policies, plant closure and post-closure obligations, international payment obligations and international pension funding requirements.
Our current debt structure is used to fund our business operations. As of June 30, 2025, we had long-term borrowings, including the current installment, of $2,996.7 million, of which $1,231.8 million were at variable rates. Included within long-term borrowings on the condensed balance sheets were deferred debt issuance costs of $19.7 million as of June 30, 2025.
We believe, based on current and projected levels of cash flow from our operations, together with our cash and cash equivalents on hand and the availability to borrow under our 2025 Revolving Credit Facility and 2024 Receivables Financing Agreement, we have the ability to access sufficient liquidity to meet our short-term and long-term needs, to make required payments of interest on our debt, fund our operating needs, working capital and our capital expenditure requirements, and comply with the financial ratios and other covenants and restrictions in our debt agreements.

On December 11, 2024, our Board of Directors approved a share repurchase program with a $1.3 billion authorization (2024 Repurchase Authorization). The Board of Directors previously authorized share repurchases with a $2.0 billion authorization on July 28, 2022 (2022 Repurchase Authorization). The 2024 Repurchase Authorization and 2022 Repurchase Authorization will terminate upon the purchase of $1.3 billion and $2.0 billion of common stock, respectively.
For the six months ended June 30, 2025, 1.2 million shares of common stock were repurchased and retired at a total value of $30.3 million. As of June 30, 2025, a cumulative total of 26.3 million shares of common stock have been repurchased and retired at a total value of $1,331.1 million under the 2022 Repurchase Authorization program, and $1,968.9 million of common stock remained authorized to be repurchased under the 2022 Repurchase Authorization and 2024 Repurchase Authorization programs.
We have registered the sale of an undetermined number of securities with the SEC, so that, from time-to-time, we may issue, offer and sell debt securities, preferred stock, common stock and/or warrants to purchase any such securities pursuant to a registration statement.
Credit Ratings
We receive ratings from three independent credit rating agencies: Fitch Ratings (Fitch), Moody's Investor Service (Moody's) and Standard & Poor's (S&P). The following table summarizes our credit ratings as of June 30, 2025:

Credit Rating Agency	Long-term Rating	Outlook
Fitch Ratings	BBB-	Stable
Moody’s Investors Service	Ba1	Stable
Standard & Poor’s	BB+	Stable
On June 3, 2025, Moody’s affirmed Olin’s Ba1 rating and stable outlook. On March 12, 2025, Fitch affirmed Olin’s BBB- rating and stable outlook. On August 8, 2024, S&P affirmed Olin’s BB+ rating and revised its outlook from positive to stable.
Contractual Obligations
Purchasing commitments are utilized in our normal course of business for our projected needs. We have supply contracts with various third parties for certain raw materials including ethylene, electricity, propylene and benzene. These agreements are maintained through long-term cost-based contracts that provide us with a reliable supply of key raw materials. There have been no material changes in our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, other than those which occur in the ordinary course of business.
Critical Accounting Estimates
Refer to “Critical Accounting Estimates” contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 for a complete discussion of our critical accounting estimates. There have been no material changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Energy costs, including electricity and natural gas, and certain raw materials used in our production processes are subject to price volatility. Depending on market conditions, we may enter into futures contracts, forward contracts, commodity swaps and put and call option contracts in order to reduce the impact of commodity price fluctuations. As of June 30, 2025, we maintained open positions on commodity contracts with a notional value totaling $170.0 million ($204.5 million at December 31, 2024, and $208.1 million at June 30, 2024). Assuming a hypothetical 10% increase in commodity prices which are currently hedged, as of June 30, 2025, we would experience a $17.0 million ($20.5 million at December 31, 2024 and $20.8 million at June 30, 2024) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.
We transact business in various foreign currencies other than the USD which exposes us to movements in exchange rates which may impact revenue and expenses, assets and liabilities and cash flows. Our significant foreign currency exposure is denominated with European currencies, primarily the Euro, although exposures also exist in other currencies of Asia Pacific, Latin America, Middle East and Africa. For all derivative positions, we evaluated the effects of a 10% shift in exchange rates between those currencies and the USD, holding all other assumptions constant. Unfavorable currency movements of 10% would negatively affect the fair values of the derivatives held to hedge currency exposures by $14.5 million. These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.
We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Our current debt structure is used to fund business operations, and commitments from banks under our 2025 Revolving Credit Facility and our 2024 Receivables Financing Agreement are additional sources of liquidity. As of June 30, 2025, December 31, 2024 and June 30, 2024, we had long-term borrowings, including current installments and finance lease obligations, of $2,996.7 million, $2,842.2 million and $2,910.9 million, respectively, of which $1,231.8 million, $1,063.4 million and $1,132.6 million at June 30, 2025, December 31, 2024 and June 30, 2024, respectively, were issued at variable rates. Included within long-term borrowings on the condensed balance sheets were deferred debt issuance costs and unamortized bond original issue discount.
Assuming no changes in the $1,231.8 million of variable-rate debt levels from June 30, 2025, we estimate that a hypothetical change of 100-basis points in the secured overnight financing rate (SOFR) would impact annual interest expense by $12.3 million.
If the actual changes in commodities, foreign currency, or interest pricing is substantially different than expected, the net impact of commodity risk, foreign currency risk, or interest rate risk on our cash flow may be materially different than that disclosed above.
We do not enter into any derivative financial instruments for speculative purposes.
ITEM 4. CONTROLS AND PROCEDURES
Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On May 20, 2025, our Freeport, TX site experienced a release of chlorine. It is possible that we will incur monetary fines or penalties as a result of the incident.
However, based on the information currently available to us and the early stage of this matter, management cannot predict the timing or outcome of this incident or predict the possible loss or range of loss, if any, associated with the resolution of this matter.
ITEM 1A. RISK FACTORS
Information regarding risk factors applicable to us appears in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)    Not Applicable.
(b)    Not Applicable.
(c)    Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2025	—	$—	—
May 1-31, 2025	387,104	$19.77	387,104
June 1-30, 2025	122,984	$19.18	122,984
Total				$1,968,908,715	(1)
(1)On December 11, 2024, our Board of Directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $1.3 billion (the 2024 Repurchase Authorization). This program will terminate upon the purchase of $1.3 billion of common stock. On July 28, 2022, our Board of Directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $2.0 billion (2022 Repurchase Authorization). This program will terminate upon the purchase of $2.0 billion of common stock. Through June 30, 2025, 26.3 million shares of common stock had been repurchased and retired at a total value of $1,331.1 million under the 2022 Repurchase Authorization program, and $1,968.9 million of common stock remained available for purchase under the 2022 Repurchase Authorization and 2024 Repurchase Authorization programs.
(2)Average price paid per share includes transaction costs including commissions and fees paid to acquire the shares and excludes costs accrued associated with 1% excise tax on the fair market value of stock repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
(a)    Not Applicable.
(b)    Not Applicable.
(c)    During the three months ended June 30, 2025, no director or officer of Olin adopted, terminated or modified a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit	Exhibit Description
3.1	Bylaws of Olin Corporation, as amended effective May 1, 2025 – Exhibit 3.1 to Olin’s Form 8-K filed May 1, 2025*
4.1
Indenture, dated as of March 14, 2025, between Olin Corporation and U.S. Bank Trust Company, National Association, as trustee, governing the Senior Notes – Exhibit 4.1 to Olin’s Form 8-K filed March 14, 2025*

4.2	Form of 6.625% Senior Note due 2023 – Exhibit 4.2 to Olin’s Form 8-K filed March 14, 2025*
4.3
Thirteenth Amendment to Amended and Restated Credit and Funding Agreement, dated as of March 14, 2025, among Olin Corporation, the Lenders (as defined therein) and PNC Bank, National Association, as administrative agent – Exhibit 4.3 to Olin’s Form 8-K filed March 14, 2025*

10.1
Credit Agreement, dated as of March 14, 2025, among Olin Corporation, the Lenders and Issuing Banks (as defined therein) and Bank of America, N.A., as administrative agent – Exhibit 10.1 to Olin’s Form 8-K filed March 14, 2025*

10.2	Separation Agreement, dated January 20, 2025, by and between Olin Corporation and Damian Gumpel – Exhibit 10.1 to Olin’s Form 8-K filed January 21, 2025*†
31.1	Section 302 Certification Statement of Chief Executive Officer
31.2	Section 302 Certification Statement of Chief Financial Officer
32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded in the Exhibit 101 Interactive Data Files)
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

Date: July 29, 2025