Form 10-Q
period 2025-09-30
OLIN Corp
filed 2025-10-28
CIK 74303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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

As of September 30, 2025, 114,121,529 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets
($ in millions, except per share data)
(Unaudited)

	September 30, 2025	December 31, 2024	September 30, 2024
Assets
Current assets:
Cash and cash equivalents	$140.3	$175.6	$225.9
Receivables, net	1,000.2	1,007.8	863.2
Income taxes receivable	77.7	11.5	18.9
Inventories, net	966.9	823.5	827.7
Other current assets	79.7	61.4	66.0
Total current assets	2,264.8	2,079.8	2,001.7
Property, plant and equipment (less accumulated depreciation of $5,487.7, $5,189.2 and $5,120.4)	2,205.1	2,328.4	2,343.4
Operating lease assets, net	298.3	302.2	309.3
Deferred income taxes	53.0	53.4	90.4
Other assets	1,170.4	1,185.1	1,131.5
Intangible assets, net	183.4	206.6	218.3
Goodwill	1,425.9	1,423.6	1,423.7
Total assets	$7,600.9	$7,579.1	$7,518.3
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$19.2	$129.0	$123.9
Accounts payable	845.7	861.6	759.1
Income taxes payable	18.9	141.3	138.4
Current operating lease liabilities	60.6	64.8	65.4
Accrued liabilities	507.9	435.5	343.1
Total current liabilities	1,452.3	1,632.2	1,429.9
Long-term debt	2,974.2	2,713.2	2,765.6
Operating lease liabilities	250.2	243.2	250.0
Accrued pension liability	228.5	197.7	202.6
Deferred income taxes	369.8	430.5	445.9
Other liabilities	332.2	306.9	334.7
Total liabilities	5,607.2	5,523.7	5,428.7
Commitments and contingencies
Shareholders’ equity:
Common stock, $1.00 par value per share: authorized, 240.0 shares; issued and outstanding, 114.1 , 115.7 and 116.6 shares	114.1	115.7	116.6
Accumulated other comprehensive loss	(462.2)	(450.1)	(466.2)
Retained earnings	2,310.3	2,357.5	2,406.3
Olin Corporation’s shareholders’ equity	1,962.2	2,023.1	2,056.7
Noncontrolling interests	31.5	32.3	32.9
Total equity	1,993.7	2,055.4	2,089.6
Total liabilities and equity	$7,600.9	$7,579.1	$7,518.3
The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Operations
($ in millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales	$1,713.2	$1,589.5	$5,115.7	$4,868.8
Operating expenses:
Cost of goods sold	1,529.8	1,455.0	4,645.5	4,289.2
Selling and administrative	98.1	111.7	294.3	308.2
Restructuring charges	2.9	7.9	14.3	23.0
Other operating income	0.4	0.6	0.2	0.8
Operating income	82.8	15.5	161.8	249.2
Losses of non-consolidated affiliates	(1.0)	—	(2.4)	—
Interest expense	(46.8)	(48.4)	(142.1)	(139.6)
Interest income	1.6	1.0	4.0	2.7
Non-operating pension income	4.9	6.7	15.5	19.4
Income (loss) before taxes	41.5	(25.2)	36.8	131.7
Income tax (benefit) provision	(2.2)	—	(5.3)	36.8
Net income (loss)	43.7	(25.2)	42.1	94.9
Net income (loss) attributable to noncontrolling interests	0.9	(0.3)	(0.8)	(3.0)
Net income (loss) attributable to Olin Corporation	$42.8	$(24.9)	$42.9	$97.9

Net income (loss) attributable to Olin Corporation per common share:
Basic	$0.37	$(0.21)	$0.37	$0.83
Diluted	$0.37	$(0.21)	$0.37	$0.81
Weighted-average common shares outstanding:
Basic	114.4	116.9	114.9	118.4
Diluted	115.1	116.9	115.6	120.2
The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Comprehensive Income
($ in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$43.7	$(25.2)	$42.1	$94.9
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(9.6)	2.3	(13.0)	(2.5)
Cash flow hedges	(2.2)	4.7	(2.2)	29.2
Pension and postretirement benefits	1.0	0.8	3.1	3.4
Total other comprehensive (loss) income, net of tax	(10.8)	7.8	(12.1)	30.1
Comprehensive income (loss)	32.9	(17.4)	30.0	125.0
Comprehensive income (loss) attributable to noncontrolling interests	0.9	(0.3)	(0.8)	(3.0)
Comprehensive income (loss) attributable to Olin Corporation	$32.0	$(17.1)	$30.8	$128.0
The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
($ in millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Common Stock
Balance at beginning of period	$114.6	$117.5	$115.7	$120.2
Common stock repurchased and retired	(0.5)	(1.0)	(1.7)	(4.9)
Common stock issued for:
Stock options exercised	—	0.1	—	0.9
Other transactions	—	—	0.1	0.4
Balance at end of period	114.1	116.6	114.1	116.6
Additional Paid-In Capital
Balance at beginning of period	—	—	—	24.8
Common stock repurchased and retired	(5.9)	(6.3)	(17.4)	(47.5)
Common stock issued for:
Stock options exercised	0.2	0.8	2.1	21.7
Other transactions	—	0.2	4.4	(4.0)
Stock-based compensation	5.7	5.3	10.9	5.0
Balance at end of period	—	—	—	—
Accumulated Other Comprehensive Loss
Balance at beginning of period	(451.4)	(474.0)	(450.1)	(496.3)
Other comprehensive (loss) income, net of tax	(10.8)	7.8	(12.1)	30.1
Balance at end of period	(462.2)	(466.2)	(462.2)	(466.2)
Retained Earnings
Balance at beginning of period	2,294.0	2,492.6	2,357.5	2,583.7
Net income (loss) attributable to Olin Corporation	42.8	(24.9)	42.9	97.9
Common stock dividends paid	(22.8)	(23.3)	(68.8)	(70.9)
Common stock repurchased and retired	(3.7)	(38.1)	(21.3)	(204.4)
Balance at end of period	2,310.3	2,406.3	2,310.3	2,406.3
Olin Corporation’s Shareholders’ Equity	1,962.2	2,056.7	1,962.2	2,056.7

Noncontrolling Interests
Balance at beginning of period	30.6	33.2	32.3	35.9
Net income (loss) attributable to noncontrolling interest	0.9	(0.3)	(0.8)	(3.0)
Balance at end of period	31.5	32.9	31.5	32.9
Total Equity	$1,993.7	$2,089.6	$1,993.7	$2,089.6

Dividends declared per share of common stock	$0.20	$0.20	$0.60	$0.60
The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows
($ in millions)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net income	$42.1	$94.9
Adjustments to reconcile net income to net cash and cash equivalents provided by (used for) operating activities:
Depreciation and amortization	395.9	388.9
Losses of non-consolidated affiliates	2.4	—
Stock-based compensation	15.6	11.8
Deferred income taxes	(54.1)	(43.7)
Qualified pension plan contributions	(0.6)	(0.9)
Qualified pension plan income	(13.5)	(17.5)
Change in assets and liabilities:
Receivables	(33.1)	5.1
Income taxes receivable/payable	(196.0)	(21.5)
Inventories	(100.1)	32.8
Other current assets	(7.4)	2.1
Accounts payable and accrued liabilities	71.7	(77.2)
Other assets	6.6	(24.9)
Other noncurrent liabilities	25.2	6.2
Other operating activities	(1.7)	5.4
Net operating activities	153.0	361.5
Investing Activities
Capital expenditures	(163.5)	(144.1)
Business acquired in purchase transaction, net of cash acquired	(55.8)	—
Payments under other long-term supply contracts	—	(58.6)
Investments in non-consolidated affiliates	(1.6)	—
Other investing activities	(4.7)	(4.3)
Net investing activities	(225.6)	(207.0)
Financing Activities
Long-term debt:
Borrowings	2,485.0	587.4
Repayments	(2,329.2)	(370.7)
Common stock repurchased and retired	(40.4)	(256.8)
Stock options exercised	2.1	22.6
Employee taxes paid for share-based payment arrangements	—	(10.5)
Dividends paid	(68.8)	(70.9)
Debt issuance costs	(12.0)	—
Net financing activities	36.7	(98.9)
Effect of exchange rate changes on cash and cash equivalents	0.6	—
Net (decrease) increase in cash and cash equivalents	(35.3)	55.6
Cash and cash equivalents, beginning of year	175.6	170.3
Cash and cash equivalents, end of period	$140.3	$225.9

Cash paid for interest and income taxes:
Interest, net	$137.1	$156.5
Income taxes, net of refunds	168.3	95.6
Non-cash investing activities:
Decrease in capital expenditures included in accounts payable and accrued liabilities	29.3	20.5
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
NOTE 3. ACQUISITIONS
On April 18, 2025, Olin acquired AMMO, Inc.’s small caliber ammunition manufacturing assets for total consideration of $55.8 million, subject to normal post-closing adjustments. The acquisition, which includes AMMO Inc.’s brass shellcase capabilities and its 185,000 square foot production facility located in Manitowoc, WI, is included in Olin’s Winchester segment. The acquisition was financed with cash on hand. We recorded the preliminary aggregate excess purchase price over the fair value of identifiable tangible assets acquired and liabilities assumed, which included a preliminary allocation of $2.4 million of goodwill to our Winchester segment. The preliminary total assets acquired, excluding goodwill, and liabilities assumed amounted to $59.5 million and $6.1 million respectively. The acquisition is not material and therefore supplemental pro forma financial information is not provided.

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
Pretax restructuring charges related to these actions include facility exit costs, lease and other contract termination costs, employee severance and related benefits costs and the write-off of equipment and facilities. The following table summarizes the 2025 and 2024 restructuring activity by component and the remaining balances in accrued restructuring costs as of September 30, 2025 and 2024:

	Employee Severance and Related Benefit Costs	Lease and Other Contract Termination Costs	Facility Exit Costs	Total
Changes in Reserve	($ in millions)
Balance at January 1, 2024	$10.8	$16.7	$—	$27.5
Restructuring charges:
First quarter	—	—	8.3	8.3
Second quarter	—	1.7	5.1	6.8
Third quarter	—	2.9	5.0	7.9
Amounts utilized	(8.4)	(9.9)	(18.4)	(36.7)
Balance at September 30, 2024	$2.4	$11.4	$—	$13.8

Balance at January 1, 2025	$3.1	$5.2	$—	$8.3
Restructuring charges:
First quarter	1.6	0.2	2.2	4.0
Second quarter	3.8	—	3.6	7.4
Third quarter	0.6	—	2.3	2.9
Amounts utilized	(4.2)	(1.7)	(8.1)	(14.0)
Balance at September 30, 2025	$4.9	$3.7	$—	$8.6
The following table summarizes the cumulative restructuring charges for each segment related to the restructuring and optimization efforts summarized above, by component, through September 30, 2025:

	Chlor Alkali Products and Vinyls	Epoxy	Total
Cumulative Restructuring Charges	($ in millions)
Write-off of equipment and facility	$61.6	$18.3	$79.9
Employee severance and related benefit costs	2.1	21.6	23.7
Facility exit costs	58.8	37.6	96.4
Lease and other contract termination costs	6.4	34.3	40.7
Total cumulative restructuring charges	$128.9	$111.8	$240.7

As of September 30, 2025, we have incurred cumulative restructuring-related cash expenditures of $152.2 million and non-cash charges of $79.9 million related to our restructuring actions. The remaining accrued restructuring liability of $8.6 million is expected to be paid out through 2027. We expect to incur additional restructuring charges through 2030 of approximately $75.0 million related to these actions.
NOTE 5. EARNINGS PER SHARE
Basic and diluted net income (loss) attributable to Olin Corporation per share are computed by dividing net income (loss) attributable to Olin Corporation by the weighted-average number of common shares outstanding. Diluted net income (loss) attributable to Olin Corporation per share reflects the dilutive effect of stock-based compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Computation of Earnings per Share	(In millions, except per share data)
Net income (loss) attributable to Olin Corporation	$42.8	$(24.9)	$42.9	$97.9

Weighted-average common shares - basic	114.4	116.9	114.9	118.4
Dilutive effect of stock-based compensation	0.7	—	0.7	1.8
Weighted-average common shares - diluted	115.1	116.9	115.6	120.2

Earnings (loss) per common share attributable to Olin Corporation:
Basic	$0.37	$(0.21)	$0.37	$0.83
Diluted	$0.37	$(0.21)	$0.37	$0.81
The computation of dilutive shares does not include 3.8 million and 3.3 million shares for the three months ended September 30, 2025 and 2024, respectively, and 3.8 million and 1.9 million shares for the nine months ended September 30, 2025 and 2024, respectively, as their effect would have been anti-dilutive.
NOTE 6. ACCOUNTS RECEIVABLE
Our condensed balance sheets includes the following amounts within receivables, net:

	September 30, 2025	December 31, 2024	September 30, 2024
Accounts Receivable	($ in millions)
Allowance for doubtful accounts receivable	$12.3	$11.8	$12.2
Other receivables(1)	92.8	94.6	94.5
(1)    Other receivables primarily relates to indirect taxes in foreign jurisdictions.
NOTE 7. INVENTORIES
Inventories consisted of the following:

	September 30, 2025	December 31, 2024	September 30, 2024
Inventories	($ in millions)
Supplies	$155.5	$149.3	$147.6
Raw materials	200.9	185.2	189.0
Work in process	219.7	173.1	159.9
Finished goods	541.5	467.3	499.1
Inventories excluding LIFO reserve	1,117.6	974.9	995.6
LIFO reserve	(150.7)	(151.4)	(167.9)
Inventories, net	$966.9	$823.5	$827.7

Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at September 30, 2025, reflect certain estimates relating to inventory quantities and costs at December 31, 2025. The replacement cost of our inventories would have been approximately $150.7 million, $151.4 million and $167.9 million higher than reported at September 30, 2025, December 31, 2024 and September 30, 2024, respectively.
NOTE 8. OTHER ASSETS
Included in other assets were the following:

	September 30, 2025	December 31, 2024	September 30, 2024
Other Assets	($ in millions)
Supply contracts	$986.4	$1,047.3	$1,067.2
Pension assets	69.1	43.3	1.7
Investments in non-consolidated affiliates	21.8	23.0	—
Other	93.1	71.5	62.6
Other assets	$1,170.4	$1,185.1	$1,131.5
For the nine months ended September 30, 2024, payments of $58.6 million were made under other long-term supply contracts for energy modernization projects in the U.S. Gulf Coast.
Amortization expense of $20.9 million and $18.3 million for the three months ended September 30, 2025 and 2024, respectively, and amortization expense of $62.7 million and $54.9 million for the nine months ended September 30, 2025 and 2024, respectively, was recognized within cost of goods sold related to our long-term supply contracts and is reflected in depreciation and amortization on the condensed statements of cash flows.
Investments in Non-consolidated Affiliates
Olin Corporation and Plug Power, Inc. have a joint venture named Hidrogenii, LLC (Hidrogenii), a strategic partnership that aims to leverage the strengths of both companies to advance hydrogen production and utilization. The joint venture began with the construction of a 15-ton-per-day hydrogen liquefaction plant in St. Gabriel, LA, which commenced operations in the second quarter 2025. Hidrogenii is owned 50% by Plug Power LA JV, LLC, a wholly owned subsidiary of Plug Power, Inc., and 50% by Niloco Hydrogen Holdings LLC, a wholly owned subsidiary of Olin Corporation. The investments in, and the operating results of, 50%-or-less-owned entities not controlled by Olin are included in the condensed financial statements using the equity method basis of accounting and classified as non-consolidated affiliates.
The following table summarizes our investments in non-consolidated affiliates:

Nine Months Ended September 30, 2025
Investments in Non-consolidated Affiliates	($ in millions)
Balance at beginning of year	$23.0
Capital contributions	1.6
Losses of non-consolidated affiliates	(2.4)
Other(1)	0.4
Balance at end of period	$21.8
(1)Represents the impact of Olin’s portion of the investment tax credit of $22.0 million, which is the basis difference between our equity ownership of Hidrogenii and Olin’s investment, and will be recognized over the useful life of the underlying operational assets.

NOTE 9. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying value of goodwill were as follows:

	Chlor Alkali Products and Vinyls	Epoxy	Winchester	Total
Goodwill	($ in millions)
Balance at January 1, 2024(1)	$1,276.1	$145.2	$2.7	$1,424.0
Acquisition activity	—	—	(0.3)	(0.3)
Balance at September 30, 2024(1)	$1,276.1	$145.2	$2.4	$1,423.7

Balance at January 1, 2025(1)	$1,276.4	$144.8	$2.4	$1,423.6
Acquisition activity	—	—	2.4	2.4
Foreign currency translation adjustment	(0.1)	—	—	(0.1)
Balance at September 30, 2025(1)	$1,276.3	$144.8	$4.8	$1,425.9
(1)Includes cumulative goodwill impairment of $557.6 million and $142.2 million in Chlor Alkali Products and Vinyls and Epoxy, respectively.
Intangible assets consisted of the following:

	September 30, 2025			December 31, 2024			September 30, 2024
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Intangible Assets	($ in millions)
Customers, customer contracts and relationships	$677.2	$(502.3)	$174.9	$666.7	$(469.2)	$197.5	$672.9	$(464.3)	$208.6
Trade names	3.7	(1.1)	2.6	3.5	(0.6)	2.9	3.5	(0.5)	3.0
Acquired technology	96.6	(94.5)	2.1	93.7	(91.7)	2.0	94.7	(92.2)	2.5
Other	4.5	(0.7)	3.8	4.9	(0.7)	4.2	4.9	(0.7)	4.2
Total intangible assets	$782.0	$(598.6)	$183.4	$768.8	$(562.2)	$206.6	$776.0	$(557.7)	$218.3

NOTE 10. DEBT
Long-term loans, notes and other financing obligations, consisted of the following:

	September 30, 2025	December 31, 2024	September 30, 2024
Financing Obligations	($ in millions)
Fixed-rate Financing
9.50% senior notes, due 2025 (2025 Notes)	$—	$108.6	$108.6
5.125% senior notes, due 2027 (2027 Notes)	—	500.0	500.0
5.625% senior notes, due 2029	669.3	669.3	669.3
5.00% senior notes, due 2030	515.3	515.3	515.3
6.625% senior notes, due 2033 (2033 Notes)	600.0	—	—
Variable-rate Financing
Term Loan Facilities	641.9	332.5	334.7
Revolving Credit Facilities	30.0	170.0	350.0
Receivables Financing Agreements	470.0	475.0	339.8
Recovery zone bonds	83.0	83.0	83.0
Industrial development and environmental improvement obligations	2.9	2.9	2.9
Other
Deferred debt issuance costs	(19.0)	(14.3)	(14.0)
Unamortized bond original issue discount	—	(0.1)	(0.1)
Total debt	2,993.4	2,842.2	2,889.5
Amounts due within one year	19.2	129.0	123.9
Total long-term debt	$2,974.2	$2,713.2	$2,765.6
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
The 2025 Revolving Credit Facility replaced Olin’s then-existing $1,200.0 million revolving credit facility (2022 Revolving Credit Facility, and collectively with the new 2025 Revolving Credit Facility, the Revolving Credit Facilities). The 2025 Revolving Credit Facility includes a $100.0 million letter of credit subfacility. At September 30, 2025, we had $1,169.6 million available under our 2025 Revolving Credit Facility because we had $30.0 million borrowed under the facility and issued $0.4 million of letters of credit.
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

We were in compliance with all covenants and restrictions under all our outstanding debt agreements as of September 30, 2025, and no event of default had occurred under any of our outstanding debt agreements that would permit the acceleration of the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As a result of our restrictive covenant related to the net leverage ratio, the maximum additional borrowings available to us could be limited in the future. The limitation, if an amendment or waiver from our lenders is not obtained, could restrict our ability to borrow the maximum amounts available under the 2025 Senior Credit Facility and the 2024 Receivables Financing Agreement (defined below). As of September 30, 2025, there were no covenants or other restrictions that limited our ability to borrow.
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
Under the Receivables Financing Agreements, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the Receivables Financing Agreements incorporate the net leverage ratio covenant that is contained in the 2025 Senior Credit Facility. As of September 30, 2025, December 31, 2024 and September 30, 2024, we had $470.0 million, $475.0 million and $339.8 million, respectively, drawn under the Receivables Financing Agreements. As of September 30, 2025, $617.0 million of our trade receivables were pledged as collateral and we had $28.0 million of additional borrowing capacity under the 2024 Receivables Financing Agreement, which was limited by our borrowing base.
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
Financing Cash Flows
During the nine months ended September 30, 2025 and 2024, activity of our outstanding debt included:

	Nine Months Ended September 30,
	2025	2024
Long-term Debt Borrowings (Repayments)	($ in millions)
Borrowings
Term Loan Facilities	$650.0	$—
Revolving Credit Facilities	610.0	490.0
Receivables Financing Agreements	625.0	97.4
2033 Notes	600.0	—
Total borrowings	2,485.0	587.4
Repayments
Go zone bonds, due 2024	—	(50.0)
Recovery zone bonds, due 2024	—	(20.0)
Term Loan Facilities	(340.6)	(6.6)
Revolving Credit Facilities	(750.0)	(208.0)
Receivables Financing Agreements	(630.0)	(86.1)
2025 Notes	(108.6)	—
2027 Notes	(500.0)	—
Total repayments	(2,329.2)	(370.7)
Long-term debt borrowings, net	$155.8	$216.7

Other Financing
Interest expense for the nine months ended September 30, 2025 included $3.3 million for the write-off of unamortized deferred debt issuance costs and costs associated with our first quarter financing transactions, including the 2025 Senior Credit Facility, early redemption of the 2025 Notes and the 2027 Notes, and issuance of the 2033 Notes.
For the nine months ended September 30, 2025, we paid debt issuance costs of $12.0 million associated with the 2033 Notes and the 2025 Senior Credit Facility.
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

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$1.3	$1.4	$0.1	$—
Interest cost	24.9	25.5	0.4	0.2
Expected return on plans’ assets	(31.7)	(33.5)	—	—
Amortization of prior service cost	(0.2)	(0.2)	0.3	(0.2)
Recognized actuarial loss (gain)	1.4	1.6	—	(0.1)
Net periodic benefit (income) cost	$(4.3)	$(5.2)	$0.8	$(0.1)

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$3.5	$3.9	$0.4	$0.4
Interest cost	74.3	76.1	1.1	1.1
Expected return on plans’ assets	(95.1)	(101.2)	—	—
Amortization of prior service cost	(0.5)	(0.5)	0.1	(0.2)
Recognized actuarial loss	4.4	4.9	0.2	0.4
Net periodic benefit (income) cost	$(13.4)	$(16.8)	$1.8	$1.7
We made cash contributions to our international qualified defined benefit pension plans of $0.6 million and $0.9 million for the nine months ended September 30, 2025 and 2024, respectively.
NOTE 12. INCOME TAXES
The tax benefit for the three months ended September 30, 2025 was $2.2 million, resulting in a negative effective tax rate of 5.3%. The effective rate was lower than the 21.0% U.S. federal statutory rate, primarily due to U.S. federal tax credits and favorable permanent salt depletion deductions, partially offset by foreign income inclusions and a change in tax contingencies. The tax benefit for the three months ended September 30, 2024 was $0.0 million, resulting in an effective tax rate of 0.0%. The effective rate was lower than the 21.0% U.S. federal statutory rate, primarily due to state income tax, foreign income inclusions, a change in tax contingencies and remeasurement of deferred taxes due to an increase in our state effective tax rates, partially offset by favorable permanent salt depletion deductions and benefit from prior year tax positions.
The tax benefit for the nine months ended September 30, 2025 was $5.3 million, resulting in a negative effective tax rate of 14.4%. The effective rate was lower than the 21.0% U.S. federal statutory rate, primarily due to U.S. federal tax credits and favorable permanent salt depletion deductions, partially offset by foreign income inclusions and a change in tax contingencies. Tax expense for the nine months ended September 30, 2024 was $36.8 million, resulting in an effective tax rate of 27.9%. The effective rate was higher than the 21.0% U.S. federal statutory rate, primarily due to state income tax, foreign income inclusions, a change in tax contingencies and remeasurement of deferred taxes due to an increase in our state effective tax rates, partially offset by favorable permanent salt depletion deductions, a benefit from prior year tax positions, U.S. federal tax credits purchased at a discount and a benefit associated with stock-based compensation.
We account for non-refundable tax credits in accordance with ASC 740, Income Taxes, recognizing a decrease to our income tax expense. Refundable tax credits are accounted for outside the scope of ASC 740, and treated by analogy to government grants, using International Accounting Standards (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance, recognizing such grants when the Company has reasonable assurance that it will comply with the grant’s conditions and that the grant will be received.
In August 2022, the Inflation Reduction Act (IRA) was enacted and provides various beneficial credits for energy efficient related manufacturing, transportation and fuels, hydrogen/carbon recapture and renewable energy. In the second quarter of 2025, Olin realized $22.0 million of investment tax credits related to the IRA via its Hidrogenii joint venture interest and recorded a tax benefit of $2.6 million. In the third quarter of 2025, Olin determined that it qualified for the clean hydrogen production tax credit under Section 45V as part of the IRA. As a result, Olin recorded a $32.0 million reduction to cost of goods sold primarily related to Section 45V. The Company expects to continue to qualify for Section 45V through 2032.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the U.S. This act introduces significant changes to tax law and other areas affecting company operations, including items such as extensions of Tax Cuts and Jobs Act provisions, changes to business interest deductions, modifications to depreciation deductions and impacts on energy tax credits. Due to a decrease in taxable income from changes to depreciation methods, business interest deductions and research and development, Olin recorded a $2.5 million tax expense in the third quarter of 2025 associated with the valuation allowance on foreign tax credits which are no longer expected to be utilized before their expiration date.
As of September 30, 2025, we had $31.8 million of gross unrecognized tax benefits, which would have impacted the effective tax rate, if recognized. The amounts of unrecognized tax benefits were as follows:

	Nine Months Ended September 30,
	2025	2024
Unrecognized Tax Benefits	($ in millions)
Balance at beginning of year	$21.1	$50.3
Increases for prior year tax positions	11.7	5.6
Decreases for prior year tax positions	(0.5)	(0.4)
Increases for current year tax positions	0.9	1.2
Decreases due to tax settlements	(1.4)	(1.0)
Foreign currency translation adjustments	—	0.2
Balance at end of period	$31.8	$55.9
As of September 30, 2025, we believe it is reasonably possible that our total amount of unrecognized tax benefits will decrease by approximately $9.7 million over the next twelve months. The anticipated reduction primarily relates to expected settlements with tax authorities and the expiration of federal, state and foreign statutes of limitation.
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
Our contributions to the defined contribution plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Employee Retirement Savings Plan	($ in millions)
Company Contribution	$9.7	$8.0	$29.8	$27.4
Company Match	4.2	3.2	12.7	10.5
Total contributions	$13.9	$11.2	$42.5	$37.9
NOTE 14. STOCK-BASED COMPENSATION
Stock-based compensation granted includes stock options, performance share awards, restricted stock awards and deferred directors’ compensation. Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock Compensation Expense	($ in millions)
Stock-based compensation	$6.3	$6.3	$20.8	$17.3
Mark-to-market adjustments	2.3	0.3	(3.4)	(2.9)
Total expense	$8.6	$6.6	$17.4	$14.4
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
Restricted Stock Units
During the nine months ended September 30, 2025 and 2024, Olin granted restricted stock units of 529,283 and 220,500, respectively, at a weighted average grant date fair value per share of $26.15 and $56.94, respectively. The fair value of each restricted stock unit was estimated on the date of grant using the current stock price. The awards typically vest ratably, on an annual basis, over three years, but not less than one year.
Stock Options
During the nine months ended September 30, 2025, Olin granted no stock options. During the nine months ended September 30, 2024, Olin granted 606,157 of stock options at a weighted-average grant date fair value per option of $24.79 and a weighted-average exercise price of $53.43. The fair value of each stock option granted, which typically vests ratably over three years, but not less than one year, was estimated on the date of grant, using the Black-Scholes option-pricing model.
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
For the nine months ended September 30, 2025 and 2024, 1.7 million and 4.9 million shares, respectively, of common stock were repurchased and retired at a total value of $40.4 million and $256.8 million, respectively. As of September 30, 2025, a cumulative total of 26.8 million shares of common stock have been repurchased and retired at a total value of $1,341.1 million under the 2022 Repurchase Authorization program, and $658.9 million of common stock remained authorized to be repurchased under the 2022 Repurchase Authorization program. As of September 30, 2025, there have been no repurchases under the 2024 Repurchase Authorization program and $1.3 billion remained available.
We issued less than 0.1 million and 0.9 million shares representing stock options exercised for the nine months ended September 30, 2025 and 2024, respectively, with a total value of $2.1 million and $22.6 million, respectively.

The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation	Cash Flow Hedges	Pension and Postretirement Benefits	Total
Accumulated Other Comprehensive Loss	($ in millions)
Balance at January 1, 2024	$(39.7)	$(18.4)	$(438.2)	$(496.3)
Unrealized (losses) gains
First quarter	(2.3)	(3.0)	—	(5.3)
Second quarter	(2.5)	17.1	—	14.6
Third quarter	2.3	(1.0)	—	1.3
Reclassification adjustments of losses into income
First quarter	—	13.3	1.6	14.9
Second quarter	—	5.3	1.9	7.2
Third quarter	—	7.2	1.1	8.3
Tax provision
First quarter	—	(2.6)	(0.4)	(3.0)
Second quarter	—	(5.6)	(0.5)	(6.1)
Third quarter	—	(1.5)	(0.3)	(1.8)
Net change	(2.5)	29.2	3.4	30.1
Balance at September 30, 2024	$(42.2)	$10.8	$(434.8)	$(466.2)

Balance at January 1, 2025	$(45.9)	$7.8	$(412.0)	$(450.1)
Unrealized (losses) gains
First quarter	(1.2)	34.4	—	$33.2
Second quarter	(2.2)	(13.5)	—	(15.7)
Third quarter	(9.6)	(11.3)	—	(20.9)
Reclassification adjustments of (gains) losses into income
First quarter	—	(8.1)	1.2	(6.9)
Second quarter	—	(12.8)	1.5	(11.3)
Third quarter	—	8.5	1.5	10.0
Tax (provision) benefit
First quarter	—	(6.5)	(0.3)	(6.8)
Second quarter	—	6.5	(0.3)	6.2
Third quarter	—	0.6	(0.5)	0.1
Net change	(13.0)	(2.2)	3.1	(12.1)
Balance at September 30, 2025	$(58.9)	$5.6	$(408.9)	$(462.2)
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

	Three Months Ended September 30, 2025
	Chlor Alkali Products and Vinyls	Epoxy	Winchester	Corp/Other	Totals
Segment Detail	($ in millions)
Sales	$924.0	$349.6	$439.6	$—	$1,713.2
Cost of goods sold	758.0	367.4	398.5	5.9	1,529.8
Gross margin	166.0	(17.8)	41.1	(5.9)	183.4
Other segment items	(38.4)	(14.4)	(21.8)	(24.5)	(99.1)
Restructuring charges	—	—	—	(2.9)	(2.9)
Other operating income	—	—	—	0.4	0.4
Interest expense	—	—	—	(46.8)	(46.8)
Interest income	—	—	—	1.6	1.6
Non-operating pension income	—	—	—	4.9	4.9
Income (loss) before taxes	$127.6	$(32.2)	$19.3	$(73.2)	$41.5
Other Items
Depreciation and amortization expense	$109.0	$13.2	$7.8	$3.8	$133.8
Capital spending	56.2	3.3	10.3	1.3	71.1
Assets	5,203.8	923.8	924.5	548.8	7,600.9
Segment Sales by Geography
United States	$624.7	$139.5	$371.9	$—	$1,136.1
Europe	48.4	88.1	22.8	—	159.3
Other foreign	250.9	122.0	44.9	—	417.8
Total sales	$924.0	$349.6	$439.6	$—	$1,713.2

	Nine Months Ended September 30, 2025
	Chlor Alkali Products and Vinyls	Epoxy	Winchester	Corp/Other	Totals
Segment Detail	($ in millions)
Sales	$2,828.0	$1,012.5	$1,275.2	$—	$5,115.7
Cost of goods sold	2,431.8	1,052.5	1,143.7	17.5	4,645.5
Gross margin	396.2	(40.0)	131.5	(17.5)	470.2
Other segment items	(125.4)	(44.3)	(64.4)	(62.6)	(296.7)
Restructuring charges	—	—	—	(14.3)	(14.3)
Other operating income	—	—	—	0.2	0.2
Interest expense	—	—	—	(142.1)	(142.1)
Interest income	—	—	—	4.0	4.0
Non-operating pension income	—	—	—	15.5	15.5
Income (loss) before taxes	$270.8	$(84.3)	$67.1	$(216.8)	$36.8
Other Items
Depreciation and amortization expense	$322.5	$39.1	$25.2	$9.1	$395.9
Capital spending	108.0	16.1	33.1	6.3	163.5
Assets	5,203.8	923.8	924.5	548.8	7,600.9
Segment Sales by Geography
United States	$1,935.8	$424.4	$1,115.0	$—	$3,475.2
Europe	123.6	283.3	55.8	—	462.7
Other foreign	768.6	304.8	104.4	—	1,177.8
Total sales	$2,828.0	$1,012.5	$1,275.2	$—	$5,115.7

	Three Months Ended September 30, 2024
	Chlor Alkali Products and Vinyls	Epoxy	Winchester	Corp/Other	Totals
Segment Detail	($ in millions)
Sales	$871.6	$285.1	$432.8	$—	$1,589.5
Cost of goods sold	778.7	313.2	356.8	6.3	1,455.0
Gross margin	92.9	(28.1)	76.0	(6.3)	134.5
Other segment items	(47.6)	(14.7)	(22.6)	(26.8)	(111.7)
Restructuring charges	—	—	—	(7.9)	(7.9)
Other operating income	—	—	—	0.6	0.6
Interest expense	—	—	—	(48.4)	(48.4)
Interest income	—	—	—	1.0	1.0
Non-operating pension income	—	—	—	6.7	6.7
Income (loss) before taxes	$45.3	$(42.8)	$53.4	$(81.1)	$(25.2)
Other Items
Depreciation and amortization expense	$106.5	$13.7	$8.5	$1.5	$130.2
Capital spending	31.2	4.6	8.8	0.1	44.7
Assets	5,307.7	924.5	797.5	488.6	7,518.3
Segment Sales by Geography
United States	$616.9	$136.2	$376.9	$—	$1,130.0
Europe	48.5	75.1	22.2	—	145.8
Other foreign	206.2	73.8	33.7	—	313.7
Total sales	$871.6	$285.1	$432.8	$—	$1,589.5

	Nine Months Ended September 30, 2024
	Chlor Alkali Products and Vinyls	Epoxy	Winchester	Corp/Other	Totals
Segment Detail	($ in millions)
Sales	$2,676.5	$944.1	$1,248.2	$—	$4,868.8
Cost of goods sold	2,323.2	959.9	985.9	20.2	4,289.2
Gross margin	353.3	(15.8)	262.3	(20.2)	579.6
Other segment items	(132.1)	(41.8)	(66.4)	(67.9)	(308.2)
Restructuring charges	—	—	—	(23.0)	(23.0)
Other operating income	—	—	—	0.8	0.8
Interest expense	—	—	—	(139.6)	(139.6)
Interest income	—	—	—	2.7	2.7
Non-operating pension income	—	—	—	19.4	19.4
Income (loss) before taxes	$221.2	$(57.6)	$195.9	$(227.8)	$131.7
Other Items
Depreciation and amortization expense	$319.1	$40.6	$24.7	$4.5	$388.9
Capital spending	109.0	15.0	23.9	0.5	148.4
Assets	5,307.7	924.5	797.5	488.6	7,518.3
Segment Sales by Geography
United States	$1,924.0	$474.3	$1,110.1	$—	$3,508.4
Europe	129.3	239.3	69.7	—	438.3
Other foreign	623.2	230.5	68.4	—	922.1
Total sales	$2,676.5	$944.1	$1,248.2	$—	$4,868.8

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment Sales by Product Line	($ in millions)
Chlor Alkali Products and Vinyls
Caustic soda	$410.2	$352.1	$1,232.1	$1,084.6
Chlorine, chlorine-derivatives and other products	513.8	519.5	1,595.9	1,591.9
Total Chlor Alkali Products and Vinyls	924.0	871.6	2,828.0	2,676.5
Epoxy
Aromatics and allylics	128.5	105.8	400.3	389.0
Epoxy resins	221.1	179.3	612.2	555.1
Total Epoxy	349.6	285.1	1,012.5	944.1
Winchester
Commercial	166.0	191.6	491.6	656.4
Military and law enforcement(1)	273.6	241.2	783.6	591.8
Total Winchester	439.6	432.8	1,275.2	1,248.2
Total sales	$1,713.2	$1,589.5	$5,115.7	$4,868.8
(1)    For the three months ended September 30, 2025 and 2024, revenue recognized over time represented $90.4 million and $63.0 million, respectively, and for the nine months ended September 30, 2025 and 2024, revenue recognized over time represented $243.3 million and $120.6 million, respectively, associated with governmental contracts within our Winchester business.
NOTE 17. ENVIRONMENTAL
We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites. The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $154.7 million, $156.5 million and $154.2 million at September 30, 2025,

December 31, 2024 and September 30, 2024, respectively, of which $124.7 million, $126.5 million and $122.2 million, respectively, were classified as other noncurrent liabilities.
Environmental provisions charged to income, which are included in costs of goods sold, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Environmental Expense	($ in millions)
Provisions charged to income	$5.5	$7.2	$15.3	$19.4
Insurance recoveries(1)	(1.0)	—	(1.0)	—
Environmental expense	$4.5	$7.2	$14.3	$19.4
(1) Insurance recoveries for costs incurred and expensed in prior periods.
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
NOTE 18. COMMITMENTS AND CONTINGENCIES
We, and our subsidiaries, are defendants in various legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities. As of September 30, 2025, December 31, 2024 and September 30, 2024, our condensed balance sheets included accrued liabilities for these other legal actions of $18.7 million, $19.7 million and $14.1 million, respectively. These liabilities do not include costs associated with legal representation. Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations.
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

	September 30, 2025	December 31, 2024	September 30, 2024
Notional Value - Foreign Currency	($ in millions)
Buy	$—	$—	$—
Sell	141.0	133.7	148.8
Cash Flow Hedges
For derivative instruments that are designated and qualify as a cash flow hedge, the change in fair value of the derivative is recognized as a component of other comprehensive income (loss) until the hedged item is recognized in earnings.
We had the following notional amounts of outstanding commodity contracts that were entered into to hedge forecasted purchases:

	September 30, 2025	December 31, 2024	September 30, 2024
Notional Value - Commodity	($ in millions)
Natural gas	$66.1	$57.4	$64.3
Ethane	37.4	22.6	24.3
Metals	130.7	124.5	118.6
Total notional	$234.2	$204.5	$207.2
As of September 30, 2025, the counterparties to these commodity contracts were Wells Fargo Bank, N.A., Citibank, N.A., JPMorgan Chase Bank, National Association, Toronto Dominion Bank and Bank of America Corporation, all of which are major financial institutions.
We use cash flow hedges for certain raw material and energy costs such as copper, zinc, ethane, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in our manufacturing process. At September 30, 2025, we had open derivative contract positions through 2028. If all open futures contracts had been settled on September 30, 2025, we would have recognized a pretax gain of $7.4 million.
If commodity prices were to remain at September 30, 2025 levels, approximately $3.7 million of deferred gains, net of tax, would be reclassified into earnings during the next twelve months. The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.
Fair Value Hedges
We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps. There were no outstanding interest rate swaps at September 30, 2025, December 31, 2024 and September 30, 2024.
Financial Statement Impacts
We present our derivative assets and liabilities in our condensed balance sheets on a net basis whenever we have a legally enforceable master netting agreement with the counterparty to our derivative contracts. We use these agreements to manage and substantially reduce our potential counterparty credit risk.

The following table summarizes the location and fair value of the derivative instruments on our condensed balance sheets:

		September 30, 2025	December 31, 2024	September 30, 2024
	Balance Sheet Location	($ in millions)
Current Assets
Commodity contracts	Other current assets	$8.7	$11.9	$16.0
Foreign currency contracts	Other current assets	0.1	2.6	—
Noncurrent Assets
Commodity contracts	Other assets	2.6	2.0	4.7
Total derivative assets(1)		$11.4	$16.5	$20.7

Current Liabilities
Commodity contracts	Accrued liabilities	$3.9	$3.3	$6.4
Foreign currency contracts	Accrued liabilities	1.1	—	3.4
Noncurrent Liabilities
Commodity contracts	Other liabilities	—	0.4	—
Total derivative liabilities(1)		$5.0	$3.7	$9.8
(1)     Does not include the impact of cash collateral received from or provided to counterparties, if any.

The following table summarizes the effects of derivative instruments on our condensed statements of operations:

		Amount of Gain (Loss) for the
		Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
	Location of Gain (Loss)	($ in millions)
Cash Flow Hedges
Commodity contracts	Other comprehensive income (loss)	$(11.3)	$(1.0)	$9.6	$13.1
Commodity contracts	Cost of goods sold	(8.5)	(7.2)	12.4	(25.8)
Not Designated as Hedging Instruments
Foreign exchange contracts	Selling and administrative	(3.5)	(6.1)	(17.8)	3.4
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
Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceeds a specific threshold. If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability. As of September 30, 2025, December 31, 2024 and September 30, 2024, this threshold was not exceeded. In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.
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
Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments. Since our long-term debt instruments may not be actively traded, the inputs used to measure the fair value of our long-term debt are based on current market rates for debt of similar risk and maturities and is classified as Level 2 in the fair value measurement hierarchy. As of September 30, 2025, December 31, 2024 and September 30, 2024, the fair value measurements of debt were $3,012.4 million, $2,779.0 million and $2,887.5 million, respectively.
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by ASC 820. There were no assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2025, December 31, 2024 or September 30, 2024.
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
EXECUTIVE SUMMARY
Overview
Net income (loss) for the three and nine months ended September 30, 2025 was $42.8 million and $42.9 million, respectively, compared to $(24.9) million and $97.9 million, for the same prior year periods. The three and nine months ended September 30, 2024, included $109.4 million of additional costs, unabsorbed fixed manufacturing costs, and reduced profit from lost sales associated with Hurricane Beryl in the prior year. The remaining decrease in net income for the three and nine months ended September 30, 2025 was primarily due to lower operating results across all of our business segments. Diluted net income (loss) per share was $0.37 for both the three and nine months ended September 30, 2025, compared to $(0.21) and $0.81 in the prior year periods, respectively.
In the third quarter of 2025, Olin determined that it qualified for the clean hydrogen production tax credit under Section 45V as part of the Inflation Reduction Act of 2022. We received notice of our provisional carbon dioxide emissions rate from the United States Department of Energy, which was a major milestone for recognition. The 45V tax credit is available for qualified clean hydrogen produced and sold during the 10-year period beginning on the date the qualified clean hydrogen production facility was originally placed in service. Since the 45V tax credit is refundable, we account for the 45V tax credit under a government grant model. As a result, during the third quarter of 2025 Olin recorded a $32.0 million reduction to cost of goods sold primarily related to the sale and use of hydrogen produced at certain of our chlor alkali plants. We expect an annual pretax benefit of $15 million to $20 million for years 2026 through 2028, with lower amounts through 2032.
Chlor Alkali Products and Vinyls reported segment income was $127.6 million and $270.8 million for the three and nine months ended September 30, 2025, respectively. Chlor Alkali Products and Vinyls segment income included the $32.0 million pretax benefit primarily related to the 45V tax credit. The third quarter 2024 segment income included a $76.7 million penalty associated with Hurricane Beryl. The remaining decrease in segment income from the comparable prior year periods was primarily due to lower EDC pricing, partially offset by higher caustic soda pricing and higher volumes.
Epoxy reported a segment loss of $32.2 million and $84.3 million for the three and nine months ended September 30, 2025, respectively. The third quarter 2024 segment loss included a $32.7 million penalty associated with Hurricane Beryl. The remaining decrease in Epoxy segment results as compared to the prior year periods was primarily due to higher operating costs, including unabsorbed fixed manufacturing costs incurred from planned inventory reductions, partially offset by improved volumes. Global epoxy demand remains weak, and our U.S. and European Epoxy businesses remains significantly challenged by subsidized Asian competition. Our anti-dumping initiatives have provided limited benefits to date.
Winchester reported segment income of $19.3 million and $67.1 million for the three and nine months ended September 30, 2025, respectively. Winchester segment results were lower than the comparable prior year periods due to decreased commercial ammunition sales volumes and pricing, along with higher raw material and operating costs, including commodity metal and propellant costs, partially offset by higher domestic and international military sales and military project revenue.
Liquidity and Share Repurchases
During the nine months ended September 30, 2025, we repurchased and retired 1.7 million shares of common stock at a total value of $40.4 million. As of September 30, 2025, we had $1,958.9 million of remaining authorization to repurchase shares of our common stock under our 2022 Repurchase Authorization and 2024 Repurchase Authorization (both defined below) programs.
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
During the nine months ended September 30, 2025, we had net borrowings of $155.8 million. Proceeds from the 2033 Notes, together with borrowings under the 2025 Senior Credit Facility, were used to redeem the $108.6 million 9.50% senior notes due 2025 (2025 Notes), redeem the $500.0 million 5.125% senior notes due 2027 (2027 Notes), refinance the then-existing $1,550.0 million senior credit facility (2022 Senior Credit Facility) comprised of $505.0 million of borrowings under the prior revolving credit facility and $332.5 million of borrowings under the prior term loan facility, and pay related fees and expenses.
International Trade
The ultimate impact of tariffs and trade flows remains highly uncertain. While we are continuing to monitor the situation, as of the date of this filing, the direct impact from current tariffs has not been significant to our chemicals businesses. Our chemicals businesses generally source and sell where we produce. An exception to this would be potential retaliatory tariffs on caustic soda and EDC exports, which could alter the economics rapidly within the respective countries. Additionally, although Winchester procures the majority of metals domestically, we will still realize tariff driven price inflation for the domestic supply of copper, steel and tungsten products. Winchester will also realize secondary effects from suppliers consuming tariff impacted metals in their end products.
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
On September 18, 2025, we announced a mutual decision with Mitsui & Co., Ltd. to end our joint venture, Blue Water Alliance, by the end of 2025. This decision was made to evolve our EDC participation by emphasizing longer-term structural opportunities that enhance value and optionality.
CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($ in millions, except per share data)
Sales	$1,713.2	$1,589.5	$5,115.7	$4,868.8
Cost of goods sold	1,529.8	1,455.0	4,645.5	4,289.2
Gross margin	183.4	134.5	470.2	579.6
Selling and administrative	98.1	111.7	294.3	308.2
Restructuring charges	2.9	7.9	14.3	23.0
Other operating income	0.4	0.6	0.2	0.8
Operating income	82.8	15.5	161.8	249.2
Losses of non-consolidated affiliates	(1.0)	—	(2.4)	—
Interest expense	(46.8)	(48.4)	(142.1)	(139.6)
Interest income	1.6	1.0	4.0	2.7
Non-operating pension income	4.9	6.7	15.5	19.4
Income (loss) before taxes	41.5	(25.2)	36.8	131.7
Income tax (benefit) provision	(2.2)	—	(5.3)	36.8
Net income (loss)	43.7	$(25.2)	42.1	94.9
Net income (loss) attributable to noncontrolling interests	0.9	(0.3)	(0.8)	(3.0)
Net income (loss) attributable to Olin Corporation	$42.8	$(24.9)	$42.9	$97.9
Net income (loss) attributable to Olin Corporation per common share:
Basic	$0.37	$(0.21)	$0.37	$0.83
Diluted	$0.37	$(0.21)	$0.37	$0.81

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Sales for the three months ended September 30, 2025 were $1,713.2 million compared to $1,589.5 million in the same period last year, an increase of $123.7 million, or 8%. Chlor Alkali Products and Vinyls sales increased by $52.4 million primarily due to higher volumes, partially offset by lower pricing. Epoxy sales increased by $64.5 million, primarily due to higher volumes, including the impact of Hurricane Beryl in 2024, partially offset by lower pricing. Winchester sales increased by $6.8 million, primarily due to increased sales to military customers and military project revenue, partially offset by lower commercial ammunition sales.
Gross margin increased $48.9 million for the three months ended September 30, 2025 compared to the prior year period. Chlor Alkali Products and Vinyls gross margin increased $73.1 million and Epoxy gross margin increased $10.3 million, both primarily due to the impact of Hurricane Beryl in 2024. Winchester gross margin decreased by $34.9 million primarily due to lower commercial sales volumes and pricing. Gross margin as a percentage of sales increased to 11% during the three months ended September 30, 2025 from 8% during the three months ended September 30, 2024.
Selling and administration expenses for the three months ended September 30, 2025 were $98.1 million, a decrease of $13.6 million from the prior year period. The decrease was primarily due to a favorable foreign currency impact of $7.0 million, lower legal and legal-related settlement expense of $6.3 million and lower consulting and contract services of $5.2 million, partially offset by higher variable incentive compensation costs of $4.8 million, which includes mark-to-market adjustments on stock-based compensation expense. Selling and administration expenses as a percentage of sales was 6% and 7% for the three months ended September 30, 2025 and 2024, respectively.
Restructuring charges for the three months ended September 30, 2025 and 2024 were $2.9 million and $7.9 million, respectively. Restructuring charges include facility exit costs, lease and other contract termination costs, and employee severance and related benefits costs
Losses of non-consolidated affiliates relate to Olin’s equity share of the Hidrogenii, LLC joint venture.
Non-operating pension income includes all components of pension and other postretirement net periodic benefit (income) cost, other than service costs. Non-operating pension income was lower for the three months ended September 30, 2025, compared to the prior year period, primarily due to a lower assumption for the long-term rate of return on plan assets.
The tax benefit for the three months ended September 30, 2025 was $2.2 million, resulting in a negative effective tax rate of 5.3%. The effective rate was lower than the 21.0% U.S. federal statutory rate, primarily due to U.S. federal tax credits and favorable permanent salt depletion deductions, partially offset by foreign income inclusions and a change in tax contingencies. The tax benefit for the three months ended September 30, 2024 was $0.0 million, resulting in an effective tax rate of 0.0%. The effective rate was lower than the 21.0% U.S. federal statutory rate, primarily due to state income tax, foreign income inclusions, a change in tax contingencies and remeasurement of deferred taxes due to an increase in our state effective tax rates, partially offset by favorable permanent salt depletion deductions and benefit from prior year tax positions.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Sales for the nine months ended September 30, 2025 were $5,115.7 million compared to $4,868.8 million in the same period last year, an increase of $246.9 million, or 5%. Chlor Alkali Products and Vinyls sales increased by $151.5 million primarily due to higher volumes, partially offset by lower pricing. Epoxy sales increased by $68.4 million, primarily due to higher volumes, including the impact of Hurricane Beryl in 2024, partially offset by lower pricing. Winchester sales increased by $27.0 million, primarily due to increased sales to military customers and military project revenue, partially offset by lower commercial ammunition sales.
Gross margin decreased $109.4 million for the nine months ended September 30, 2025 compared to the prior year period. Winchester gross margin decreased by $130.8 million primarily due to lower commercial sales volumes and pricing, and higher raw material and operating costs, including commodity metal and propellant costs. Epoxy gross margin decreased by $24.2 million primarily due to higher operating costs, including unabsorbed fixed manufacturing costs incurred from planned inventory reductions and planned maintenance turnaround expenses, partially offset by the impact of Hurricane Beryl in 2024. Chlor Alkali Products and Vinyls gross margin increased by $42.9 million primarily due to the impact of Hurricane Beryl in 2024, higher volumes and a benefit primarily related to the 45V tax credit, partially offset by lower pricing and higher raw material and operating costs. Gross margin as a percentage of sales decreased to 9% during the nine months ended September 30, 2025 from 12% during the nine months ended September 30, 2024.
Selling and administration expenses for the nine months ended September 30, 2025 were $294.3 million, a decrease of $13.9 million from the prior year period. The decrease was primarily due to a favorable foreign currency impact of $16.7 million and lower consulting and contract services of $6.8 million, partially offset by higher variable incentive compensation costs of $9.3 million, which includes mark-to-market adjustments on stock-based compensation expense. Selling and administration expenses as a percentage of sales was 6% for both the nine months ended September 30, 2025 and 2024.
Restructuring charges for the nine months ended September 30, 2025 and 2024 were $14.3 million and $23.0 million, respectively. Restructuring charges include facility exit costs, lease and other contract termination costs, and employee severance and related benefits costs.
Losses of non-consolidated affiliates relate to Olin’s equity share of the Hidrogenii, LLC joint venture.
Interest expense for the nine months ended September 30, 2025 increased $2.5 million from the prior year period, primarily due to the write-off of unamortized deferred debt issuance costs and costs associated with our first quarter financing transactions, including the 2025 Senior Credit Facility, early redemption of the 2025 Notes and the 2027 Notes, and issuance of the 2033 Notes.
Non-operating pension income includes all components of pension and other postretirement net periodic benefit (income) cost, other than service costs. Non-operating pension income was lower for the nine months ended September 30, 2025, compared to the prior year period, primarily due to a lower assumption for the long-term rate of return on plan assets.
The tax benefit for the nine months ended September 30, 2025 was $5.3 million, resulting in a negative effective tax rate of 14.4%. The effective rate was lower than the 21.0% U.S. federal statutory rate, primarily due to U.S. federal tax credits and favorable permanent salt depletion deductions, partially offset by foreign income inclusions and a change in tax contingencies. Tax expense for the nine months ended September 30, 2024 was $36.8 million, resulting in an effective tax rate of 27.9%. The effective rate was higher than the 21.0% U.S. federal statutory rate, primarily due to state income tax, foreign income inclusions, a change in tax contingencies and remeasurement of deferred taxes due to an increase in our state effective tax rates, partially offset by favorable permanent salt depletion deductions, a benefit from prior year tax positions, U.S. federal tax credits purchased at a discount and a benefit associated with stock-based compensation.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment Detail	($ in millions)
Sales
Chlor Alkali Products and Vinyls	$924.0	$871.6	$2,828.0	$2,676.5
Epoxy	349.6	285.1	1,012.5	944.1
Winchester	439.6	432.8	1,275.2	1,248.2
Total sales	$1,713.2	$1,589.5	$5,115.7	$4,868.8
Income (loss) before taxes
Chlor Alkali Products and Vinyls	$127.6	$45.3	$270.8	$221.2
Epoxy	(32.2)	(42.8)	(84.3)	(57.6)
Winchester	19.3	53.4	67.1	195.9
Corporate/other:
Environmental expense	(4.5)	(7.2)	(14.3)	(19.4)
Other corporate and unallocated costs	(25.9)	(25.9)	(65.8)	(68.7)
Restructuring charges	(2.9)	(7.9)	(14.3)	(23.0)
Other operating income	0.4	0.6	0.2	0.8
Interest expense	(46.8)	(48.4)	(142.1)	(139.6)
Interest income	1.6	1.0	4.0	2.7
Non-operating pension income	4.9	6.7	15.5	19.4
Income (loss) before taxes	$41.5	$(25.2)	$36.8	$131.7

Chlor Alkali Products and Vinyls
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Chlor Alkali Products and Vinyls sales for the three months ended September 30, 2025 were $924.0 million compared to $871.6 million for the same period in 2024, an increase of $52.4 million, or 6%. The sales increase was primarily due to higher volumes, partially offset by lower pricing.
Chlor Alkali Products and Vinyls segment income was $127.6 million for the three months ended September 30, 2025 compared to $45.3 million for the same period in 2024, an increase of $82.3 million. The increase in segment results was due to the negative impact of Hurricane Beryl in 2024 resulting in additional costs to restore operations, unabsorbed fixed manufacturing costs, and reduced profit from lost sales ($76.7 million), a benefit primarily related to the 45V tax credit ($32.0 million), higher volumes ($22.5 million) and lower costs associated with products purchased from other parties ($14.5 million). This increase was partially offset by lower pricing ($43.3 million), primarily EDC, partially offset by higher caustic soda, and higher raw material and operating costs ($20.1 million). Chlor Alkali Products and Vinyls segment results included depreciation and amortization expense of $109.0 million and $106.5 million for the three months ended September 30, 2025 and 2024, respectively.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Chlor Alkali Products and Vinyls sales for the nine months ended September 30, 2025 were $2,828.0 million compared to $2,676.5 million for the same period in 2024, an increase of $151.5 million, or 6%. The sales increase was primarily due to higher volumes, partially offset by lower pricing.
Chlor Alkali Products and Vinyls segment income was $270.8 million for the nine months ended September 30, 2025 compared to $221.2 million for the same period in 2024. The increase in segment results of $49.6 million was due to the negative impact of Hurricane Beryl in 2024 resulting in additional costs to restore operations, unabsorbed fixed manufacturing costs, and reduced profit from lost sales ($76.7 million), higher volumes ($66.0 million), lower costs associated with products purchased from other parties ($39.8 million) and a benefit primarily related to the 45V tax credit ($32.0 million). This increase was partially offset by lower pricing ($97.5 million), primarily EDC, partially offset by higher caustic soda, and higher raw material and operating costs ($67.4 million), including planned maintenance turnaround expenses. Chlor Alkali Products and Vinyls segment results included depreciation and amortization expense of $322.5 million and $319.1 million for the nine months ended September 30, 2025 and 2024, respectively.
Epoxy
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Epoxy sales for the three months ended September 30, 2025 were $349.6 million compared to $285.1 million for the same period in 2024, an increase of $64.5 million, or 23%. The sales increase was due to higher volumes ($83.1 million), including the impact of Hurricane Beryl in 2024, and a favorable effect of foreign currency translation ($6.2 million), partially offset by lower product pricing ($24.8 million).
Epoxy segment loss was $32.2 million for the three months ended September 30, 2025 compared to segment loss of $42.8 million for the same period in 2024. The increase in segment results of $10.6 million was due to the negative impact of Hurricane Beryl in 2024 resulting in additional costs to restore operations, unabsorbed fixed manufacturing costs, and reduced profit from lost sales ($32.7 million), lower raw material costs ($26.5 million), primarily benzene and propylene, and increased volumes ($6.9 million), partially offset by higher operating costs ($30.7 million), including unabsorbed fixed manufacturing costs incurred from planned inventory reductions, and lower product pricing ($24.8 million). A significant percentage of our Euro denominated sales are from products manufactured within Europe. As a result, the impact of foreign currency translation on revenue is primarily offset by the impact of foreign currency translation on raw materials and manufacturing costs also denominated in Euros. Epoxy segment results included depreciation and amortization expense of $13.2 million and $13.7 million for the three months ended September 30, 2025 and 2024, respectively.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Epoxy sales for the nine months ended September 30, 2025 were $1,012.5 million compared to $944.1 million for the same period in 2024, an increase of $68.4 million, or 7%. The sales increase was due to higher volumes ($107.7 million), including the impact of Hurricane Beryl in 2024, and a favorable effect of foreign currency translation ($3.9 million), partially offset by lower product pricing ($43.2 million).
Epoxy segment loss was $84.3 million for the nine months ended September 30, 2025 compared to segment loss of $57.6 million for the same period in 2024. The decrease in segment results of $26.7 million was due to higher operating costs ($72.5 million), including unabsorbed fixed manufacturing costs incurred from planned inventory reductions and planned maintenance turnaround expenses, and lower product pricing ($43.2 million), partially offset by lower raw material costs ($49.8 million), primarily benzene and propylene, the negative impact of Hurricane Beryl in 2024 resulting in additional costs to restore operations, unabsorbed fixed manufacturing costs, and reduced profit from lost sales ($32.7 million) and increased volumes ($6.5 million). A significant percentage of our Euro denominated sales are from products manufactured within Europe. As a result, the impact of foreign currency translation on revenue is primarily offset by the impact of foreign currency translation on raw materials and manufacturing costs also denominated in Euros. Epoxy segment results included depreciation and amortization expense of $39.1 million and $40.6 million for the nine months ended September 30, 2025 and 2024, respectively.
Winchester
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Winchester sales were $439.6 million for the three months ended September 30, 2025 compared to $432.8 million for the same period in 2024, an increase of $6.8 million, or 2%. The sales increase was due to higher sales to military customers and military project revenue ($34.5 million), partially offset by lower sales to commercial customers ($25.6 million) and law enforcement agencies ($2.1 million).
Winchester segment income was $19.3 million for the three months ended September 30, 2025 compared to $53.4 million for the same period in 2024, a decrease of $34.1 million. The decrease in segment results was due to lower product pricing ($13.5 million), higher raw material and operating costs ($13.1 million), including commodity metal and propellant costs, and an unfavorable sales mix ($7.5 million). Winchester segment income included depreciation and amortization expense of $7.8 million and $8.5 million for the three months ended September 30, 2025 and 2024, respectively.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Winchester sales were $1,275.2 million for the nine months ended September 30, 2025 compared to $1,248.2 million for the same period in 2024, an increase of $27.0 million, or 2%. The sales increase was due to higher sales to military customers and military project revenue ($200.3 million), partially offset by lower sales to commercial customers ($164.8 million) and law enforcement agencies ($8.5 million).
Winchester segment income was $67.1 million for the nine months ended September 30, 2025 compared to $195.9 million for the same period in 2024, a decrease of $128.8 million. The decrease in segment results was due to an unfavorable sales mix ($51.1 million), higher raw material and operating costs ($43.0 million), including commodity metal and propellant costs, and lower product pricing ($34.7 million). Winchester segment income included depreciation and amortization expense of $25.2 million and $24.7 million for the nine months ended September 30, 2025 and 2024, respectively.
Corporate/Other
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
For the three months ended September 30, 2025, charges to income for environmental investigatory and remedial activities were $4.5 million compared to $7.2 million for the three months ended September 30, 2024. These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites. For the three months ended September 30, 2025, environmental expense included $1.0 million of insurance recoveries for environmental costs incurred and expensed in prior periods.
For the three months ended September 30, 2025 and 2024, other corporate and unallocated costs were $25.9 million. Higher variable incentive compensation costs ($5.0 million), which includes mark-to-market adjustments on stock-based compensation expense, and higher depreciation and amortization expense ($2.3 million), were offset primarily by a favorable foreign currency impact ($7.0 million).
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
For the nine months ended September 30, 2025, charges to income for environmental investigatory and remedial activities were $14.3 million compared to $19.4 million for the nine months ended September 30, 2024. These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites. For the nine months ended September 30, 2025, environmental expense included $1.0 million of insurance recoveries for environmental costs incurred and expensed in prior periods.
For the nine months ended September 30, 2025, other corporate and unallocated costs were $65.8 million compared to $68.7 million for the nine months ended September 30, 2024, a decrease of $2.9 million. The decrease was primarily due to a favorable foreign currency impact ($16.7 million), partially offset by higher variable incentive compensation costs ($9.4 million), which includes mark-to-market adjustments on stock-based compensation expense, and higher depreciation and amortization expense ($4.6 million).
Restructurings
Pretax restructuring charges related to our restructuring and optimization efforts include facility exit costs, lease and other contract termination costs, employee severance and related benefits costs and the write-off of equipment and facilities. Pretax restructuring charges for the three and nine months ended September 30, 2025 and 2024, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restructuring Charges	($ in millions, except per share data)
Restructuring charges	$2.9	$7.9	$14.3	$23.0
Further discussion on our restructuring optimization efforts is referenced under Item 1, within Note 4, “Restructuring Charges.”
OUTLOOK
The fourth quarter market environment, typically the weakest seasonal quarter for our businesses, is anticipated to be more difficult than usual, as continued global uncertainty and related cautious customer buying patterns will further challenge demand. As a result, we expect our Chemicals businesses’ fourth quarter 2025 results to decline from the third quarter 2025. We expect our Winchester business fourth quarter results to decline from third quarter 2025 levels as a result of seasonally weaker commercial ammunition demand and inventory destocking by our retail customers. Overall, we expect Olin’s fourth quarter 2025 operating results to be lower than our third quarter 2025 levels.
Other corporate and unallocated costs in 2025 are expected to be comparable with the $90.1 million in 2024.
During 2025, we anticipate environmental expenses in the $25 million to $30 million range, compared to $30.2 million in 2024.
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
In 2025, we currently expect our capital spending to be in the $200 million to $220 million range and we expect to make a payment under other long-term supply contracts of $31 million. We expect 2025 depreciation and amortization expense to be approximately $525 million.
We currently believe 2025 income tax will be a benefit of $25 million to $35 million. We expect cash taxes paid to be approximately $175 million, primarily for earnings in foreign jurisdictions, including the previously deferred international tax payments that have been made in 2025.
ENVIRONMENTAL MATTERS
Environmental provisions charged to income, which are included in costs of goods sold, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Environmental Expense	($ in millions)
Provisions charged to income	$5.5	$7.2	$15.3	$19.4
Insurance recoveries(1)	(1.0)	—	(1.0)	—
Environmental expense	$4.5	$7.2	$14.3	$19.4
(1) Insurance recoveries for costs incurred and expensed in prior periods.

The following table summarizes the environmental liability activity:

	Nine Months Ended September 30,
	2025	2024
Environmental Liabilities	($ in millions)
Balance at beginning of year	$156.5	$153.6
Charges to income	15.3	19.4
Remedial and investigatory spending	(17.1)	(18.8)
Balance at end of period	$154.7	$154.2
Environmental investigatory and remediation activities spending was associated with former waste disposal sites and past manufacturing operations. Spending in 2025 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be approximately $30 million. Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we expect to incur to protect our interests against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $11.3 million at September 30, 2025. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and operation, maintenance and monitoring (OM&M) expenses that, in our experience, we expect to incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M. Charges to income for investigatory and remedial efforts may be material to our operating results in 2025.
The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites amounting to $154.7 million, $156.5 million and $154.2 million at September 30, 2025, December 31, 2024 and September 30, 2024, respectively, of which $124.7 million, $126.5 million and $122.2 million, respectively, were classified as other noncurrent liabilities. These amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Data

	Nine Months Ended September 30,
	2025	2024
Cash Provided by (Used for)	($ in millions)
Net operating activities	$153.0	$361.5
Capital expenditures	(163.5)	(144.1)
Business acquired in purchase transaction, net of cash acquired	(55.8)	—
Payments under other long-term supply contracts	—	(58.6)
Net investing activities	(225.6)	(207.0)
Long-term debt borrowings, net	155.8	216.7
Common stock repurchased and retired	(40.4)	(256.8)
Stock options exercised	2.1	22.6
Dividends paid	(68.8)	(70.9)
Net financing activities	36.7	(98.9)
Operating Activities
For the nine months ended September 30, 2025, cash provided by operating activities decreased by $208.5 million from the nine months ended September 30, 2024, primarily due to a larger increase in working capital compared with the prior year period and lower operating results. For the nine months ended September 30, 2025, working capital increased $264.9 million compared to an increase of $58.7 million for the nine months ended September 30, 2024. Receivables increased $33.1 million, primarily due to higher sales during the third quarter 2025 compared to the fourth quarter 2024. Inventories increased by $100.1 million and accounts payable and accrued liabilities increased $71.7 million from December 31, 2024. Income taxes payable, net of income taxes receivable, decreased by $196.0 million from December 31, 2024, primarily due to timing of international tax payments and Inflation Reduction Act tax credits recognized in the third quarter 2025.
Investing Activities
Capital spending was $163.5 million for the nine months ended September 30, 2025, compared to $144.1 million for the comparable period in 2024. For the full year 2025, we expect our capital spending to be in the $200 million to $220 million range. Our capital spending forecast represents normal capital spending to maintain our current operating facilities. We expect 2025 depreciation and amortization expense to be in the $525 million range.
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

Financing Activities
During the nine months ended September 30, 2025 and 2024, activity of our outstanding debt included:

	Nine Months Ended September 30,
	2025	2024
Long-term Debt Borrowings (Repayments)	($ in millions)
Borrowings
Term Loan Facilities	$650.0	$—
Revolving Credit Facilities	610.0	490.0
Receivables Financing Agreements	625.0	97.4
2033 Notes	600.0	—
Total borrowings	2,485.0	587.4
Repayments
Go zone bonds, due 2024	—	(50.0)
Recovery zone bonds, due 2024	—	(20.0)
Term Loan Facilities	(340.6)	(6.6)
Revolving Credit Facilities	(750.0)	(208.0)
Receivables Financing Agreements	(630.0)	(86.1)
2025 Notes	(108.6)	—
2027 Notes	(500.0)	—
Total repayments	(2,329.2)	(370.7)
Long-term debt borrowings, net	$155.8	$216.7
For the nine months ended September 30, 2025, we paid debt issuance costs of $12.0 million associated with the 2033 Notes and the 2025 Senior Credit Facility.
For the nine months ended September 30, 2025 and 2024, 1.7 million and 4.9 million shares, respectively, of common stock were repurchased and retired at a total value of $40.4 million and $256.8 million, respectively.
We issued less than 0.1 million and 0.9 million shares representing stock options exercised for the nine months ended September 30, 2025 and 2024, respectively, with a total value of $2.1 million and $22.6 million, respectively. For the nine months ended September 30, 2024, we withheld and paid $10.5 million for employee taxes on share-based payment arrangements.
The percentage of total debt to total capitalization increased to 60.0% as of September 30, 2025 from 58.0% as of December 31, 2024, primarily as a result of a higher level of debt outstanding.
In each of the first three quarters of 2025 and 2024, we paid a quarterly dividend of $0.20 per share. Dividends paid for the nine months ended September 30, 2025 and 2024, were $68.8 million and $70.9 million, respectively.
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
The 2025 Revolving Credit Facility replaced Olin’s then-existing $1,200.0 million revolving credit facility (2022 Revolving Credit Facility, and collectively with the new 2025 Revolving Credit Facility, the Revolving Credit Facilities). The 2025 Revolving Credit Facility includes a $100.0 million letter of credit subfacility. At September 30, 2025, we had $1,169.6 million available under our 2025 Revolving Credit Facility because we had $30.0 million borrowed under the facility and issued $0.4 million of letters of credit.
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
We were in compliance with all covenants and restrictions under all our outstanding debt agreements as of September 30, 2025, and no event of default had occurred under any of our outstanding debt agreements that would permit the acceleration of the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As a result of our restrictive covenant related to the net leverage ratio, the maximum additional borrowings available to us could be limited in the future. The limitation, if an amendment or waiver from our lenders is not obtained, could restrict our ability to borrow the maximum amounts available under the 2025 Senior Credit Facility and the 2024 Receivables Financing Agreement (defined below). As of September 30, 2025, there were no covenants or other restrictions that limited our ability to borrow.
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
Under the Receivables Financing Agreements, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the Receivables Financing Agreements incorporate the net leverage ratio covenant that is contained in the 2025 Senior Credit Facility. As of September 30, 2025, December 31, 2024 and September 30, 2024, we had $470.0 million, $475.0 million and $339.8 million, respectively, drawn under the Receivables Financing Agreements. As of September 30, 2025, $617.0 million of our trade receivables were pledged as collateral and we had $28.0 million of additional borrowing capacity under the 2024 Receivables Financing Agreement, which was limited by our borrowing base.
At September 30, 2025, we had total letters of credit of $161.4 million outstanding, of which $0.4 million were issued under our 2025 Revolving Credit Facility. The letters of credit were used to support certain long-term debt obligations, workers compensation insurance policies, plant closure and post-closure obligations, international payment obligations and international pension funding requirements.
Our current debt structure is used to fund our business operations. As of September 30, 2025, we had long-term borrowings, including the current installment, of $2,993.4 million, of which $1,227.8 million were at variable rates. Included within long-term borrowings on the condensed balance sheets were deferred debt issuance costs of $19.0 million as of September 30, 2025.
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
For the nine months ended September 30, 2025, 1.7 million shares of common stock were repurchased and retired at a total value of $40.4 million. As of September 30, 2025, a cumulative total of 26.8 million shares of common stock have been repurchased and retired at a total value of $1,341.1 million under the 2022 Repurchase Authorization program, and $1,958.9 million of common stock remained authorized to be repurchased under the 2022 Repurchase Authorization and 2024 Repurchase Authorization programs.
We have registered the sale of an undetermined number of securities with the SEC, so that, from time-to-time, we may issue, offer and sell debt securities, preferred stock, common stock and/or warrants to purchase any such securities pursuant to a registration statement.
Credit Ratings
We receive ratings from three independent credit rating agencies: Fitch Ratings (Fitch), Moody's Investor Service (Moody's) and Standard & Poor's (S&P). The following table summarizes our credit ratings as of September 30, 2025:

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
Energy costs, including electricity and natural gas, and certain raw materials used in our production processes are subject to price volatility. Depending on market conditions, we may enter into futures contracts, forward contracts, commodity swaps and put and call option contracts in order to reduce the impact of commodity price fluctuations. As of September 30, 2025, we maintained open positions on commodity contracts with a notional value totaling $234.2 million ($204.5 million at December 31, 2024, and $207.2 million at September 30, 2024). Assuming a hypothetical 10% increase in commodity prices which are currently hedged, as of September 30, 2025, we would experience a $23.4 million ($20.5 million at December 31, 2024 and $20.7 million at September 30, 2024) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.
We transact business in various foreign currencies other than the USD which exposes us to movements in exchange rates which may impact revenue and expenses, assets and liabilities and cash flows. Our significant foreign currency exposure is denominated with European currencies, primarily the Euro, although exposures also exist in other currencies of Asia Pacific, Latin America, Middle East and Africa. For all derivative positions, we evaluated the effects of a 10% shift in exchange rates between those currencies and the USD, holding all other assumptions constant. Unfavorable currency movements of 10%

would negatively affect the fair values of the derivatives held to hedge currency exposures by $14.1 million. These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.
We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Our current debt structure is used to fund business operations, and commitments from banks under our 2025 Revolving Credit Facility and our 2024 Receivables Financing Agreement are additional sources of liquidity. As of September 30, 2025, December 31, 2024 and September 30, 2024, we had long-term borrowings, including current installments, of $2,993.4 million, $2,842.2 million and $2,889.5 million, respectively, of which $1,227.8 million, $1,063.4 million and $1,110.4 million at September 30, 2025, December 31, 2024 and September 30, 2024, respectively, were issued at variable rates. Included within long-term borrowings on the condensed balance sheets were deferred debt issuance costs and unamortized bond original issue discount.
Assuming no changes in the $1,227.8 million of variable-rate debt levels from September 30, 2025, we estimate that a hypothetical change of 100-basis points in the secured overnight financing rate (SOFR) would impact annual interest expense by $12.3 million.
If the actual changes in commodities, foreign currency, or interest pricing is substantially different than expected, the net impact of commodity risk, foreign currency risk, or interest rate risk on our cash flow may be materially different than that disclosed above.
We do not enter into any derivative financial instruments for speculative purposes.
ITEM 4. CONTROLS AND PROCEDURES
Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•various risks associated with our Lake City U.S. Army Ammunition Plant contract and performance under other governmental contracts; and
•failure to effectively manage environmental, social and governance issues and related regulations, including climate change and sustainability.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)    Not Applicable.
(b)    Not Applicable.
(c)    Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2025	100,000	$18.93	100,000
August 1-31, 2025	433,735	$18.69	433,735
September 1-30, 2025	—	$—	—
Total				$1,958,907,308	(1)
(1)On December 11, 2024, our Board of Directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $1.3 billion (the 2024 Repurchase Authorization). This program will terminate upon the purchase of $1.3 billion of common stock. On July 28, 2022, our Board of Directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $2.0 billion (2022 Repurchase Authorization). This program will terminate upon the purchase of $2.0 billion of common stock. Through September 30, 2025, 26.8 million shares of common stock had been repurchased and retired at a total value of $1,341.1 million under the 2022 Repurchase Authorization program, and $1,958.9 million of common stock remained available for purchase under the 2022 Repurchase Authorization and 2024 Repurchase Authorization programs.
(2)Average price paid per share includes transaction costs including commissions and fees paid to acquire the shares and excludes costs accrued associated with 1% excise tax on the fair market value of stock repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
(a)    Not Applicable.
(b)    Not Applicable.
(c)    During the three months ended September 30, 2025, no director or officer of Olin adopted, terminated or modified a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit	Exhibit Description
3.1	Bylaws of Olin Corporation, as amended effective August 13, 2025 – Exhibit 3.1 to Olin’s Form 8-K filed August 13, 2025*
31.1	Section 302 Certification Statement of Chief Executive Officer
31.2	Section 302 Certification Statement of Chief Financial Officer
32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded in the Exhibit 101 Interactive Data Files)
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

Date: October 28, 2025