Form 10-K
period 2025-12-31
OLIN Corp
filed 2026-02-20
CIK 74303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2025, the aggregate market value of registrant’s common stock, $1.00 par value per share, held by non-affiliates of registrant was approximately $2,296,919,833 based on the closing sale price as reported on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter.
As of January 31, 2026, 113,636,799 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following document are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Olin’s Annual Meeting of Shareholders to be held in 2026	Part III

PART I

Item 1.  BUSINESS
GENERAL
Olin Corporation (Olin, the Company, we or our) is a Virginia corporation, incorporated in 1892, having its principal executive offices in Clayton, MO. We are a leading vertically integrated global manufacturer and distributor of chemical products and a leading U.S. manufacturer of ammunition. Our operations are concentrated in three business segments: Chlor Alkali Products and Vinyls, Epoxy and Winchester. All of our business segments are capital-intensive manufacturing businesses. The Chlor Alkali Products and Vinyls segment manufactures and sells chlorine and caustic soda, ethylene dichloride (EDC) and vinyl chloride monomer (VCM), methyl chloride, methylene chloride, chloroform, carbon tetrachloride, perchloroethylene, hydrochloric acid, hydrogen, bleach products and potassium hydroxide, which represented 54% of 2025 sales. The Epoxy segment produces and sells a full range of epoxy materials and precursors, including aromatics (acetone and phenol), allyl chloride, epichlorohydrin, liquid epoxy resins, solid epoxy resins and formulated solutions products such as converted epoxy resins and additives, which represented 20% of 2025 sales. The Winchester segment produces and sells sporting ammunition, reloading components, small caliber military ammunition and components, industrial cartridges and clay targets, along with contracted U.S. military project revenue, which represented 26% of 2025 sales. See our discussion of our segment disclosures contained in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Chlorine is used as a raw material in the production of thousands of products, including vinyls, urethanes, epoxy, water treatment chemicals and a variety of other organic and inorganic chemicals. A significant portion of chlorine production is consumed in the manufacturing of vinyls intermediates, EDC and VCM, both of which our Chlor Alkali Products and Vinyls segment produces. A large portion of our EDC production is utilized in the production of VCM, but we are also one of the largest global participants in merchant EDC sales. In addition to marketing Olin produced EDC, we also purchase EDC for re-sale on a global basis. EDC and VCM are precursors for polyvinyl chloride (PVC), a material used in applications such as vinyl siding, pipe, pipe fittings and automotive parts.
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
Blue Water Alliance (BWA), our joint venture with Mitsui & Co., Ltd. (Mitsui), began operations during 2023. BWA is an independent global trader of ECU-based derivatives, focused on globally traded caustic soda and EDC. Olin holds 51% interest and exercises control in BWA, and the joint venture is consolidated in our financial statements with Mitsui’s 49% interest in BWA classified as noncontrolling interest. All intercompany accounts and transactions are eliminated in consolidation. On September 18, 2025, we announced a mutual decision with Mitsui to end our joint venture, BWA, by the end of 2025. This decision was made to evolve our EDC participation by emphasizing longer-term structural opportunities that enhance value and optionality. On November 11, 2025, Olin announced a commercial arrangement with Braskem, one of the largest petrochemical companies in the Americas and the leading producer of PVC in South America, for Olin to supply EDC to Braskem, aligning with Braskem's transformation of its chlor alkali and vinyl assets in Brazil.
Olin Corporation and Plug Power, Inc. launched a joint venture named Hidrogenii, LLC in 2024. This strategic partnership aims to leverage the strengths of both companies to advance hydrogen production and utilization. The joint venture began with the construction of a 15-ton-per-day hydrogen liquefaction plant in St. Gabriel, LA which commenced operations in the second quarter 2025. Hidrogenii is owned 50% by Plug Power LA JV, LLC, a wholly owned subsidiary of Plug Power, Inc. and 50% by Niloco Hydrogen Holdings LLC, a wholly owned subsidiary of Olin Corporation, which is accounted for using the equity method.
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
The following table lists the principal products and services of our Chlor Alkali Products and Vinyls segment:

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
Strategies
Maximize Returns to the ECU. Leverage our diverse and flexible chlor alkali derivatives portfolio via our value-first operating model to continually preserve and enhance value from the entire ECU.
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
The Epoxy segment serves a diverse array of applications, many of which are focused on improving sustainability and lowering greenhouse gas emissions, including wind energy, electrical laminates, consumer goods and composites, as well as numerous applications in civil engineering and protective coatings. The Epoxy segment has important relationships with established customers, some of which span decades. The segment sells primarily in North America and Western Europe. The segment products are delivered primarily by marine vessel, deep-water and coastal barge, railcar and truck.

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
The following table lists the principal products and services of our Epoxy segment:

Products & Services	Major End Uses	Plants & Facilities	Major Raw Materials & Components for Products/Services
Allylics (allyl chloride, epichlorohydrin and glycerin) & aromatics (acetone and phenol)	Manufacturers of polymers, resins and other plastic materials and water purification	Freeport, TX Stade, Germany	Cumene, caustic soda, chlorine, propylene
Resins: liquid epoxy resin/solid epoxy resin	Adhesives, marine and protective coatings, composites and flooring	Freeport, TX Guaruja, Brazil* Stade, Germany	Bisphenol, caustic soda, epichlorohydrin
Formulated solutions platforms: converted epoxy resins and additives	Electrical laminates, paint and coatings, wind blades, electronics and construction	Baltringen, Germany Freeport, TX Guaruja, Brazil Pisticci, Italy Rheinmunster, Germany Roberta, GA Stade, Germany Zhangjiagang, China	Liquid epoxy resins, solid epoxy resins
*    In December 2025, the Company made the decision to close our liquid epoxy resin manufacturing facility in Guarujá, Brazil. The closure is expected to occur during the first quarter 2026.
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

Winchester
Products and Services
In 2026, Winchester is in its 160th year of operation and its 96th year as part of Olin. Winchester is a premier developer and manufacturer of small caliber ammunition for sale to domestic and international retailers (commercial customers), law enforcement agencies and domestic and international militaries. We believe we are a leading U.S. producer of ammunition for recreational shooters, hunters, the U.S. Armed Forces and law enforcement agencies. Winchester also manufactures industrial products that have various applications in the construction industry and clay targets for recreational and competitive shooters.
On April 18, 2025, Olin acquired AMMO, Inc.’s small caliber ammunition manufacturing assets for total consideration of $55.8 million. The acquisition, which includes AMMO Inc.’s brass shellcase capabilities and its 185,000 square foot production facility located in Manitowoc, WI, is included in Olin’s Winchester segment.
On October 1, 2023, Olin acquired the assets of White Flyer Targets, LLC (White Flyer) from Reagent Diversified Holdings, Inc. (Reagent) for $63.5 million. White Flyer is North America’s preeminent leader in recreational trap, skeet, and sporting clay targets. White Flyer was combined with the Winchester Ammunition business.
On October 1, 2020, Winchester assumed full management and operational control of the Lake City Army Ammunition Plant (Lake City) in Independence, MO. The contract is for the production of small caliber military ammunition, including 5.56mm, 7.62mm, and .50 caliber rounds, as well as certain cartridges and casings. The contract also allows for the production of certain ammunition for commercial customers. The contract has an initial term of seven years and has been extended by the U.S. Army for three additional years. Our contracts with the U.S. military are subject to standard termination rights which generally include, without limitation, a right for the U.S. Government to terminate the contract for convenience.
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
Winchester was awarded the following long-term contracts to support the U.S. military, its allies, and law enforcement:
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
•In 2024, after completing a contract to design a 6.8mm Next Generation Squad Weapon (NGSW) ammunition manufacturing facility, the U.S. Army awarded Winchester the contract to construct the facility at Lake City, and in 2025, awarded Winchester the initial contract to purchase, install and test all equipment for the newly constructed facility. In 2024, U.S. Special Operations Command awarded Winchester and three other awardees contracts for numerous types of ammunition, and Canada’s Royal Canadian Mounted Police awarded Winchester a three-year contract for 9mm duty ammunition.
•In 2025, Winchester signed a four-year contract from Canadian Border Services and Canadian Corrections for 9mm duty ammunition. In 2025, Winchester also signed a multi-year contract with GTDS Europe B.V. to support the Netherlands with 5.56mm and 7.62mm ammunition and signed a multi-year agreement with FN, the defense division of FN Browning Group, to support the Belgium Ministry of Defense with 5.56mm & 7.62mm ammunition.
Winchester’s new ammunition products continue to receive awards from major industry publications and organizations, with recent awards including American Rifleman magazine’s Golden Bullseye Award as “Ammunition Product of the Year” in 2025 and American Hunter magazine’s Golden Bullseye award as “Ammunition Product of the Year” in 2025. The National Wild Turkey Federation chose Winchester to receive its 2024 Corporate Achievement Award in recognition of Winchester’s support of wild turkey conservation and the preservation of hunting heritage.

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
The following table lists the principal products and services of our Winchester segment:

Products & Services	Major End Uses	Plants & Facilities	Major Raw Materials & Components for Products/Services
Winchester® sporting ammunition (shotshells, small caliber centerfire & rimfire ammunition)	Hunters, competitive and recreational shooters, law enforcement agencies	East Alton, IL Independence, MO* Oxford, MS Manitowoc, WI	Brass, lead, steel, plastic, propellant and explosives
Small caliber military ammunition	Infantry and mounted weapons	East Alton, IL Independence, MO* Oxford, MS Manitowoc, WI	Brass, lead, propellant, explosives
Contracted project services	U.S. Army	Independence, MO*	Engineering and construction contracted services
Industrial products (8-gauge loads & powder-actuated tool loads)	Maintenance applications in power & concrete industries, powder-actuated tools in construction industry	East Alton, IL Oxford, MS	Brass, lead, plastic, propellant, explosives
White Flyer clay targets	Competitive and recreational shooters	Webb City, MO Dalton, GA Knox, IN San Bernardino, CA Coal Township, PA	Limestone, pitch, sulfur, calcium stearate
*    Government-owned, contractor-operated (GOCO) facility
Strategies
Maximize Existing Strengths. Winchester will increase our value by strengthening our leadership position in small caliber ammunition through all of the customer segments that we serve. With one of the world’s largest small caliber ammunition manufacturing footprints, we will leverage employee engagement, engineering, and process excellence across our production sites while capitalizing on Olin’s deep chemical expertise to expand our defense participation through synergies between ammunition and chemicals. We will drive further global brand awareness as ‘The American Legend’ — a longstanding highly-valued brand built on integrity, hard work, and customer loyalty.
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
INTERNATIONAL OPERATIONS
Olin has an international presence, including the geographic regions of Europe, Asia Pacific and Latin America. Approximately 32% of Olin’s 2025 sales were generated outside of the U.S., including 31% of our Chlor Alkali Products and Vinyls 2025 segment sales, 59% of our Epoxy 2025 segment sales and 13% of our Winchester 2025 segment sales. See Note 19, “Segment Information,” of the notes to consolidated financial statements contained within Item 8—“Financial Statements and Supplementary Data,” for geographic segment data. We are incorporating our segment information from that Note into this section of our Form 10-K.
CUSTOMERS AND DISTRIBUTION
Products we sell to industrial or commercial users or distributors for use in the production of other products constitute a major part of our total sales. We sell some of our products, such as epoxy resins, caustic soda and sporting ammunition, to a large number of users or distributors, while we sell other products, such as chlorine and chlorinated organics, in substantial quantities to a relatively small number of industrial users. During 2025, no single customer accounted for more than 10% of sales.
We market most of our products and services primarily through our sales force and sell directly to various industrial customers, mass merchants, retailers, wholesalers, gun clubs, other distributors and the U.S. Government and its prime contractors.
Sales to all U.S. government agencies and sales under U.S. government contracting activities in total accounted for approximately 13% of sales in 2025. Because we engage in some government contracting activities and make sales to the U.S. government, we are subject to extensive and complex U.S. government procurement laws and regulations. These laws and regulations provide for ongoing government audits and reviews of contract procurement, performance and administration. Failure to comply, even inadvertently, with these laws and regulations and with laws governing the export of munitions and other controlled products and commodities could subject us or one or more of our businesses to civil and criminal penalties, and under certain circumstances, suspension and debarment from future government contracts and the exporting of products for a specified period of time.
BACKLOG
The total amount of estimated backlog was approximately $1,331 million and $1,426 million as of January 31, 2026 and 2025, respectively. The backlog orders are associated with contractual orders in our Winchester business. Backlogs in our other businesses are not significant. Backlog is comprised of all open customer orders which have been received, but not yet shipped. The backlog was estimated based on expected volume to be shipped from firm contractual orders, which are subject to customary terms and conditions, including cancellation and modification provisions. Approximately 81% of the contracted backlog as of January 31, 2026, is expected to be fulfilled during 2026, with the remainder expected to be fulfilled during 2027.
COMPETITION
We are in active competition with businesses producing or distributing the same or similar products, as well as, in some instances, with businesses producing or distributing different products designed for the same uses.
Chlor alkali manufacturers in North America, with approximately 16 million tons of chlorine and 17 million tons of caustic soda capacity, account for approximately 14% of worldwide chlor alkali production capacity. In 2025, we have the largest chlor alkali capacity in North America and globally. While the technologies to manufacture and transport chlorine and caustic soda are widely available, the production facilities require large capital investments and are subject to significant regulatory and permitting requirements. There is a global market for caustic soda, which attracts imports and allows exports depending on market conditions. This industry includes large, diversified producers in North America and abroad, including multiple producers located in Europe, China and India. Other large chlor alkali producers in North America include OxyChem, a former subsidiary of The Occidental Petroleum Corporation, which sold OxyChem to Berkshire Hathaway in January 2026, Westlake Chemical Corporation (Westlake), Formosa USA, and Shintech Incorporated (Shintech), a subsidiary of Shin-Etsu Chemical Co., Ltd.
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
HUMAN CAPITAL
Overview
At Olin, our engaged workforce is the foundation of our success. Olin employees drive the actions necessary for our Company to successfully execute our business strategies and effectively deliver for our shareholders. Each year, our employees set goals that seek to align with the Company’s strategic priorities and then work to demonstrate their creativity, dedication and expertise to achieve those goals every day. Our Olin values, programs and processes support a culture of collaboration, engagement and elevated performance, reflecting our “all-in” culture. Olin’s resilience as a company is a product of a workforce that brings their unique skills and perspectives, and a shared commitment to excellence to their jobs every day and propels our Company forward. Our employees embody our “All In For Olin” culture.
Employee engagement is the catalyst that propels our Company. To enhance the culture of purposeful engagement, Olin has created a platform around our “All In For Olin” values in an effort to create work environments for our global workforce that are inclusive, supportive, and empowering while encouraging and incentivizing the highest level of performance and accountability to deliver the results necessary to achieve our strategic goals. We support our global workforce by providing competitive benefits and compensation, robust recognition and rewards, a variety of workplace flexibility options, support and resources for community engagement and volunteerism, and professional development programs and opportunities, all of which, we believe, constitute a strong Olin employee value proposition. In 2025, Olin employees continued to demonstrate their commitment to the communities where our plants and offices are located by volunteering more than 56,000 hours to multiple organizations and causes. To further support our employees who may be impacted by natural disasters, we established the Olin Employee Disaster Relief Fund to allow Olin employees to contribute funds to help fellow employees in need. Olin matches these contributions up to $250,000 annually. We commit to providing our employees with a safe and supportive environment and to maintaining a steadfast commitment to safely producing and distributing our products, which is fundamental to achieving our goals. Our global workforce is committed to the We Care and Me Principles which focus on each individual’s responsibility for their own safety and that of others, on leading by example, on reinforcing positive behaviors and on elevating concerns.
Vital to Olin’s achievement of our organizational goals and objectives is our ability to attract and retain a talented workforce. As a company, we are committed to providing meaningful opportunities and fulfillment for employees, providing robust communication and varied opportunities for connection, and fostering an environment of trust. Additionally, we have committed significant effort to cultivate a total rewards package that includes flexible benefits and compensation structures that seek to ensure our market competitiveness and support a pay-for-performance philosophy. Olin senior management provides oversight of these programs, while our human resources organization manages and administers them so that our total rewards programs remain market competitive. This includes conducting periodic compensation benchmarking, implementing health and other employee benefit programs and reviewing certain employee post-retirement benefits and accessibility of employee assistance programs. We have established both salaried and hourly employee structures to adequately compensate employees, and have implemented monetary rewards and recognition programs as additional mechanisms for supervisors to reward exceptional performance. Our recognition and rewards program gives people leaders across our organization a platform to recognize employees’ contributions throughout the year, and in 2025 our leaders provided more than 4,500 recognition awards. We also provide a mechanism for employees to provide non-monetary peer-to-peer recognition in the form of Impressions, which totaled more than 9,000 in 2025. Separately, our Board of Directors maintains a Compensation Committee that sets policies, develops and monitors strategies, and administers the programs used to compensate our Chief Executive Officer and other senior executives.
Olin is committed to maintaining work environments free from all forms of discrimination and harassment and where all employees feel supported both professionally and personally. We believe the insights from our workforce, with their unique skills, backgrounds and experiences, will lead to future innovations that reduce costs, reduce our environmental footprint, improve our ability to serve the world and keep our employees healthy and safe. We encourage our employees to be creative and participate in the dialogue across the Company to help solve problems and develop innovative solutions that lead to lasting, positive impacts for our customers, employees, communities, and shareholders. Our Voice of the Employee mechanism facilitates sharing insights across multiple sites, while our Olin Employee Networks focus on site-specific activities designed to foster and encourage connection and engagement. Our U.S. college recruiting program is a key component of our talent pipeline. Additionally, Olin employees are our best recruiters with 44% of our hires in 2025 attributable to employee referrals.
Training and Development
We also invest in the continued professional development of our workforce. Olin provides a wide range of employee development programs, including assignment-based opportunities, job shadowing, mentoring, foundational programs for new Olin employees, and leadership programs for rising leaders. A tiered leadership development program equips our critical talent with tools to support their continued growth in, and aspirations toward, leadership roles. These programs help our employees improve, grow, and reinforce our values. Our learning platform provides a variety of educational opportunities that support career and professional development for our employees, including undergraduate and graduate tuition assistance for eligible employees up to a maximum of $10,000 per year. We regularly review talent development and succession plans to identify and develop a pipeline of talent to maintain and continuously improve business operations. We make purposeful moves to accelerate the development of high potential employees. Our performance management process encourages ongoing feedback throughout the year and includes annual year-end reviews and regular development discussions.

Workforce
As of December 31, 2025, we had 7,849 employees broken out as follows:

Country or Region	Number of Employees	Percent of Total
United States(1)	6,760	86%
Foreign:
Europe, the Middle East, Africa, and India	654	8%
Asia Pacific	164	2%
Canada(1)	163	2%
Latin America	108	1%
Total foreign	1,089	14%
Total employees	7,849
(1)     Various labor unions represent a significant number of our hourly-paid employees for collective bargaining purposes. In the U.S., bargaining unit employees comprise 36% of the total workforce. In 2026, we have no labor agreements that are due to expire in Canada, and three labor agreements expiring in the U.S., including our East Alton, IL, facility (523 employees) and our Lake City facility in Independence, MO (1,358 employees), representing approximately 24% of our global workforce.

Segment	Number of Employees	Percent of Total
Chemicals(1)	3,369	43%
Winchester(2)	4,169	53%
Corporate	311	4%
Total employees	7,849
(1)     Includes 1,845 employees from Chlor Alkali Products and Vinyls, 1,001 employees from Epoxy and 523 employees for common services within Chemicals.
(2)     Includes 1,869 employees at Lake City in Independence, MO, which is a GOCO facility.
RESEARCH ACTIVITIES: PATENTS
Our research activities are conducted on a product-group basis at a number of facilities. Company-sponsored research expenditures were $19.3 million, $18.4 million and $20.0 million in 2025, 2024 and 2023, respectively.
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
RAW MATERIALS
Basic raw materials are processed through an integrated manufacturing process to produce a number of products that are sold at various points throughout the process. We purchase a portion of our raw material requirements and also utilize internal resources and finished goods as raw materials for downstream products. We believe we have reliable sources of supply for our raw materials under normal market conditions. However, we cannot predict the likelihood or impact of any future raw material shortages. We provide additional information with respect to specific raw materials in the tables set forth under “Products, Services and Strategies.”

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
We are a party to various government and private environmental actions associated with former waste disposal sites and past manufacturing facilities. Charges to income for investigatory and remedial efforts were $25.5 million, $30.2 million and $30.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. These charges may be material to operating results in future years. These charges do not include insurance recoveries for costs incurred and expensed in prior periods.
See our discussion on environmental matters contained within Note 20, “Environmental,” of the notes to consolidated financial statements within Item 8—“Financial Statements and Supplementary Data,” and under the heading “Environmental Matters,” within Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
CORPORATE RESPONSIBILITY
At Olin, we are committed to corporate responsibility to ensure the long-term success of our business, our collective global society and the well-being of our environment. We focus our corporate responsibility efforts on the areas of: (1) environment, health, safety and security stewardship, (2) sustainability and governance and (3) product stewardship. We value collaboration and commit to working with other organizations to encourage collective action for improving corporate responsibility. Additional information related to our corporate responsibility initiatives, practices, activities, goals and related information, as well as future updates, can be found in the Corporate Responsibility section of our website at www.olin.com, including our Sustainability Report under the section Sustainability Success. Our progress against our sustainability targets is included therein. The contents of our website referenced in this section are not, and should not be considered to be, part of this Report.
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
Sustainability and Governance
We strongly believe in meeting the needs of the present without compromising the needs of future generations. We recognize our Company’s impact on our natural resources and our responsibility to stewardship of people and the planet. This means striving for a company culture responsible to the ongoing sustainability ideals of our employees and shareholders.

At Olin, we integrate sustainability into everything we do as a responsible corporate citizen. We value and respect our people, the communities in which we operate, our customers and the environment. We commit to making a contribution to protecting the world and its future condition through the safety and efficiency of our business practices - from supply to manufacturing to delivery and ultimately the end-use of our products. Executing on our sustainability strategy, we believe Olin will increase value for our investors, employees, and customers by enhancing our operating model through focused sustainability actions. These actions include:
•Protecting our employees and communities through our industry-leading occupational and process safety programs
•Proudly strengthening United States defense, international defense, law enforcement, and conservation through our Winchester ammunition brand
•Significantly reducing our environmental impact by taking concrete steps through technology and commercial innovation to lower our carbon footprint, net water usage, and resource consumption
•Developing and enabling sustainable solutions within the value chain through our product and service offerings
•Consistently upholding our values and governance standards as we amplify our culture of high performance and engagement
We believe Olin’s industry leadership, focused sustainability actions, and our engaged workforce will create a positive, long-lasting impact on our communities and the environment.
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
Although a majority of our sales are within North America, a large part of our financial performance is dependent upon a healthy global economy as we, along with our customers, participate in global markets and sell products abroad. As a result, our business is and will continue to be affected by general economic and business conditions in Europe, Asia Pacific, particularly China, and Latin America, as well as within North America. External factors include inflation and fluctuations in interest rates, tariffs and trade barriers, customer demand, labor and energy costs, currency changes, new capacity additions, increased utilization of current capacity, competitor actions, political conflicts, public health epidemics, and other factors beyond our control. The demand for our products and our customers’ products is directly affected by such fluctuations. In addition, our customers could decide to move some or all of their production to locations that are more remote from our facilities, or to another supplier, and this could reduce demand for our products.

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
Our historical operating results reflect the cyclical and sometimes volatile nature of the chemical and ammunition industries. We experience cycles of fluctuating supply and demand, particularly in our Chlor Alkali Products and Vinyls segment, which can result in changes in selling prices. Periods of high demand, tight supply and increasing operating margins tend to result in increases in capacity and production until supply exceeds demand, generally followed by periods of oversupply and declining prices. We believe our operating model can mitigate pricing pressure historically experienced during periods of supply exceeding demand. Nevertheless, we cannot assure you that increased pricing pressure will not affect our operating results in the future during these periods. Another factor influencing demand and pricing for chemical products is the price of energy. Higher natural gas prices increase our customers’ and competitors’ manufacturing costs and depending on the ratio of crude oil to natural gas prices, could make our customers less competitive in global markets, negatively affecting the demand and pricing for our chemical products.
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
Chlorine and caustic soda are produced simultaneously and in a fixed ratio of 1.0 ton of chlorine to 1.1 tons of caustic soda. An imbalance in customer demand may require Olin to reduce production of both chlorine and caustic soda or take other steps to correct the imbalance. Since we cannot store large quantities of chlorine, we may not be able to respond to an imbalance in customer demand for these products quickly or efficiently. To mitigate exposure and maximize value from the entire ECU, we continually take a number of actions, including managing our production rates to the prevailing weaker side of the ECU, leveraging our portfolio of chlorine and chlorine derivatives outlets and entering into purchase for re-sale transactions. If our efforts are not successful and a substantial imbalance occurred, we might need to take actions that could have a material adverse effect on our business.
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
Our operating model in our chemicals businesses, which emphasizes a disciplined value-first commercial approach, prioritizes ECU margins over sales volume. To mitigate exposure and maximize value from the entire ECU, our operating model necessitates managing production rates to preserve value, which may impact the way we transact business with customers and other third parties. The execution of the model may not be successful over time. For example, we may not be able to consistently achieve higher margins compared to previous industry or business cycles, customers may not be willing to transact with us on terms acceptable to us, or the margin improvement achieved might be more than offset by the impact from lower sales volumes, any of which could have a material adverse effect on our business.

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
Our operating results and profitability are dependent upon our continued ability to control, and in some cases reduce, our costs. If we are unable to do so, or if costs outside of our control, particularly our costs of raw materials, utilities, transportation and similar costs, increase beyond anticipated levels, our profitability will decline. In addition, an increase in costs generally as a result of heightened inflation, tariffs and trade barriers, political conflicts or other macroeconomic factors, or in a particular sector such as the energy or transportation sector, could result in rising costs which we cannot fully mitigate through product price increases or cost reductions, which could also adversely affect our profitability.
For example, if our feedstock and energy costs increase, and we are unable to pass the increased costs on to customers, our profitability in our Chlor Alkali Products and Vinyls and Epoxy segments would be negatively affected. Similarly, costs of commodity metals and other materials used in our Winchester business, such as copper, propellant, brass and lead, can vary. If we experience significant increases in these costs and are unable to raise our prices to offset the higher costs, the profitability in our Winchester business would be negatively affected.
Our profitability and margin growth will depend in part on our ability to maintain an efficient operating model and drive sustainable improvements, through productivity, reliability and modernization actions and projects, such as rightsizing our global asset base, product line rationalizations, renegotiating supplier contracts and facility modernization projects. A variety of factors may adversely affect the Company’s ability to realize targeted cost reductions, including failure to successfully optimize our facilities footprint, failure to take advantage of our vertically integrated product lines and global supply chains, or the failure to identify and eliminate duplicative programs. There can be no assurance that we will be able to achieve or sustain any or all of the cost savings generated from our actions and initiatives, and our business could be adversely affected.
Raw Materials—Availability of purchased feedstocks and energy, and the volatility of these costs, affect our operating costs and add variability to earnings.
Energy costs and purchased feedstock, including propylene, cumene and ethylene, account for a substantial portion of our total production costs and operating expenses. We purchase certain raw materials as feedstocks.
Energy costs and feedstock generally follow price trends in crude oil and natural gas, which are sometimes volatile. Ultimately, the ability to pass on underlying cost increases in a timely manner or at all is partially dependent on market conditions. Conversely, when feedstock and energy costs decline, selling prices generally decline as well. As a result, volatility in these costs could have a material adverse effect on our business.
If the availability of any of our principal feedstocks is limited or we are unable to obtain natural gas or energy from any of our energy sources, we may be unable to produce some of our products in the quantities demanded by our customers, which could have a material adverse effect on plant utilization and our sales of products requiring such raw materials. We have long-term supply contracts with various third parties for certain raw materials, including electricity, propylene, ethylene and cumene. As these contracts expire, we may be unable to renew these contracts or obtain new long-term supply agreements on terms comparable or as favorable to us, depending on market conditions, which may have a material adverse effect on our business. In addition, many of our long-term contracts contain provisions that allow our suppliers to limit the amount of raw materials shipped to us below the contracted amount in force majeure or similar circumstances. If we are required to obtain alternate sources for raw materials because our suppliers are unwilling or unable to perform under raw material supply agreements or if a supplier terminates or is unwilling to renew its agreements with us, we may not be able to obtain these raw materials from alternative suppliers or obtain new long-term supply agreements on terms comparable or as favorable to us.
Suppliers—We rely on a limited number of third-party suppliers for specified feedstocks and services.
We obtain a significant portion of our raw materials from a few key suppliers. If any of these suppliers fail to meet their obligations under present or any future supply agreements, we may be forced to pay higher prices or incur higher costs to obtain the necessary raw materials. Any interruption of supply or any price increase of raw materials could have a material adverse effect on our business. Certain of our facilities are dependent on feedstocks, services, and related infrastructure provided by third parties, which are provided pursuant to long-term contracts. Any failure of those third parties to perform their obligations under those agreements or disagreements regarding the performance under those agreements or inability to renew such agreements at acceptable terms could adversely affect the operation of the affected facilities and our business, or result in diversion of management’s attention or our resources from other business matters. If we are required to obtain an alternate source for these feedstocks or services, we may not be able to obtain equally favorable pricing and terms. Additionally, we may be forced to pay additional transportation costs or to invest in capital projects for pipelines or alternate facilities to accommodate railcar or other delivery methods or to replace other services. The impact of microeconomic factors such as tariffs and trade barriers and political conflicts, particularly with suppliers of ours that operate internationally, may lead to further supply chain constraints.
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
We are exposed to climate-related risks and uncertainties, many of which are outside of our control. We have a substantial presence near the U.S. Gulf Coast and a significant portion of our manufacturing facilities, similar to our competitors and customers, are structured near major bodies of water. Major hurricanes, or other weather-related events, have caused significant disruption in our operations on the U.S. Gulf Coast, logistics across the region and the supply of certain raw materials, which have had an adverse effect on volume and cost for some of our products. More frequent severe weather events or potential changes in precipitation patterns and extreme variability in weather patterns could disrupt our operations in the U.S. Gulf Coast, or elsewhere, as well as those of our customers and suppliers. Severe weather conditions or other natural phenomena in the future could have a material adverse effect on our business.
Third-Party Transportation—We rely heavily on third-party transportation, which subjects us to risks and costs that we cannot control.
We rely heavily on railroad, truck, marine vessel, barge and other shipping companies to transport finished products to customers and to transport raw materials to the manufacturing facilities used by each of our businesses. These transport operations are subject to various hazards and risks, including extreme weather conditions, work stoppages and operating hazards, as well as domestic and international transportation and maritime regulations. In addition, the methods of transportation we utilize, including shipping chlorine and other chemicals by railroad and by barge, may be subject to additional, more stringent and more costly regulations in the future. If we are delayed or unable to ship finished products or unable to obtain raw materials as a result of any such new or modified regulations or public policy changes related to transportation safety, or these transportation companies’ failure to operate properly, or if there are significant changes in the cost of these services due to industry consolidation, new additional regulations, or otherwise, we may not be able to arrange efficient alternatives and timely means to obtain raw materials or ship goods, which could result in a material adverse effect on our business. If any third-party railroad that we utilize to transport chlorine and other chemicals ceases to transport certain hazardous materials, or if there are significant changes in the cost of shipping hazardous materials by rail or otherwise, we may not be able to arrange efficient alternatives and timely means to deliver our products or at all, which could result in a material adverse effect on our business.
Information Security—A failure of our information technology systems, or an interruption in their operation due to internal or external factors, including cyber-attacks, could have a material adverse effect on our business.
Our operations depend on our ability to protect our information technology systems, computer equipment and information databases from systems failures or interruptions. We rely on both internal information technology systems and certain external service providers to assist in the management of the day-to-day operation of our business, operate elements of our manufacturing facilities, manage relationships with our employees, customers and suppliers, fulfill customer orders and maintain our financial, accounting or other business records. Failure or interruption of one, or more than one, of our information technology systems to perform as anticipated could be caused by internal or external events or parties, such as incursions by intruders or hackers, computer viruses, cyber-attacks, failures in hardware or software, or power or telecommunication fluctuations or failures. The failure of our information technology systems to perform as anticipated for any reason, or any significant breach of our systems’ security, could disrupt our business and result in numerous adverse consequences, including reduced effectiveness and efficiency of operations, increased costs or loss of important information, or loss of sales, any of which could have a material adverse effect on our business. We have technology and information security processes, periodic external service and service provider reviews, insurance policies and disaster recovery plans in place to mitigate our risk to these vulnerabilities. However, these measures may not be adequate to ensure that our operations will not be disrupted or our financial impact minimized, should such an event occur. We have experienced cyber incidents in the past and, although we do not believe any have been material, we may experience cybersecurity incidents and security breaches in the future. Our cybersecurity risk management strategy is detailed within Item 1C. - “Cybersecurity.”
International Sales and Operations—We are subject to risks associated with our international sales and operations that could have a material adverse effect on our business.
Olin has an international presence, including the geographic regions of Europe, Asia Pacific, Latin America and Canada. In 2025, approximately 32% of our sales were generated outside of the United States. These international sales and operations expose us to risks, including:
•difficulties and costs associated with complying with complex and varied laws, treaties, and regulations;
•tariffs and trade barriers, including any retaliatory trade policies in response thereto, and the associated impact on trade flows and supply/demand fundamentals;
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
•risk of non-compliance with anti-bribery laws and regulations, such as the U.S. Foreign Corrupt Practices Act, and export control laws and regulations;
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

Credit Facility—Adverse industry or business conditions impacting our profitability could affect our ability to comply with the covenants and restrictions in our debt agreements.
Our Senior Secured Revolving Credit Facility (see ‘Indebtedness’ below), and other debt instruments, include certain financial maintenance covenants requiring us to not exceed a maximum net leverage ratio and to maintain a minimum coverage ratio. Our inability to comply with these or other covenants and restrictions in our current and future debt agreements could result in an event of default, including cross-defaults to other debt facilities, if not cured or waived.
Unfavorable industry or business conditions may have a material adverse effect on our business and profitability and depending on the magnitude and duration of the impact, may affect our ability to maintain compliance with these ratios. If we fail to comply with any of these covenants in a future period and are not able to obtain waivers from, or enter into an agreement with, our lenders, we would need to refinance our debt, or our ability to borrow may be limited. However, there can be no assurance that such refinancing would be available to us, or that the terms would be acceptable.
Indebtedness—Our indebtedness could materially adversely affect our business.
As of December 31, 2025, we had $2,827.3 million of indebtedness outstanding. Outstanding indebtedness does not include amounts that could be borrowed under our 2025 revolving credit facility with aggregate commitments of $1,200.0 million (2025 Revolving Credit Facility), which was amended on February 19, 2026 which, among other things, modified the financial covenants to be less restrictive and incorporated guarantees and collateral by certain of our domestic subsidiaries. Additional information with respect to our credit facility amendment is contained in Part II, Item 8—“Financial Statements and Supplementary Data,” under the heading “Subsequent Event” within Note 11, “Debt,” of our notes to consolidated financial statements. As of December 31, 2025, our indebtedness represented 60.2% of our total capitalization and $109.7 million of our indebtedness was due within one year. Despite our level of indebtedness, we expect to continue to have the ability to borrow additional debt, but we cannot be certain that additional debt will be available on terms acceptable to us or at all.
Our indebtedness could have important consequences, including but not limited to:
•limiting our ability to fund working capital, capital expenditures, and other general corporate purposes;
•limiting our ability to accommodate growth, including acquisitions, by reducing funds otherwise available for other corporate purposes, which in turn could prevent us from fulfilling our obligations under our indebtedness;
•limiting our operational flexibility due to the covenants contained in our debt agreements;
•to the extent that our debt is subject to floating interest rates, increasing our vulnerability to fluctuations in market interest rates;
•limiting our ability to pay cash dividends;
•limiting our ability to approve or execute share repurchase programs;
•adversely affecting our credit ratings which could increase our future costs of funding, liquidity and access to capital markets;
•limiting our flexibility for, or reacting to, changes in our business or industry or economic conditions, thereby limiting our ability to compete with companies that are not as highly leveraged; and
•increasing our vulnerability to economic downturns.
Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt will depend on a range of economic, competitive and business factors, many of which are outside our control. There can be no assurance that our business will generate sufficient cash flow from operations to make these payments. If we are unable to meet our expenses and debt obligations, we may need to refinance all or a portion of our indebtedness before maturity, sell assets or issue additional equity. We may not be able to refinance any of our indebtedness, sell assets or issue additional equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our debt obligations on commercially reasonable terms or at all, would have a material adverse effect on our business, as well as on our ability to satisfy our debt obligations.
Labor Matters—We cannot assure you that we can conclude future labor contracts or any other labor agreements without work stoppages.
Various labor unions represent a significant number of our hourly paid employees for collective bargaining purposes. In 2026, we have no labor agreements that are due to expire in Canada, and three labor agreements expiring in the U.S., including our East Alton, IL, facility (523 employees) and our Lake City facility in Independence, MO (1,358 employees), representing approximately 24% of our global workforce.
In addition, a large number of our employees are located in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require us to work collaboratively with the legal representatives of those employees to effect any changes to labor arrangements. For example, most of our employees in Europe are represented by works councils that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure our workforce. While we believe our relations with our employees and their various representatives are generally satisfactory, we cannot assure that we can conclude any labor agreements without work stoppages and cannot assure you that any work stoppages will not have a material adverse effect on our business.
Ability to Attract and Retain Qualified Employees—We must attract, retain and motivate key employees, and the failure to do so may materially adversely affect our business.
We believe our success depends on the Company’s ability to attract, retain, develop and motivate highly skilled personnel. Our future success depends in part on our ability to identify and develop talent throughout the organization who adopt and successfully execute our strategies and operating model. The development and retention of talented personnel and appropriate senior management succession planning will continue to be important to the successful execution of our strategies.
The Company has experienced, and continues to experience, an increasingly competitive hiring environment for skilled employees at its manufacturing sites. In addition, we may have difficulty retaining such personnel once hired, and key people may leave and compete against us. The loss of key personnel or our failure to attract and retain other qualified and experienced personnel could disrupt or materially adversely affect our business. Our operating results could be adversely affected by increased costs from competition for employees or employee turnover, and may result in the loss of significant customer business or increased costs.
Our success also depends on our ability to recruit and retain our executive officers and senior management. The market for senior leadership in our industry is competitive. We must continue to recruit, retain, and motivate management and other team members sufficiently, both to maintain our current business and to execute our long-term strategic initiatives. The loss of any of our executive officers or other key senior management without sufficient advance notice could prevent or delay the implementation and completion of our strategic initiatives, divert management’s attention to seeking qualified replacements, be disruptive to our daily operations or impact public or market perception. Any failure by us to manage a successful leadership transition of an executive officer and to timely identify a qualified permanent replacement could have a material adverse effect on our business.
Credit and Capital Market Conditions—Adverse conditions in the credit and capital markets may limit or prevent our ability to borrow or raise capital.
While we believe we have facilities in place that should allow us to borrow funds as needed to meet our ordinary course business activities, adverse conditions in the credit and financial markets could prevent us from obtaining financing, on commercially reasonable terms or at all, if the need arises, or result in our creditors terminating their funding commitments. Our ability to invest in our businesses and refinance or repay maturing debt obligations could require access to the credit and capital markets and sufficient bank credit lines to support cash requirements. Our ability to access credit and capital markets can also depend on our credit rating as determined by reputable credit rating agencies. A significant downgrade in our credit rating could affect our ability to refinance or repay maturing debt obligations, result in increased borrowing costs, decrease the availability of capital from financial institutions or require our subsidiaries to post letters of credit, cash or other assets as collateral with certain counterparties. If we are unable to access the credit and capital markets on commercially reasonable terms or at all, we could experience a material adverse effect on our business.
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
Legislation or regulations that may be adopted or modified by U.S. or foreign governments that affect products we produce could significantly affect the sales, costs and profitability of our business, including legislation or regulations intended to address antitrust and competition, the environment, including greenhouse gas emissions, taxes, international trade matters through import and export duties and quotas and anti-dumping measures and related tariffs.
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
TSCA was amended in 2016, and the U.S. Environmental Protection Agency (EPA) is currently evaluating several of our products and manufacturing processes for additional regulation under the amended law. Certain of our products, or inputs into our manufacturing process, are subject to regulation under current TSCA regulations, and other chemicals or ingredients may be regulated under the law in the future. In 2024, the EPA finalized regulation that bans the use of asbestos, a principal material used in diaphragm-based chlorine manufacturing, in five years. Diaphragm technology-based chlorine production makes up a significant part of Olin’s capacity, and this government regulation could significantly increase the cost of production or cause us to close production capacity that would have negative consequences on our business. The EPA has also finalized regulation associated with several of Olin’s chlorinated organic products under the new TSCA law and these rules also present risk to these businesses. Olin is challenging many of these new regulations in an array of court proceedings, but the outcome of these litigation matters is uncertain. We also anticipate future regulatory action related to EDC and VCM under the amended TSCA law that could significantly affect the sales, costs and profitability of those product lines.

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
The transportation of our products and feedstocks, including transportation by pipeline, and the security of our chemical manufacturing facilities are subject to extensive regulations. Government authorities at the local, state and federal levels could implement new or stricter regulations, or change their interpretations of existing regulations, that would impact the security of chemical plant locations and the transportation of hazardous chemicals. Our Chlor Alkali Products and Vinyls and Epoxy segments could be adversely affected by the cost of complying with any new regulations. Our business also could be adversely affected if an incident were to occur at one of our facilities or while transporting products. The extent of the impact would depend on the requirements of future regulations and the nature of an incident, which are unknown at this time.
Legal and Regulatory Claims and Proceedings—We are subject to legal and regulatory claims and proceedings, which could cause us to incur significant expenses.
We are subject to legal and regulatory claims and proceedings relating to our present and former operations and could become subject to additional claims in the future, some of which could be material. These proceedings may be brought by the government or private parties and may arise out of a number of matters, including, antitrust claims, contract disputes, product liability claims, including ammunition and firearms, and proceedings alleging injurious exposure of plaintiffs to various chemicals and other substances (including proceedings based on alleged exposures to asbestos). Frequently, the proceedings alleging injurious exposure involve claims made by numerous plaintiffs against many defendants. Defense of these claims can be costly and time-consuming even if ultimately successful. Because of the inherent uncertainties of legal proceedings, we are unable to predict their outcome and therefore cannot determine whether the financial effect, if any, will be material to our business. We have included additional information with respect to pending legal and regulatory proceedings in Part II, Item 8—“Financial Statements and Supplementary Data,” under the heading “Legal Matters” within Note 22, “Commitments and Contingencies,” of our notes to consolidated financial statements.
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
Our Winchester business currently operates and manages the Lake City Army Ammunition Plant in Independence, MO under a multi-year contract with the U.S. Army. The contract has an initial term of seven years, that began on October 1, 2020, and has been extended for three additional years. Additionally, our Winchester business is engaged to perform various deliverables under other government contract arrangements. The Lake City facility also allows, under certain conditions, for Winchester to utilize the facility to produce commercial ammunition. The operation of the Lake City facility and our other U.S. government contracts require compliance with numerous contract provisions and government regulations. U.S. government contracts often reserve the right to audit our contract costs and conduct inquiries and investigations of our business practices and compliance with government contract requirements. In some cases, audits may result in delayed payments or contractor costs not being reimbursed or subject to repayment. Our failure to comply with any one of these contract provisions and regulations could have a material adverse effect on our business.
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
The Information Technology organization is led by the Company’s Chief Information Officer (CIO), who is responsible for cybersecurity and risk management, with oversight by the Audit Committee. The cybersecurity program is overseen by the Company’s Chief Information Security Officer (CISO) and supporting cybersecurity leadership, who lead teams to protect and preserve the confidentiality, integrity and continued availability of all information owned by, or in the care of, Olin against cybersecurity threats and maintains a comprehensive set of policies and standards applicable to our global organization. The CIO and CISO, along with the leadership team, possess many years of relevant Information Technology, cybersecurity and risk management experience in the manufacturing and defense sectors with Olin or other large public companies. Educational backgrounds include advanced degrees and certifications, such as Certified Information Systems Security Professional. We consult with multiple third-party firms to assess and review these policies and standards and regularly update them for contemporary best practices.
Our Information Security team monitors alerts and meets to discuss threat levels, trends and remediation tactics. Every identified cyber event is evaluated, ranked by severity and prioritized for response and remediation in compliance with our global Security Incident Management Procedure. Significant events are evaluated for both quantitative and qualitative factors to determine materiality on a case-by-case basis, including, among other factors, potential privacy, operational, financial, or reputational impacts for the Company, and our customers, vendors, shareholders, or other external stakeholders. The Information Security team prepares a quarterly scorecard for senior management and the Audit Committee, summarizing cyber activity for the quarter and reporting on our remedial actions. While we have experienced typical cybersecurity incidents, such incidents to date have not materially affected the Company or our business strategy, results of operations, or financial condition.
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
We face a number of cybersecurity risks in connection with our business. Failure of any one or more than one of our information technology systems could be caused by internal or external events or parties, such as incursions by intruders or hackers, computer viruses, cyber-attacks, failures in hardware or software, or power or telecommunication fluctuations or failures. For more information about the cybersecurity risks we face, see Item 1A - “Risk Factors.”
Cybersecurity Governance
Cybersecurity is an important component of our ERM framework and an area of focus for both our Board of Directors and management team. While management holds primary responsibility for our Company’s risk management strategy, our Board of Directors, with the support of its committees, oversees the process to ensure that the framework designed, implemented and maintained by management is functioning as intended and adapts, when necessary, to our evolving strategy and emerging risks. The Board of Director’s Audit Committee is delegated responsibility for oversight of our ERM process, including our strategies to identify, detect and respond to cybersecurity and information technology risks and threats. Our Audit Committee’s process includes an annual review of our ERM program to ensure appropriate practices are in place to monitor and mitigate identified risks on an ongoing basis. Additionally, our CIO meets with the Audit Committee or Board of Directors each quarter to discuss cyber hygiene, incidents (as needed), and provide updates on our enterprise-wide cybersecurity risks and strategies, including steps taken to mitigate and manage the same. To aid the Board of Directors with its cybersecurity and data privacy oversight responsibilities, the Board of Directors periodically hosts experts for presentations on current cyber topics, trends and best practices. In the event that a cybersecurity incident is determined to have, or is likely to have, a material impact on the Company, the CIO, in coordination with Olin’s Chief Financial Officer, Chief Legal Officer or Chief Executive Officer will notify the Audit Committee and Board of Directors, following the Company’s Crisis Management Plan and Procedures.
Item 2.  PROPERTIES
Information concerning our principal locations from which our products and services are manufactured, distributed or marketed are included in the tables set forth under the caption “Products, Services and Strategies” contained in Item 1—“Business.” Generally, these facilities are well maintained, in good operating condition, and suitable and adequate for their use. Our two largest facilities are co-located with a site partner. The land on which these facilities are located is leased with a 99-year initial term that commenced in 2015. Additionally, we lease warehouses, terminals and distribution offices and space for executive and branch sales offices and service departments. We believe our current facilities are adequate to meet the requirements of our present operations.
On October 1, 2020, Winchester assumed full management and operational control of the Lake City Army Ammunition Plant in Independence, MO, which is a government-owned, contractor-operated facility. The contract is for the production of small caliber military ammunition, including 5.56mm, 7.62mm, and .50 caliber rounds, as well as certain cartridges and casings. The contract also allows for the production of certain ammunition for commercial customers. The contract has an initial term of seven years and has been extended by the U.S. Army for three additional years.
Item 3.  LEGAL PROCEEDINGS
Discussion of legal matters is incorporated by reference from Part II, Item 8—“Financial Statements and Supplementary Data,” under the heading “Legal Matters” within Note 22, “Commitments and Contingencies,” of the notes to consolidated financial statements and should be considered an integral part of Part I, Item 3, “Legal Proceedings.”
Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

PART II
Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(c) As of January 31, 2026, we had 2,490 record holders of our common stock.
Our common stock is traded on the NYSE under the “OLN” ticker symbol.
A dividend of $0.20 per common share was paid during each of the four quarters in 2025 and 2024.
The payment of future cash dividends is subject to the discretion of our Board of Directors and will be determined in light of then current conditions, including our earnings, our operations, our financial condition, our capital requirements, and other factors deemed relevant by our Board of Directors. In the future, our Board of Directors may change our dividend policy, including the frequency or amount of any dividend, in light of then existing conditions.
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
October 1-31, 2025	—	$—	—	$1,958,907,308
November 1-30, 2025	514,074	19.47	514,074	1,948,897,034
December 1-31, 2025	—	—	—	1,948,897,034
Total				$1,948,897,034
(1)     On December 11, 2024, our Board of Directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $1.3 billion (the 2024 Repurchase Authorization). This program will terminate upon the purchase of $1.3 billion of common stock. On July 28, 2022, our Board of Directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $2.0 billion (the 2022 Repurchase Authorization). This program will terminate upon the purchase of $2.0 billion of common stock. Through December 31, 2025, 27,364,471 shares of common stock had been repurchased and retired at a total value of $1,351.1 million and $648.9 million and $1.3 billion of common stock remained available for purchase under the 2022 and 2024 Repurchase Authorization programs, respectively.
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

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
Among Olin Corporation, the S&P 500 Index,
S&P 500 Chemicals Index and the S&P Composite 1500 Commodity Chemicals Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/20
12/21
12/22
12/23
12/24
12/25
Olin Corporation
S&P 500 Index
S&P 500 Chemicals Index
S&P Composite 1500 Commodity Chemicals Index

	2020	2021	2022	2023	2024	2025
Olin Corporation	100	239	223	230	147	94
S&P 500 Index	100	129	105	133	166	196
S&P 500 Chemicals Index	100	126	112	124	124	122
S&P Composite 1500 Commodity Chemicals Index	100	117	110	128	104	69
Data is for the five-year period from December 31, 2020, through December 31, 2025. The cumulative return includes reinvestment of dividends. The performance graph assumes an investment of $100 on December 31, 2020.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

	2025	2024	2023	2022	2021
Operations	($ and shares in millions, except otherwise noted)
Sales	$6,780.8	$6,540.1	$6,833.0	$9,376.2	$8,910.6
Cost of goods sold	6,279.3	5,802.6	5,667.5	7,194.3	6,616.4
Selling and administrative	463.3	408.5	406.7	393.9	416.9
Restructuring charges	33.4	33.3	89.6	25.3	27.9
Other operating income	0.5	0.8	42.9	16.3	1.4
Losses of non-consolidated affiliates	(3.1)	—	—	—	—
Interest expense	(188.3)	(184.5)	(181.1)	(143.9)	(348.0)
Interest income and other income	4.4	3.7	4.3	2.2	0.2
Non-operating pension income	20.6	26.0	24.0	38.7	35.7
Income (loss) before taxes	(161.1)	141.7	559.3	1,676.0	1,538.7
Income tax (benefit) provision	(60.0)	36.7	107.3	349.1	242.0
Net (loss) income	(101.1)	105.0	452.0	1,326.9	1,296.7
Net loss attributable to noncontrolling interests	(0.6)	(3.6)	(8.2)	—	—
Net (loss) income attributable to Olin Corporation	$(100.5)	$108.6	$460.2	$1,326.9	$1,296.7

Financial Position
Cash and cash equivalents	$167.6	$175.6	$170.3	$194.0	$180.5
Working capital, excluding cash and cash equivalents	174.0	272.0	274.7	401.0	385.7
Property, plant and equipment, net	2,196.9	2,328.4	2,519.6	2,674.1	2,913.6
Total assets	7,325.8	7,579.1	7,713.2	8,044.2	8,517.7
Capitalization:
Short-term debt	109.7	129.0	78.8	9.7	201.1
Long-term debt	2,717.6	2,713.2	2,591.3	2,571.0	2,578.2
Shareholders’ equity	1,870.6	2,055.4	2,268.3	2,543.6	2,652.2
Total capitalization	$4,697.9	$4,897.6	$4,938.4	$5,124.3	$5,431.5
Total debt to total capitalization (%)	60.2	58.0	54.1	50.4	51.2

Per Share Data
Net (loss) income attributable to Olin Corporation:
Basic (per share)	$(0.88)	$0.92	$3.66	$9.16	$8.15
Diluted (per share)	$(0.88)	$0.91	$3.57	$8.94	$7.96
Cash dividends paid per common share	$0.80	$0.80	$0.80	$0.80	$0.80

Other
Capital expenditures	$226.3	$195.1	$236.0	$236.9	$200.6
Depreciation and amortization	521.6	518.1	533.4	598.8	582.5
Common stock dividends paid	91.6	94.2	101.0	116.2	127.8
Repurchases of common stock	50.5	300.3	711.3	1,350.7	251.9
Current ratio	1.2	1.3	1.3	1.4	1.3
Effective tax rate (%)	37.2	25.9	19.2	20.8	15.7
Average common shares outstanding - diluted	114.6	119.5	128.8	148.5	163.0
Employees	7,849	7,676	7,326	7,780	7,750

Item 6.  [RESERVED]

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS BACKGROUND
Olin Corporation (Olin, the Company, we or our) is a Virginia corporation, incorporated in 1892, having its principal executive offices in Clayton, MO. We are a leading vertically integrated global manufacturer and distributor of chemical products and a leading U.S. manufacturer of ammunition. Our operations are concentrated in three business segments: Chlor Alkali Products and Vinyls, Epoxy and Winchester. All of our business segments are capital-intensive manufacturing businesses. The Chlor Alkali Products and Vinyls segment manufactures and sells chlorine and caustic soda, ethylene dichloride (EDC) and vinyl chloride monomer (VCM), methyl chloride, methylene chloride, chloroform, carbon tetrachloride, perchloroethylene, hydrochloric acid, hydrogen, bleach products and potassium hydroxide. The Epoxy segment produces and sells a full range of epoxy materials and precursors, including aromatics (acetone and phenol), allyl chloride, epichlorohydrin, liquid epoxy resins, solid epoxy resins and formulated solutions products such as converted epoxy resins and additives. The Winchester segment produces and sells sporting ammunition, reloading components, small caliber military ammunition and components, industrial cartridges and clay targets, along with contracted U.S. military project revenue.
RECENT DEVELOPMENTS AND HIGHLIGHTS
Overview
Net loss was $(100.5) million for 2025 compared to net income of $108.6 million for 2024, a decrease of $209.1 million. The decrease in results from the prior year was primarily due to lower operating results across all of our business segments. Diluted net loss per share was $(0.88) for 2025 compared to diluted net income per share of $0.91 for 2024, a decrease of $1.79 per share, or 197%.
Chlor Alkali Products and Vinyls reported segment income was $181.1 million for 2025 compared to segment income of $296.4 million for 2024. Chlor Alkali Products and Vinyls 2025 segment income included a $75.0 million pretax charge associated with a litigation loss contingency related to a VCM customer dispute and 2024 segment income included a $93.6 million penalty associated with Hurricane Beryl. The remaining decrease of $133.9 million in segment income from the prior year was primarily due to lower pricing, primarily EDC, and higher raw material and operating costs, including planned maintenance turnaround expenses, partially offset by higher volumes and the 45V Tax Credit (defined below in Other Items).
Epoxy reported segment loss was $(103.5) million for 2025 compared to segment loss of $(85.0) million for 2024. Epoxy’s 2024 segment loss included a $32.7 million penalty associated with Hurricane Beryl. The remaining decrease of $51.2 million in Epoxy segment results, as compared to the prior year, was primarily due to higher operating costs, including unabsorbed fixed manufacturing costs incurred from planned inventory reductions and planned maintenance turnarounds, partially offset by improved volumes. Global epoxy demand remains challenged, with continued market saturation from subsidized Asian competition.
Winchester reported segment income of $67.7 million for 2025 compared to segment income of $237.9 million for 2024. Winchester segment results were lower than in the prior year primarily due to decreased commercial ammunition sales volumes and pricing, along with higher raw material and operating costs, including commodity metal and propellant costs, partially offset by higher military project revenue.
Liquidity and Share Repurchases
During 2025, we repurchased and retired 2.2 million shares of common stock at a total value of $50.5 million. As of December 31, 2025, we had $1.9 billion of remaining authorization to repurchase shares of our common stock under our 2022 Repurchase Authorization and 2024 Repurchase Authorization (both defined in Liquidity and Capital Resources) programs.
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
During 2025, we had debt repayments, net of borrowings, of $11.2 million. Proceeds from the 2033 Notes, together with borrowings under the 2025 Senior Credit Facility, were used to redeem the $108.6 million 9.50% senior notes due 2025 (2025 Notes), redeem the $500.0 million 5.125% senior notes due 2027 (2027 Notes), refinance the then-existing $1,550.0 million senior credit facility (2022 Senior Credit Facility), comprised of $505.0 million of borrowings under the revolving credit facility with aggregate commitments of $1,200.0 million (2022 Revolving Credit Facility) and $332.5 million of borrowings under the term loan facility with aggregate commitments of $350.0 million (2022 Term Loan Facility), and pay related fees and expenses.
Subsequent Event - Credit Facility
On February 19, 2026, we executed an amendment to the 2025 Senior Credit Facility (Senior Secured Credit Facility) which, among other things, modified the financial covenants to be less restrictive and incorporated guarantees and collateral by certain of our domestic subsidiaries. The amendment required all remaining principal amortization payments under the Secured Term Loan Facility (as defined in Liquidity and Capital Resources) to be satisfied. Borrowings under the Senior Secured Revolving Credit Facility (as defined in Liquidity and Capital Resources) were used to satisfy the $109.7 million remaining principal amortization payments under the Secured Term Loan Facility. The maturity date for the Senior Secured Credit Facility remained March 14, 2030.
The amendment requires that the obligations under the Senior Secured Credit Facility be guaranteed by certain of our domestic subsidiaries. The obligations under the Senior Secured Credit Facility are also secured by liens on substantially all of Olin’s and the subsidiary guarantors’ personal property (Collateral), other than certain principal properties and capital stock of subsidiaries, and subject to certain other exceptions. The amendment provides that substantially all guarantees under the Senior Secured Credit Facility and liens on Collateral be released automatically upon notice by Olin, or after September 30, 2027, upon which time all covenant reliefs expire.
International Trade
Tariffs and trade flows continue to impact the demand outlook amid varying market responses. While we are continuing to monitor the situation, as of the date of this filing, the direct impact from current tariffs has not been significant to our chemicals businesses. Our chemicals businesses generally source and sell where we produce. An exception to this would be potential retaliatory tariffs on caustic soda and EDC exports, which could alter the economics rapidly within the respective countries. We continue to monitor and assess the impact of tariffs on goods being imported into the United States and the competitiveness of our export products in markets which implement retaliatory tariffs. Additionally, although Winchester procures the majority of metals domestically, we have realized price inflation that we believe is partially tariff driven for the domestic supply of copper, steel and tungsten products. Winchester has also realized secondary effects from suppliers consuming tariff impacted metals in their end products. Our global supply chain organization continuously monitors market trends and works to mitigate those and other cost increases through economies of scale in global procurement and efficient sourcing practices.
Other Items
On April 18, 2025, Olin acquired AMMO, Inc.’s small caliber ammunition manufacturing assets for total consideration of $55.8 million. The acquisition, which includes AMMO Inc.’s brass shellcase capabilities and its 185,000 square foot production facility located in Manitowoc, WI, is included in Olin’s Winchester segment. The acquisition was financed with cash on hand.
On September 18, 2025, we announced a mutual decision with Mitsui & Co., Ltd. to end our joint venture, Blue Water Alliance, by the end of 2025. This decision was made to evolve our EDC participation by emphasizing longer-term structural opportunities that enhance value and optionality. On November 11, 2025, Olin announced a commercial arrangement with Braskem, one of the largest petrochemical companies in the Americas and the leading producer of PVC in South America, for Olin to supply EDC to Braskem, aligning with Braskem's transformation of its chlor alkali and vinyl assets in Brazil.
In the third quarter of 2025, Olin determined that it qualified for the clean hydrogen production tax credit under Section 45V as part of the Inflation Reduction Act of 2022 (45V Tax Credit). We received notice of our provisional carbon dioxide emissions rate from the United States Department of Energy, which was a major milestone for recognition. The 45V Tax Credit is available for qualified clean hydrogen produced and sold during the 10-year period beginning on the date the qualified clean hydrogen production facility was originally placed in service. Since the 45V Tax Credit is refundable, we account for the 45V Tax Credit under a government grant model. As a result, during 2025 Olin recorded a $34.5 million reduction to cost of goods sold primarily related to the sale and use of hydrogen produced at certain of our chlor alkali plants. We expect an annual pretax benefit of $15 million to $20 million for years 2026 through 2028, with lower amounts through 2032. The impact of the 45V Tax Credit is included within the Chlor Alkali Products and Vinyls segment results.

Subsequent Event - Litigation Matter
In April 2023, Shintech filed a lawsuit against Olin Corporation and its wholly owned subsidiary, Blue Cube Operations LLC. Shintech alleged that Olin breached a long‑term VCM supply agreement relating to deliveries to Shintech’s PVC facility in Freeport, TX, following a pricing dispute, a 2023 maintenance turnaround at Olin’s Freeport, TX VCM facility, and Olin’s declaration of force majeure at Olin’s Freeport, TX VCM facility. After nearly three years of litigation, on February 10, 2026, the jury returned a verdict in favor of Shintech on its breach‑of‑contract claims. As a result of this verdict, the Company obtained new information related to this litigation loss contingency and recorded a pretax charge of $75.0 million in the fourth quarter 2025. During the first half of 2026, we expect to pay approximately $185 million to Shintech associated with the litigation matter, and previously recorded accruals for a VCM pricing dispute with Shintech.
CONSOLIDATED RESULTS OF OPERATIONS

	Years Ended December 31,
	2025	2024	2023
	($ in millions, except per share data)
Sales	$6,780.8	$6,540.1	$6,833.0
Cost of goods sold	6,279.3	5,802.6	5,667.5
Gross margin	501.5	737.5	1,165.5
Selling and administrative	463.3	408.5	406.7
Restructuring charges	33.4	33.3	89.6
Other operating income	0.5	0.8	42.9
Operating income	5.3	296.5	712.1
Losses of non-consolidated affiliates	(3.1)	—	—
Interest expense	(188.3)	(184.5)	(181.1)
Interest income	4.4	3.7	4.3
Non-operating pension income	20.6	26.0	24.0
Income (loss) before taxes	(161.1)	141.7	559.3
Income tax (benefit) provision	(60.0)	36.7	107.3
Net (loss) income	(101.1)	105.0	452.0
Net loss attributable to noncontrolling interests	(0.6)	(3.6)	(8.2)
Net (loss) income attributable to Olin Corporation	$(100.5)	$108.6	$460.2
Net (loss) income attributable to Olin Corporation per common share:
Basic	$(0.88)	$0.92	$3.66
Diluted	$(0.88)	$0.91	$3.57
2025 Compared to 2024
Sales for 2025 were $6,780.8 million compared to $6,540.1 million in 2024, an increase of $240.7 million, or 4%. Epoxy sales increased by $145.5 million, primarily due to higher volumes, including the impact of Hurricane Beryl in 2024, partially offset by lower pricing. Chlor Alkali Products and Vinyls sales increased by $54.2 million, primarily due to higher volumes, partially offset by lower pricing. Winchester sales increased by $41.0 million, primarily due to increased sales to military customers and military project revenue, partially offset by lower commercial ammunition sales.
Gross margin in 2025 decreased $236.0 million from 2024. Winchester gross margin decreased by $173.5 million, primarily due to lower commercial sales volumes and pricing, and higher raw material and operating costs, including commodity metal and propellant costs. Chlor Alkali Products and Vinyls gross margin decreased by $56.3 million primarily due to lower pricing, primarily EDC, higher raw material and operating costs, including planned maintenance turnaround expenses, partially offset by higher volumes, the impact of Hurricane Beryl in 2024 and a benefit primarily related to the 45V Tax Credit. Epoxy gross margin decreased by $13.8 million primarily due to higher operating costs, including unabsorbed fixed manufacturing costs incurred from planned inventory reductions and planned maintenance turnaround expenses, partially offset by the impact of Hurricane Beryl in 2024. Gross margin as a percentage of sales decreased to 7% in 2025 from 11% in 2024.
Selling and administrative expenses in 2025 increased $54.8 million, or 13%, from 2024. The increase was primarily due to a $75.0 million charge associated with a litigation loss contingency related to a VCM customer dispute and higher stock-based compensation expense of $10.4 million, which includes mark-to-market adjustments, partially offset by a favorable foreign currency impact of $16.6 million and lower consulting and contract services of $13.0 million. Selling and administrative expenses as a percentage of sales increased to 7% in 2025 from 6% in 2024.
Restructuring charges for 2025 were $33.4 million compared to $33.3 million in 2024. Restructuring charges include facility exit costs, lease and other contract termination costs, and employee severance and related benefits costs.
Losses of non-consolidated affiliates relate to Olin’s equity share of the Hidrogenii, LLC joint venture.
Interest expense in 2025 increased $3.8 million from 2024, primarily due to the write-off of unamortized deferred debt issuance costs and costs associated with our first quarter financing transactions including the 2025 Senior Credit Facility, early redemption of the 2025 Notes and the 2027 Notes, and issuance of the 2033 Notes.
Non-operating pension income includes all components of pension and other postretirement net periodic benefit (income) cost, other than service costs. Non-operating pension income was lower for the year ended December 31, 2025 compared to the prior year, primarily due to a lower assumption for the long-term rate of return on plan assets.
The tax benefit for 2025 was $60.0 million, resulting in a tax rate of 37.2%. The effective tax rate was higher than the 21.0% U.S. federal statutory rate, primarily due to state income tax, non-taxable exchange rate results, U.S. federal tax credits and favorable permanent salt depletion deductions, partially offset by foreign income inclusions, changes in tax contingencies and remeasurement of deferred taxes due to a decrease in tax rates in a foreign jurisdiction. Tax expense for 2024 was $36.7 million, resulting in a tax rate of 25.9%. The effective tax rate was higher than the 21.0% U.S. federal statutory rate, primarily due to state income tax, foreign income inclusions, non-deductible exchange rate results, expenses from prior year tax positions and from a net increase in the valuation allowance related to deferred tax assets in foreign jurisdictions, partially offset by favorable permanent salt depletion deductions, benefits associated with stock-based compensation, U.S. federal tax credits purchased at a discount, changes in tax contingencies and remeasurement of deferred taxes due to a decrease in our state effective tax rates.
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
Tax expense for 2024 was $36.7 million, resulting in a tax rate of 25.9%. The effective tax rate was higher than the 21.0% U.S. federal statutory rate, primarily due to state income tax, foreign income inclusions, non-deductible exchange rate results, expenses from prior year tax positions and from a net increase in the valuation allowance related to deferred tax assets in foreign jurisdictions, partially offset by favorable permanent salt depletion deductions, benefits associated with stock-based compensation, U.S. federal tax credits purchased at a discount, changes in tax contingencies and remeasurement of deferred taxes due to a decrease in our state effective tax rates. Tax expense for 2023 was $107.3 million, resulting in a tax rate of 19.2%. The effective tax rate was lower than the 21.0% U.S. federal statutory rate primarily due to a favorable foreign rate differential, favorable permanent salt depletion deductions, benefits associated with a legal entity liquidation, prior year tax positions, stock-based compensation, remeasurement of deferred taxes due to a decrease in our state effective tax rates and foreign rate changes, and from a change in tax contingencies, partially offset by state income tax, an increase in the valuation allowance related to losses in foreign jurisdictions and foreign income inclusions.
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

	Years Ended December 31,
	2025	2024	2023
Sales:	($ in millions)
Chlor Alkali Products and Vinyls	$3,684.4	$3,630.2	$3,995.1
Epoxy	1,371.8	1,226.3	1,329.2
Winchester	1,724.6	1,683.6	1,508.7
Total sales	$6,780.8	$6,540.1	$6,833.0

Income before taxes:
Chlor Alkali Products and Vinyls	$181.1	$296.4	$664.2
Epoxy	(103.5)	(85.0)	(31.0)
Winchester	67.7	237.9	255.6
Corporate/Other:
Environmental expense(1)	(24.5)	(30.2)	(23.7)
Other corporate and unallocated costs	(85.7)	(90.1)	(106.3)
Restructuring charges	(33.4)	(33.3)	(89.6)
Other operating income(2)	0.5	0.8	42.9
Interest expense	(188.3)	(184.5)	(181.1)
Interest income	4.4	3.7	4.3
Non-operating pension income	20.6	26.0	24.0
Income before taxes	$(161.1)	$141.7	$559.3
(1)Environmental expense for the years ended December 31, 2025 and 2023, included $1.0 million and $6.4 million, respectively, of insurance recoveries for environmental costs incurred and expensed in prior periods. Environmental expense is included in cost of goods sold in the consolidated statements of operations.
(2)Other operating income for the year ended December 31, 2023, included a gain of $27.0 million from the sale of our domestic private trucking fleet and operations and an insurance recovery of $15.6 million associated with a second quarter 2022 business interruption at our Plaquemine, LA, Chlor Alkali Products and Vinyls facility.
Chlor Alkali Products and Vinyls
2025 Compared to 2024
Chlor Alkali Products and Vinyls sales for 2025 were $3,684.4 million compared to $3,630.2 million in 2024, an increase of $54.2 million, or 1%. The sales increase was primarily due to higher volumes, partially offset by lower pricing, primarily EDC.

Chlor Alkali Products and Vinyls reported segment income of $181.1 million for 2025 compared to segment income of $296.4 million for 2024, a decrease of $115.3 million. The decrease in Chlor Alkali Products and Vinyls operating results were primarily due to lower pricing ($227.5 million), primarily EDC, higher raw material and operating costs ($151.0 million), including planned maintenance turnaround expenses, and a charge associated with a litigation loss contingency related to a VCM customer dispute ($75.0 million). These decreases were partially offset by higher volumes ($134.3 million), the negative impact of Hurricane Beryl in 2024 resulting in incremental costs to restore operations, unabsorbed fixed manufacturing costs, and reduced profit from lost sales ($93.6 million), lower costs associated with products purchased from other parties ($75.7 million) and a benefit primarily related to the 45V Tax Credit ($34.5 million). Chlor Alkali Products and Vinyls segment results included depreciation and amortization expense of $423.6 million and $424.6 million in 2025 and 2024, respectively.
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
Epoxy
2025 Compared to 2024
Epoxy sales were $1,371.8 million for 2025 compared to $1,226.3 million in 2024, an increase of $145.5 million, or 12%. The sales increase was due to higher volumes ($206.2 million), including the impact of lost sales associated with Hurricane Beryl in 2024, and a favorable effect of foreign currency translation ($11.1 million), partially offset by lower product pricing ($71.8 million).
Epoxy reported segment loss of $(103.5) million for 2025 compared to segment loss of $(85.0) million for 2024, a decrease in segment results of $18.5 million. The decrease in Epoxy segment results was due to higher operating costs ($104.7 million), including unabsorbed fixed manufacturing costs incurred from planned inventory reductions and planned maintenance turnaround expenses, and lower product pricing ($71.8 million), partially offset by lower raw material costs ($76.4 million), primarily benzene and propylene, the negative impact of Hurricane Beryl in 2024 resulting in incremental costs to restore operations, unabsorbed fixed manufacturing costs, and reduced profit from lost sales ($32.7 million) and increased volumes ($48.9 million). A significant percentage of our Euro denominated sales are of products manufactured within Europe. As a result, the impact of foreign currency translation on revenue is primarily offset by the impact of foreign currency translation on raw materials and manufacturing costs also denominated in Euros. Epoxy segment results included depreciation and amortization expense of $51.7 million and $53.7 million in 2025 and 2024, respectively.
2024 Compared to 2023
Epoxy sales were $1,226.3 million for 2024 compared to $1,329.2 million in 2023, a decrease of $102.9 million, or 8%. The sales decrease was due to lower product prices ($148.3 million) and an unfavorable effect of foreign currency translation ($4.5 million), partially offset by increased sales volumes ($49.9 million), which were negatively impacted by Hurricane Beryl.
Epoxy reported segment loss of $(85.0) million for 2024 compared to $(31.0) million for 2023, a decrease in segment results of $54.0 million. The decrease was due to lower product prices ($148.3 million), which continues to be impacted by significant exports out of Asia into the European and North American markets, and the negative impact of Hurricane Beryl resulting in incremental costs to restore operations, unabsorbed fixed manufacturing costs, and reduced profit from lost sales ($32.7 million), partially offset by increased volumes and improved product mix ($76.4 million) and lower raw material and operating costs ($50.6 million). A significant percentage of our Euro denominated sales are of products manufactured within Europe. As a result, the impact of foreign currency translation on revenue is primarily offset by the impact of foreign currency translation on raw materials and manufacturing costs also denominated in Euros. Epoxy segment results included depreciation and amortization expense of $53.7 million and $57.4 million in 2024 and 2023, respectively.

Winchester
2025 Compared to 2024
Winchester sales were $1,724.6 million for 2025 compared to $1,683.6 million in 2024, an increase of $41.0 million, or 2%. The sales increase was due to higher sales to military customers and military project revenue ($250.4 million), partially offset by lower sales to commercial customers ($200.2 million) and law enforcement agencies ($9.2 million).
Winchester reported segment income of $67.7 million for 2025 compared to $237.9 million for 2024, a decrease of $170.2 million. The decrease in segment results was due to an unfavorable sales mix ($70.0 million), higher raw material and operating costs ($58.1 million), including commodity metal and propellant costs, and lower product pricing ($42.1 million). Winchester segment results included depreciation and amortization expense of $34.2 million and $33.8 million in 2025 and 2024, respectively.
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
Corporate/Other
2025 Compared to 2024
For the year ended December 31, 2025, charges to income for environmental investigatory and remedial activities were $24.5 million, compared to $30.2 million for the year ended December 31, 2024. These charges relate primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites. For the year ended December 31, 2025, environmental expense included $1.0 million of insurance recoveries for environmental costs incurred and expensed in prior periods.
For 2025, other corporate and unallocated costs were $85.7 million compared to $90.1 million for 2024, a decrease of $4.4 million, or 5%. The decrease was primarily due to a favorable foreign currency impact ($16.6 million) and lower legal and legal-related settlement expenses ($4.5 million), partially offset by higher stock-based compensation costs ($10.4 million), which includes mark-to-market adjustments, and higher depreciation and amortization expense ($6.1 million).
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
Restructurings
Pretax restructuring charges related to our restructuring and optimization efforts include facility exit costs, lease and other contract termination costs, employee severance and related benefits costs and non-cash write-off of equipment and facilities. Pretax restructuring charges for the years ended 2025, 2024 and 2023 were as follows:

	Years Ended December 31,
	2025	2024	2023
Restructuring Charges	($ in millions)
Restructuring charges	33.4	33.3	89.6

We have included additional information with respect to our restructuring charges within Item 8—“Financial Statements and Supplementary Data,” within Note 5, “Restructuring Charges” of our notes to consolidated financial statements.
2026 OUTLOOK
During the fourth quarter 2025, Chlor Alkali Products and Vinyls segment results included a $75 million pretax charge associated with a litigation loss contingency related to a VCM customer dispute. Due to this non-recurring charge, we expect first quarter 2026 operating results from our Chemicals businesses to be higher than the fourth quarter 2025 but to be negatively impacted by higher planned maintenance turnaround costs and higher raw material costs, including increased power costs. We expect our Winchester business first quarter 2026 results to modestly increase from fourth quarter 2025 due to more normalized inventories at our retail customers. Overall, we expect Olin’s first quarter 2026 operating results to be higher than the fourth quarter 2025 levels.
Other corporate and unallocated costs in 2026 are expected to be higher than the $85.7 million in 2025.
During 2026, we anticipate environmental expenses in the $25 million to $35 million range, compared to $24.5 million in 2025.
We expect non-operating pension income in 2026 to be lower than the $20.6 million in 2025. Based on our plan assumptions and estimates, we will not be required to make any cash contributions to our domestic qualified defined benefit pension plan in 2026. We have several international qualified defined benefit pension plans for which we anticipate cash contributions of less than $5 million in 2026.
During the first half of 2026, we expect to pay approximately $185 million to Shintech associated with the litigation matter discussed in Note 22, “Commitments and Contingencies” of our notes to consolidated financial statements, and previously recorded accruals for a VCM pricing dispute with Shintech.
In 2026, we currently expect our capital spending to be approximately $200 million. We expect 2026 depreciation and amortization expense to be approximately $475 million.
We currently believe the 2026 effective tax rate will be in the 20% to 30% range. We expect to receive refunds from prior years related to the clean hydrogen production tax credit under Section 45V as part of the Inflation Reduction Act of 2022. Factoring in these refunds, we expect cash taxes to be in the range of a net refund of $20 million to a net payment of $20 million.
PENSION AND POSTRETIREMENT BENEFITS
We recorded an after-tax benefit of $39.9 million ($52.1 million pretax) to shareholders’ equity as of December 31, 2025, for our pension and other postretirement plans. This benefit primarily reflects a favorable performance on plan assets and a 60-basis point increase in the international defined benefit pension plans’ discount rate, partially offset by a 30-basis point decrease in the domestic pension plans’ discount rate during 2025.
In 2024, we recorded an after-tax benefit of $21.7 million ($29.7 million pretax) to shareholders’ equity as of December 31, 2024, for our pension and other postretirement plans. This benefit primarily reflected a 50-basis point increase in the domestic pension plans’ discount rate and a 20-basis point increase in the international defined benefit pension plans’ discount rate, partially offset by an unfavorable performance on plan assets during 2024.
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
Based on our plan assumptions and estimates, we will not be required to make any cash contributions to the domestic qualified defined benefit pension plan at least through 2026.
In connection with our international qualified defined benefit pension plans, we made cash contributions of $0.7 million, $1.3 million and $1.0 million in 2025, 2024 and 2023, respectively, and we anticipate less than $5 million of cash contributions to international qualified defined benefit pension plans in 2026.
At December 31, 2025, the projected benefit obligation of $2,024.8 million exceeded the market value of assets in our qualified defined benefit pension plans by $97.9 million, as calculated under Accounting Standards Codification (ASC) 715 “Compensation—Retirement Benefits.”

Components of net periodic benefit (income) costs were:

	Years Ended December 31,
	2025	2024	2023
Net Periodic Benefit (Income) Costs	($ in millions)
Pension benefits	$(17.8)	$(22.4)	$(20.7)
Other postretirement benefit costs	2.5	2.1	3.1
The service cost component of net periodic benefit (income) costs related to employees of the operating segments are allocated to the operating segments based on their respective estimated census data.
We have included additional information with respect our defined benefit pension plans and other postretirement benefit plans within Item 8—“Financial Statements and Supplementary Data,” Note 12, “Pension Plans,” and Note 13, “Postretirement Benefits,” of our notes to consolidated financial statements.
ENVIRONMENTAL MATTERS

	Years Ended December 31,
	2025	2024	2023
Cash Outlays	($ in millions)
Remedial and investigatory spending (charged to reserve)	$25.7	$27.3	$25.9
Capital spending	0.8	1.0	1.3
Plant operations (charged to cost of goods sold)	191.0	177.0	176.2
Total cash outlays	$217.5	$205.3	$203.4
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
Total environmental-related cash outlays for 2026 are estimated to be approximately $210 million, of which approximately $25 million to $35 million is expected to be spent on investigatory and remedial efforts, approximately $6 million on capital projects and approximately $175 million on normal plant operations. Historically, we have funded our environmental capital expenditures through cash flow from operations and expect to do so in the future.
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
Our liabilities for future environmental expenditures were as follows:

	December 31,
	2025	2024
Environmental Liabilities	($ in millions)
Beginning balance	$156.5	$153.6
Charges to income	25.5	30.2
Remedial and investigatory spending	(25.7)	(27.3)
Ending balance	$156.3	$156.5
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
We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we expect to incur to protect our interests against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $11.4 million at December 31, 2025. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and operation, maintenance and monitoring (OM&M) expenses that, in our experience, we expect to incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.
Environmental provisions charged to income, which are included in cost of goods sold, were as follows:

	Years Ended December 31,
	2025	2024	2023
Environmental Expense	($ in millions)
Provisions charged to income	$25.5	$30.2	$30.1
Insurance recoveries(1)	(1.0)	—	(6.4)
Environmental expense	$24.5	$30.2	$23.7
(1)     Insurance recoveries for costs incurred and expensed in prior periods.
These charges relate primarily to remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites and may be material to operating results in future years.
We have included additional information with respect to environmental matters within Item 8—“Financial Statements and Supplementary Data,” Note 20, “Environmental,” of our notes to consolidated financial statements.
LEGAL MATTERS AND CONTINGENCIES
Discussion of legal matters and contingencies can be referred to under Item 8—“Financial Statements and Supplementary Data,” within Note 22, “Commitments and Contingencies” of our notes to consolidated financial statements.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Data

	Years Ended December 31,
	2025	2024	2023
Cash Provided by (Used for)	($ in millions)
Net operating activities	$474.2	$503.2	$974.3
Capital expenditures	(226.3)	(195.1)	(236.0)
Business acquired in purchase transaction, net of cash acquired	(55.8)	—	(63.9)
Payments under other long-term supply contracts	(31.0)	(58.6)	(64.5)
Proceeds from disposition of property, plant and equipment	—	—	28.8
Investments in non-consolidated affiliates	(1.8)	(23.0)	—
Net investing activities	(319.6)	(283.7)	(340.8)
Long-term debt (repayments) borrowings, net	(11.2)	169.7	85.9
Common stock repurchased and retired	(50.5)	(300.3)	(711.3)
Stock options exercised	2.3	23.9	25.4
Dividends paid	(91.6)	(94.2)	(101.0)
Contributions received from noncontrolling interests	—	—	44.1
Net financing activities	(163.0)	(212.6)	(656.9)

Operating Activities
For 2025, cash provided by operating activities decreased by $29.0 million from 2024, primarily due to decreased operating results, partially offset by a benefit in working capital compared with a use of working capital in the prior year. For 2025, working capital decreased $143.1 million, compared to an increase of $19.9 million in 2024. Receivables decreased by $123.7 million, primarily as a result of an improved days sales outstanding for 2025. Inventories decreased by $80.0 million primarily as a result of inventory reduction initiatives in our Epoxy business. Income taxes payable, net of income taxes receivable, decreased by $179.8 million from December 31, 2024, primarily due to timing of international tax payments and Inflation Reduction Act tax credits recognized in 2025. Accounts payable and accrued liabilities increased $128.0 million from December 31, 2024, which includes an increase in accruals associated with a litigation matter discussed within Note 22, “Commitments and Contingencies,” of the notes to consolidated financial statements. During the first half of 2026, we expect to pay approximately $185 million to Shintech associated with the litigation matter, and previously recorded accruals for a VCM pricing dispute with Shintech.
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
Investing Activities
Capital spending was $226.3 million and $195.1 million in 2025 and 2024, respectively. In 2026, we expect our capital spending to be in the $200 million range. Our capital spending forecast represents normal capital spending to maintain our current operating facilities.
For the year ended December 31, 2025, payments of $31.0 million were made under other long-term supply contracts related to our Stade, Germany facility. Our payments for this project were completed in 2025. For the year ended December 31, 2024, payments of $58.6 million were made under other long-term supply contracts for energy modernization projects on the U.S. Gulf Coast. Our payments for this project were completed in 2024.
On April 18, 2025, Olin acquired AMMO, Inc.’s small caliber ammunition manufacturing assets for total consideration of $55.8 million. The acquisition was financed with cash on hand.
For the years ended December 31, 2025 and 2024, we contributed capital of $1.8 million and $23.0 million, respectively, in a non-consolidated affiliate, Hidrogenii, a joint venture between Plug Power, Inc. and Olin Corporation.

Financing Activities
During 2025 and 2024, activity with respect to our outstanding debt included:

	December 31,
	2025	2024
Long-term Debt Borrowings (Repayments)	($ in millions)
Borrowings
Term Loan Facilities	$650.0	$—
Revolving Credit Facilities	790.0	490.0
Receivables Financing Agreements	715.0	591.9
2033 Notes	600.0	—
Total borrowings	2,755.0	1,081.9
Repayments
Go zone bonds, due 2024	—	(50.0)
Recovery zone bonds, due 2024	—	(20.0)
Term Loan Facilities	(344.7)	(8.8)
Revolving Credit Facilities	(960.0)	(388.0)
Receivables Financing Agreements	(850.0)	(445.4)
Industrial development and environmental improvement obligations	(2.9)	—
2025 Notes	(108.6)	—
2027 Notes	(500.0)	—
Total repayments	(2,766.2)	(912.2)
Long-term debt (repayments) borrowings, net	$(11.2)	$169.7
In 2025 we paid debt issuance costs of $12.0 million associated with the 2033 Notes and the 2025 Senior Credit Facility. In 2024, we paid debt issuance costs of $1.2 million associated with the 2024 Receivables Financing Agreement.
For the years ended December 31, 2025 and 2024, 2.2 million and 5.9 million shares, respectively, of common stock were repurchased and retired at a total value of $50.5 million and $300.3 million, respectively.
For the years ended December 31, 2025 and 2024, we issued 0.1 million and 0.9 million shares, respectively, with a total value of $2.3 million and $23.9 million, respectively, representing stock options exercised. For the year ended December 31, 2024, we withheld and paid $10.5 million for employee taxes on share-based payment arrangements.
The percentage of total debt to total capitalization increased to 60.2% as of December 31, 2025, from 58.0% as of December 31, 2024, primarily as a result of lower shareholders’ equity, primarily due to our operating results, dividends paid, and common stock repurchases.
Dividends per common share were $0.80 in 2025 and 2024. Total dividends paid on common stock amounted to $91.6 million and $94.2 million in 2025 and 2024, respectively. On February 19, 2026, our Board of Directors declared a dividend of $0.20 per share on our common stock, payable on March 13, 2026, to shareholders of record on March 3, 2026.
The payment of future cash dividends is subject to the discretion of our Board of Directors and will be determined in light of then-current conditions, including our earnings, our operations, our financial condition, our capital requirements and other factors deemed relevant by our Board of Directors. In the future, our Board of Directors may change our dividend policy, including the frequency or amount of any dividend, in light of then-existing conditions.
Liquidity and Other Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, cash flow from operations and borrowings under our Senior Secured Revolving Credit Facility and our 2024 Receivables Financing Agreement (as defined below). Additionally, we believe that we have access to the high-yield debt and equity markets.
On March 14, 2025, Olin issued $600.0 million aggregate principal amount of 2033 Notes, in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. Interest on the 2033 Notes is paid semi-annually and began on October 1, 2025.
On March 14, 2025, Olin entered into the 2025 Senior Credit Facility, which increased the borrowing limit of our then-existing 2022 Senior Credit Facility by $300.0 million and extended the maturity date from October 11, 2027 to March 14,

2030. The 2025 Senior Credit Facility includes a term loan facility with aggregate commitments of $650.0 million (2025 Term Loan Facility) and a revolving credit facility with aggregate commitments of $1,200.0 million (2025 Revolving Credit Facility).
The 2025 Term Loan Facility replaced Olin’s then-existing 2022 Term Loan Facility (collectively, with the 2025 Term Loan Facility, the Term Loan Facilities). The 2025 Term Loan Facility requires principal amortization payments that began on June 30, 2025 at a rate of 0.625% per quarter through March 31, 2027, increasing to 1.250% per quarter thereafter, until maturity, and was fully drawn on the closing date.
The 2025 Revolving Credit Facility replaced Olin’s then-existing 2022 Revolving Credit Facility (collectively, with the 2025 Revolving Credit Facility, the Revolving Credit Facilities). The 2025 Revolving Credit Facility includes a $100.0 million letter of credit subfacility.
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
We were in compliance with all covenants and restrictions under all our outstanding debt agreements as of December 31, 2025, and no event of default had occurred under any of our outstanding debt agreements that would permit the acceleration of the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As of December 31, 2025, as a result of our restrictive covenant related to the leverage ratio, the maximum additional borrowings available to us was $825.3 million. This limitation restricts our ability to borrow the maximum amounts available under the 2025 Revolving Credit Facility and the 2024 Receivables Financing Agreement. As of December 31, 2025, there were no other covenants or restrictions that would have limited our ability to borrow.
On February 19, 2026, we executed the Senior Secured Credit Facility which, among other things, modified the financial covenants to be less restrictive and incorporated guarantees and collateral by certain of our domestic subsidiaries. The Senior Secured Credit Facility maintained the 2025 Term Loan Facility, as amended (Secured Term Loan Facility) and the 2025 Revolving Credit Facility, as amended (Senior Secured Revolving Credit Facility). The amendment required all remaining principal amortization payments under the Secured Term Loan Facility to be satisfied. Borrowings under the Senior Secured Revolving Credit Facility were used to satisfy the $109.7 million remaining principal amortization payments under the Secured Term Loan Facility. The maturity date for the Senior Secured Credit Facility remained March 14, 2030.
The amendment requires that the obligations under the Senior Secured Credit Facility be guaranteed by certain of our domestic subsidiaries and are also secured by liens on Collateral, other than certain principal properties and capital stock of subsidiaries, and subject to certain other exceptions. The amendment provides that substantially all guarantees under the Senior Secured Credit Facility and liens on Collateral be released automatically upon notice by Olin, or after September 30, 2027, upon which time all covenant reliefs expire.
Under the Senior Secured Credit Facility, we may select various floating rate borrowing options. The actual interest rate paid on borrowings under the Senior Secured Credit Facility is based on a pricing grid which is dependent upon the net leverage ratio as calculated under the terms of the applicable facility for the prior fiscal quarter. The Senior Secured Credit Facility includes various customary restrictive covenants, including restrictions related to the ratio of secured debt to earnings before interest expense, taxes, depreciation and amortization (net leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio). The calculation of secured debt in our net leverage ratio excludes borrowings under the 2024 Receivables Financing Agreement, up to a maximum of $425.0 million.
We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of the date of the amendment, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As a result of our restrictive covenant related to the net leverage ratio, the maximum additional borrowings available to us could be limited in the future. The limitation, if an amendment or waiver from our lenders is not obtained, could restrict our ability to borrow the maximum amounts available under the Senior Secured Revolving Credit Facility and the 2024 Receivables Financing Agreement.
We believe, based on current and projected levels of cash flow from our operations, together with our cash and cash equivalents on hand and the availability to borrow under our Senior Secured Revolving Credit Facility and 2024 Receivables Financing Agreement, we have the ability to access sufficient liquidity to meet our short-term and long-term needs, to make required payments of interest on our debt, fund our operating needs, working capital and our capital expenditure requirements, and comply with the financial ratios and other covenants and restrictions in our debt agreements.
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
For the year ended December 31, 2025, 2.2 million shares of common stock were repurchased and retired at a total value of $50.5 million. As of December 31, 2025, a cumulative total of 27.4 million shares have been repurchased and retired at a total value of $1,351.1 million under the 2022 Repurchase Authorization program, and $1,948.9 million of common stock remained authorized to be repurchased under the 2022 Repurchase Authorization and 2024 Repurchase Authorization programs.
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
Under the Receivables Financing Agreements, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the Receivables Financing Agreements incorporate the net leverage ratio covenant that is contained in the 2025 Senior Credit Facility. On February 19, 2026, the 2024 Receivables Financing Agreement incorporated the net leverage ratio covenant relief that is contained in the Senior Secured Credit Facility. As of December 31, 2025 and 2024, we had $340.0 million and $475.0 million, respectively, drawn under the Receivables Financing Agreements. As of December 31, 2025, $588.8 million of our trade receivables were pledged as collateral and we had $105.5 million of additional borrowing capacity under the 2024 Receivables Financing Agreement, which was subject to the maximum additional borrowings noted above and limited by our borrowing base.
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
The following table summarizes the AR Facilities activity:

December 31,
2024
AR Facilities
Beginning balance	$63.3
Gross receivables sold	552.1
Payments received from customers on sold accounts	(615.4)
Ending balance	$—
The factoring discount paid under the AR Facilities was recorded as interest expense on the consolidated statements of operations. The factoring discount for the year ended December 31, 2024 was $3.0 million.
We have registered the sale of an undetermined number of securities with the SEC, so that, from time-to-time, we may issue, offer and sell debt securities, preferred stock, common stock and/or warrants to purchase any such securities pursuant to a registration statement.
Credit Ratings
We receive ratings from three independent credit rating agencies: Fitch Ratings (Fitch), Moody's Investor Service (Moody's) and Standard & Poor's (S&P). The following table summarizes our credit ratings as of February 19, 2026:

Credit Rating Agency	Long-term Rating	Outlook
Fitch Ratings	BBB-	Stable
Moody’s Investors Service	Ba1	Negative
Standard & Poor’s	BB	Negative
On February 18, 2026, S&P downgraded Olin to BB (from BB+) and affirmed its negative outlook. On January 14, 2026, Fitch affirmed Olin’s BBB- rating and stable outlook. On November 20, 2025, Moody’s affirmed Olin’s Ba1 rating and revised its outlook from stable to negative.

Contractual Obligations
Our current debt structure is used to fund our business operations. As of December 31, 2025, we had long-term borrowings, including the current installment, of $2,827.3 million, of which $1,060.8 million was at variable rates. We expect to meet our contractual obligations through our normal sources of liquidity and believe we have the financial resources to satisfy these contractual obligations.
We have several defined benefit pension and defined contribution plans, as described in Note 12, “Pension Plans,” and Note 16, “Defined Contribution Plans,” in the notes to consolidated financial statements, contained in Item 8—“Financial Statements and Supplementary Data.” We fund the defined benefit pension plans based on the minimum amounts required by law plus such amounts we deem appropriate. Given the inherent uncertainty as to actual minimum funding requirements for qualified defined benefit pension plans, no amounts are included in this table for any period beyond one year for the domestic qualified defined benefit plan. Based on the current funding requirements, we will not be required to make any cash contributions to the domestic qualified defined benefit pension plan at least through 2026. We also have postretirement healthcare plans that provide health and life insurance benefits to certain retired employees and their beneficiaries, as described in Note 13, “Postretirement Benefits,” in the notes to consolidated financial statements contained in Item 8—“Financial Statements and Supplementary Data.” The defined contribution and other postretirement plans are not prefunded, and expenses are paid by us as incurred.
Our long-term contractual commitments associated with debt, contingent tax liabilities, pension and other postretirement benefits consisted of the following:

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Contractual Commitments	($ in millions)
Debt obligations(1)	$109.7	$340.0	$1,712.7	$683.0	$2,845.4
Interest payments under debt obligations(2)	157.6	293.6	174.7	105.6	731.5
Contingent tax liability	7.0	16.0	2.9	3.0	28.9
International qualified pension plan payments(3)	12.1	21.4	23.1	209.9	266.5
Non-qualified pension plan payments	0.5	0.7	0.8	1.3	3.3
Postretirement benefit payments	2.3	4.3	4.1	19.8	30.5
Total	$289.2	$676.0	$1,918.3	$1,022.6	$3,906.1
(1)Excludes unamortized debt issuance costs of $18.1 million at December 31, 2025. All debt obligations are assumed to be held until maturity.
(2)For the purposes of this table, we have assumed for all periods presented that there are no changes in the interest rates from those in effect at December 31, 2025, which ranged from 4.7% to 6.6%.
(3)These amounts are only estimated benefit payments for our foreign qualified pension plans, assuming a weighted average annual expected rate of return on pension plan assets of 4.2% and a discount rate on pension plan obligations of 4.0%. These estimated payments are subject to significant variation and the actual payments may be more than the amounts estimated. In connection with our international qualified defined benefit pension plans we made cash contributions of $0.7 million, $1.3 million and $1.0 million in 2025, 2024 and 2023, respectively, and we anticipate less than $5 million of cash contributions to international qualified defined benefit pension plans in 2026.
Non-cancelable operating leases and purchasing commitments are utilized in our normal course of business for our projected needs. Our operating lease commitments as described in Item 8—“Financial Statements and Supplementary Data,” Note 21, “Leases,” in the notes to the consolidated financial statements, are primarily for railcars, but also include logistics, manufacturing, storage, real estate, and information technology assets. Virtually none of our lease agreements contain escalation clauses or step rent provisions. We also have supply contracts with various third parties for certain raw materials, including ethylene, electricity, propylene and cumene. These contracts have initial terms ranging from several to 20 years. Our long-term contractual commitments associated with operating leases and purchasing commitments consisted of the following:

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Lease and Purchase Commitments	($ in millions)
Lease Commitments
Operating leases	$72.3	$113.7	$79.6	$120.7	$386.3

Purchase Commitments
Raw materials / utilities	720.2	1,187.8	1,020.3	2,631.1	5,559.4
Capital expenditures	6.6	—	—	—	6.6
Total purchase commitments	$726.8	$1,187.8	$1,020.3	$2,631.1	$5,566.0
Other Guarantees
We also have standby letters of credit outstanding of $161.4 million of which $0.4 million have been issued under our 2025 Revolving Credit Facility. The letters of credit were used to support certain long-term debt, workers compensation insurance policies, plant closure and post-closure obligations, international payment obligations and international pension funding requirements.
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
NEW ACCOUNTING PRONOUNCEMENTS
Discussion of new accounting pronouncements can be referred to under Item 8—“Financial Statements and Supplementary Data,” within Note 3, “Recent Accounting Pronouncements” of our notes to consolidated financial statements.
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
We use cash flow hedges for certain raw material and energy costs such as copper, zinc, ethane, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in our manufacturing process. Settlements on commodity derivative contracts resulted in gains

(losses) of $16.6 million, $(30.6) million, and $(72.5) million in 2025, 2024, and 2023, respectively, which were included in cost of goods sold. At December 31, 2025, we had open derivative notional contract positions through 2028 totaling $218.6 million. If all open futures contracts had been settled on December 31, 2025, we would have recognized a pretax gain of $7.8 million.
If commodity prices were to remain at December 31, 2025 levels, approximately $3.5 million of deferred gains, net of tax, would be reclassified into earnings during the next twelve months. The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.
We use interest rate swaps as a means of minimizing cash flow fluctuations that may arise from volatility in interest rates of our variable-rate borrowings. We also use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps. There were no outstanding interest rate swaps at December 31, 2025 and 2024.
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

	December 31,
	2025	2024
Foreign Currency	($ in millions)
Buy	—	—
Sell	134.0	133.7
Our foreign currency forward contracts and certain commodity derivatives did not meet the criteria to qualify for hedge accounting. The effect on operating results of items not qualifying for hedge accounting was a (loss) gain of $(16.8) million, $17.0 million and $(15.7) million in 2025, 2024 and 2023, respectively.
The fair value of our derivative asset and liability balances were:

	December 31,
	2025	2024
Derivative Assets and Liabilities	($ in millions)
Other current assets	$20.5	$14.5
Other assets	3.3	2.0
Total derivative asset	$23.8	$16.5
Accrued liabilities	$16.6	$3.3
Other liabilities	—	0.4
Total derivative liability	$16.6	$3.7
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
Energy costs, including electricity and natural gas, and certain raw materials used in our production processes are subject to price volatility. Depending on market conditions, we may enter into futures contracts, forward contracts, commodity swaps and put and call option contracts in order to reduce the impact of commodity price fluctuations. As of December 31, 2025, we maintained open positions on commodity contracts with a notional value totaling $218.6 million ($204.5 million at December

31, 2024). Assuming a hypothetical 10% increase in commodity prices, which are currently hedged, as of December 31, 2025, we would experience a $21.9 million ($20.5 million at December 31, 2024) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.
We transact business in various foreign currencies other than the USD which exposes us to movements in exchange rates which may impact revenue and expenses, assets and liabilities and cash flows. Our significant foreign currency exposure is denominated with European currencies, primarily the Euro, although exposures also exist in other currencies of Asia Pacific, Latin America, Middle East and Africa. For all derivative positions, we evaluated the effects of a 10% shift in exchange rates between those currencies and the USD, holding all other assumptions constant. Unfavorable currency movements of 10% would negatively affect the fair values of the derivatives held to hedge currency exposures by $13.4 million ($13.4 million at December 31, 2024). These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.
We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Our current debt structure is used to fund business operations, and commitments from banks under our Senior Secured Revolving Credit Facility and 2024 Receivables Financing Agreement are sources of liquidity. As of December 31, 2025, we had long-term borrowings, including current installments of long-term debt and finance lease obligations, of $2,827.3 million ($2,842.2 million at December 31, 2024) of which $1,060.8 million ($1,063.4 million at December 31, 2024) was issued at variable rates. Included within long-term borrowings on the consolidated balance sheets were deferred debt issuance costs.
Assuming no changes in the $1,060.8 million of variable-rate debt levels from December 31, 2025, we estimate that a hypothetical change of 100-basis points in the secured overnight financing rate (SOFR) from 2025 would impact annual interest expense by $10.6 million.
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
The management of Olin Corporation has assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013) to guide our analysis and assessment. Based on our assessment as of December 31, 2025, the company’s internal control over financial reporting was effective based on those criteria.
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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Olin Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Evaluation of Environmental Obligations
As discussed in notes 2 and 20 to the consolidated financial statements, the Company has recorded liabilities for future environmental expenditures of $156.3 million as of December 31, 2025. The Company accrues a liability for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based upon current law and existing technologies. The liability is adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available.
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

St. Louis, Missouri
February 20, 2026

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets
($ in millions, except per share data)

	December 31,
Assets	2025	2024
Current assets:
Cash and cash equivalents	$167.6	$175.6
Receivables, net	844.5	1,007.8
Income taxes receivable	66.6	11.5
Inventories, net	784.5	823.5
Other current assets	107.9	61.4
Total current assets	1,971.1	2,079.8
Property, plant and equipment, net	2,196.9	2,328.4
Operating lease assets, net	298.6	302.2
Deferred income taxes	47.2	53.4
Other assets	1,210.0	1,185.1
Intangible assets, net	174.4	206.6
Goodwill	1,427.6	1,423.6
Total assets	$7,325.8	$7,579.1
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$109.7	$129.0
Accounts payable	806.1	861.6
Income taxes payable	23.9	141.3
Current operating lease liabilities	59.7	64.8
Accrued liabilities	630.1	435.5
Total current liabilities	1,629.5	1,632.2
Long-term debt	2,717.6	2,713.2
Operating lease liabilities	252.5	243.2
Accrued pension liability	200.9	197.7
Deferred income taxes	317.6	430.5
Other liabilities	337.1	306.9
Total liabilities	5,455.2	5,523.7
Commitments and contingencies
Shareholders’ equity:
Common stock, $1.00 par value per share:
Authorized, 240.0 shares; issued and outstanding, 113.6 and 115.7 shares	113.6	115.7
Accumulated other comprehensive loss	(414.5)	(450.1)
Retained earnings	2,139.8	2,357.5
Olin Corporation’s shareholders’ equity	1,838.9	2,023.1
Noncontrolling interests	31.7	32.3
Total equity	1,870.6	2,055.4
Total liabilities and equity	$7,325.8	$7,579.1

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations
($ in millions, except per share data)

	Years Ended December 31,
	2025	2024	2023
Sales	$6,780.8	$6,540.1	$6,833.0
Operating expenses:
Cost of goods sold	6,279.3	5,802.6	5,667.5
Selling and administrative	463.3	408.5	406.7
Restructuring charges	33.4	33.3	89.6
Other operating income	0.5	0.8	42.9
Operating income	5.3	296.5	712.1
Losses of non-consolidated affiliates	(3.1)	—	—
Interest expense	(188.3)	(184.5)	(181.1)
Interest income	4.4	3.7	4.3
Non-operating pension income	20.6	26.0	24.0
Income (loss) before taxes	(161.1)	141.7	559.3
Income tax (benefit) provision	(60.0)	36.7	107.3
Net (loss) income	(101.1)	105.0	452.0
Net loss attributable to noncontrolling interests	(0.6)	(3.6)	(8.2)
Net (loss) income attributable to Olin Corporation	$(100.5)	$108.6	$460.2

Net (loss) income attributable to Olin Corporation per common share:
Basic	$(0.88)	$0.92	$3.66
Diluted	$(0.88)	$0.91	$3.57
Weighted-average common shares outstanding:
Basic	114.6	117.8	125.9
Diluted	114.6	119.5	128.8

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Comprehensive Income
($ in millions)

	Years Ended December 31,
	2025	2024	2023
Net (loss) income	$(101.1)	$105.0	$452.0
Other comprehensive income (loss), net of tax:
Foreign currency translation	(6.3)	(6.2)	(1.1)
Cash flow hedges	(1.9)	26.2	14.1
Pension and postretirement benefits	43.8	26.2	(13.4)
Total other comprehensive income (loss), net of tax	35.6	46.2	(0.4)
Comprehensive (loss) income	(65.5)	151.2	451.6
Comprehensive loss attributable to noncontrolling interests	(0.6)	(3.6)	(8.2)
Comprehensive (loss) income attributable to Olin Corporation	$(64.9)	$154.8	$459.8

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
($ in millions, except per share data)

	Years Ended December 31,
	2025	2024	2023
Common Stock
Balance at beginning of year	$115.7	$120.2	$132.3
Common stock repurchased and retired	(2.2)	(5.9)	(13.3)
Common stock issued for:
Stock options exercised	0.1	0.9	1.0
Other transactions	—	0.5	0.2
Balance at end of year	113.6	115.7	120.2
Additional Paid-In Capital
Balance at beginning of year	—	24.8	682.7
Common stock repurchased and retired	(22.7)	(53.8)	(698.0)
Common stock issued for:
Stock options exercised	2.2	23.0	24.4
Other transactions	4.8	(3.4)	1.6
Stock-based compensation	15.7	9.4	14.1
Balance at end of year	—	—	24.8
Accumulated Other Comprehensive Loss
Balance at beginning of year	(450.1)	(496.3)	(495.9)
Other comprehensive income (loss), net of tax	35.6	46.2	(0.4)
Balance at end of year	(414.5)	(450.1)	(496.3)
Retained Earnings
Balance at beginning of year	2,357.5	2,583.7	2,224.5
Net (loss) income	(100.5)	108.6	460.2
Common stock dividends paid	(91.6)	(94.2)	(101.0)
Common stock repurchased and retired	(25.6)	(240.6)	—
Balance at end of year	2,139.8	2,357.5	2,583.7
Olin Corporation’s Shareholders’ Equity	1,838.9	2,023.1	2,232.4

Noncontrolling Interests
Balance at beginning of year	32.3	35.9	—
Net loss attributable to noncontrolling interest	(0.6)	(3.6)	(8.2)
Contributions from noncontrolling interests	—	—	44.1
Balance at end of year	31.7	32.3	35.9
Total Equity	$1,870.6	$2,055.4	$2,268.3

Dividends declared per share of common stock	$0.80	$0.80	$0.80

The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
($ in millions)

	Years Ended December 31,
	2025	2024	2023
Operating Activities
Net (loss) income	$(101.1)	$105.0	$452.0
Adjustments to reconcile net (loss) income to net cash and cash equivalents provided by (used for) operating activities:
Depreciation and amortization	521.6	518.1	533.4
Losses of non-consolidated affiliates	3.1	—	—
Gains on disposition of property, plant and equipment	—	—	(27.0)
Stock-based compensation	20.7	17.1	18.6
Write-off of equipment and facility included in restructuring charges	4.1	—	17.7
Deferred income taxes	(113.3)	(33.7)	(55.6)
Qualified pension plan contributions	(0.7)	(1.3)	(1.1)
Qualified pension plan income	(18.1)	(23.3)	(21.0)
Change in assets and liabilities:
Receivables	123.7	(119.4)	65.4
Income taxes receivable/payable	(179.8)	(1.6)	45.8
Inventories	80.0	25.9	94.4
Other current assets	(8.8)	2.4	(3.1)
Accounts payable and accrued liabilities	128.0	72.8	(133.9)
Other assets	(7.3)	(28.4)	(23.4)
Other noncurrent liabilities	22.3	(35.1)	15.8
Other operating activities	(0.2)	4.7	(3.7)
Net operating activities	474.2	503.2	974.3
Investing Activities
Capital expenditures	(226.3)	(195.1)	(236.0)
Business acquired in purchase transaction, net of cash acquired	(55.8)	—	(63.9)
Payments under other long-term supply contracts	(31.0)	(58.6)	(64.5)
Proceeds from disposition of property, plant and equipment	—	—	28.8
Investments in non-consolidated affiliates	(1.8)	(23.0)	—
Other investing activities	(4.7)	(7.0)	(5.2)
Net investing activities	(319.6)	(283.7)	(340.8)
Financing Activities
Long-term debt:
Borrowings	2,755.0	1,081.9	707.7
Repayments	(2,766.2)	(912.2)	(621.8)
Common stock repurchased and retired	(50.5)	(300.3)	(711.3)
Stock options exercised	2.3	23.9	25.4
Employee taxes paid for share-based payment arrangements	—	(10.5)	—
Dividends paid	(91.6)	(94.2)	(101.0)
Debt issuance costs	(12.0)	(1.2)	—
Contributions received from noncontrolling interests	—	—	44.1
Net financing activities	(163.0)	(212.6)	(656.9)
Effect of exchange rate changes on cash and cash equivalents	0.4	(1.6)	(0.3)
Net (decrease) increase in cash and cash equivalents	(8.0)	5.3	(23.7)
Cash and cash equivalents, beginning of year	175.6	170.3	194.0
Cash and cash equivalents, end of year	$167.6	$175.6	$170.3

Cash paid for interest and income taxes:
Interest, net	$177.9	$180.9	$176.8
Income taxes, net of refunds	167.1	105.7	111.7
The accompanying notes to consolidated financial statements are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS
Olin Corporation (Olin, the Company, we or our) is a Virginia corporation, incorporated in 1892, having its principal executive offices in Clayton, MO. We are a leading vertically integrated global manufacturer and distributor of chemical products and a leading U.S. manufacturer of ammunition. Our operations are concentrated in three business segments: Chlor Alkali Products and Vinyls, Epoxy and Winchester. All of our business segments are capital-intensive manufacturing businesses. The Chlor Alkali Products and Vinyls segment manufactures and sells chlorine and caustic soda, ethylene dichloride (EDC) and vinyl chloride monomer (VCM), methyl chloride, methylene chloride, chloroform, carbon tetrachloride, perchloroethylene, hydrochloric acid, hydrogen, bleach products and potassium hydroxide. The Epoxy segment produces and sells a full range of epoxy materials and precursors, including aromatics (acetone and phenol), allyl chloride, epichlorohydrin, liquid epoxy resins, solid epoxy resins and formulated solutions products such as converted epoxy resins and additives. The Winchester segment produces and sells sporting ammunition, reloading components, small caliber military ammunition and components, industrial cartridges, and clay targets, along with contracted U.S. military project revenue.
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
Principles of Consolidation
The consolidated financial statements include the accounts of Olin and all majority-owned subsidiaries. Investments in affiliates where Olin does not exercise control are accounted for using the equity method of accounting. Accordingly, we include only our share of earnings or losses of these affiliates in consolidated net income (loss). See Note 9, “Other Assets,” for additional information related to our equity method investments.
On January 10, 2023, Blue Water Alliance (BWA), our joint venture with Mitsui & Co., Ltd. (Mitsui), began operations. BWA is an independent global trader of Electrochemical Unit (ECU)-based derivatives, focused on globally traded caustic soda and EDC. Olin holds 51% interest and exercises control in BWA, and the joint venture is included in our consolidated financial statements in our Chlor Alkali Products and Vinyls segment, with Mitsui’s 49% interest in BWA classified as noncontrolling interest. On September 18, 2025, we announced a mutual decision with Mitsui to end our joint venture, BWA, by the end of 2025. This decision was made to evolve our EDC participation by emphasizing longer-term structural opportunities that enhance value and optionality. All intercompany accounts and transactions are eliminated in consolidation.
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
A performance obligation is a promise in a contract to transfer a distinct good to the customer. At contract inception, we assess the goods promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a good (or bundle of goods) that is distinct. A contract’s transaction price is based on the price stated in the contract and allocated to each distinct performance obligation and revenue is recognized when the performance obligation is satisfied. Substantially all of our contracts have a single distinct performance obligation or multiple performance obligations which are distinct and represent individual promises within the contract. Substantially all of our performance obligations are satisfied at a single point in time, when control is transferred, which is generally upon shipment or delivery as stated in the contract terms. In some instances, primarily related to governmental contracts within our Winchester business, we recognize revenue over-time as control of the promised goods or services is being transferred to the customer using the cost-to-cost method of accounting. We believe this is an appropriate measure of progress toward satisfaction of performance obligations as this measure most accurately depicts the progress of our work and transfer of control to our customers. For the years ended December 31, 2025, 2024 and 2023, revenue recognized over time represented $344.7 million, $206.5 million and $104.8 million, respectively.

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
The timing of our customer billings does not always match the timing of our revenue recognition. When the Company is entitled to bill a customer in advance of the recognition of revenue, a contract liability is recognized. When the Company is not entitled to bill a customer until a period after the related recognition of revenue, a contract asset is recognized. Contract liabilities were $38.6 million and $23.2 million as of December 31, 2025 and 2024, respectively, and are included as a component of accrued liabilities and other liabilities in our consolidated balance sheets. Contract assets were $61.4 million and $26.7 million as of December 31, 2025 and 2024, respectively, and are included as a component of other current assets and other assets in our consolidated balance sheets. As of December 31, 2025, substantially all our contract liabilities and $20.9 million of our contact assets are expected to be realized within one year, when the related performance obligations are satisfied.
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
Short-Term Investments
We classify our marketable securities as available-for-sale, which are reported at fair market value with unrealized gains and losses included in accumulated other comprehensive loss, net of applicable taxes. The fair value of marketable securities is determined by quoted market prices. Realized gains and losses on sales of investments, as determined on the specific identification method, and declines in value of securities judged to be other-than-temporary are included in other income (expense) in the consolidated statements of operations. Interest and dividends on all securities are included in interest income and other income (expense), respectively. As of December 31, 2025 and 2024, no short-term investments were recorded on our consolidated balance sheets.
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
Our consolidated balance sheets included an allowance for doubtful accounts receivables of $12.2 million and $11.8 million and other receivables of $82.4 million and $94.6 million at December 31, 2025 and 2024, respectively, which were included in receivables, net. Other receivables primarily relate to indirect taxes in foreign jurisdictions.
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

The activities of our asset retirement obligations were as follows:

	December 31,
	2025	2024
Asset Retirement Obligation Activity	($ in millions)
Beginning balance	$92.0	$72.8
Accretion	5.4	5.0
Spending	(9.0)	(5.4)
Adjustments	14.4	19.6
Ending balance	$102.8	$92.0
At December 31, 2025 and 2024, our consolidated balance sheets included an asset retirement obligation of $87.1 million and $79.2 million, respectively, which were classified as other noncurrent liabilities.
In 2025 and 2024, we had net adjustments that increased the asset retirement obligation by $14.4 million and $19.6 million, respectively, which were primarily comprised of increases in estimated costs for certain assets.
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
During the fourth quarter of 2025, we performed our qualitative assessment of goodwill. Based upon our qualitative impairment assessment, it was more likely than not that the fair value of each of our reporting units was greater than its carrying amount as of December 31, 2025. No impairment charges on goodwill were recorded for 2025, 2024 or 2023.
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
During the fourth quarter of 2025, we performed our qualitative assessment of our intangible assets. Based on our qualitative impairment assessment, it is more likely than not that the fair value of our intangible assets is greater than the carrying amount as of December 31, 2025. No impairment on our intangible assets was recorded in 2025, 2024 or 2023.
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
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments. Since our long-term debt instruments may not be actively traded, the inputs used to measure the fair value of our long-term debt are based on current market rates for debt of similar risk and maturities and is classified as Level 2 in the fair value measurement hierarchy. As of December 31, 2025 and 2024, the fair value measurements of debt were $2,834.3 million and $2,779.0 million, respectively.
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by ASC 820. There were no assets measured at fair value on a nonrecurring basis as of December 31, 2025 and 2024.
Retirement-Related Benefits
We account for our defined benefit pension plans and non-pension postretirement benefit plans using actuarial models required by ASC 715 “Compensation—Retirement Benefits.” These models use an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over the average remaining service lives of the employees in the plan. Changes in liability due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as actuarial gains or losses. The principle underlying the required attribution approach is that employees render service over their average remaining service lives on a relatively smooth basis and, therefore, the accounting for benefits earned under the pension or non-pension postretirement benefits plans should follow the same relatively smooth pattern. Substantially all domestic defined benefit pension plan participants are no longer accruing benefits; therefore, actuarial gains and losses are amortized based upon the remaining life expectancy of the inactive plan participants. For both the years ended December 31, 2025 and 2024, the average remaining life expectancy of the inactive participants in the domestic defined benefit pension plan was 16 years.

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
Stock-Based Compensation
We measure the cost of employee services received in exchange for an award of equity instruments, such as stock options, performance shares and restricted stock, based on the grant-date fair value of the award. This cost is recognized over the period during which an employee is required to provide service in exchange for the award, the requisite service period (usually the vesting period). An initial measurement is made of the cost of employee services received in exchange for an award of liability instruments based on its current fair value and the value of that award is subsequently remeasured at each reporting date through the settlement date. Changes in fair value of liability awards during the requisite service period are recognized as compensation cost over that period. See Note 17, “Stock-based Compensation,” for additional information. There were no significant capitalized stock-based compensation costs during 2025 or 2024.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company’s annual periods beginning after December 15, 2024, with the option to early adopt at any time before the effective date. ASU 2023-09 allows for adoption on a prospective or retrospective basis. We adopted the new standard during 2025, retrospectively, which did not have a material impact on our consolidated financials. Upon adoption, we have enhanced our income tax disclosures. See Note 14 “Income Taxes,” for additional information.
NOTE 4. ACQUISITIONS
On April 18, 2025, Olin acquired AMMO, Inc.’s small caliber ammunition manufacturing assets for total consideration of $55.8 million. The acquisition, which includes AMMO Inc.’s brass shellcase capabilities and its 185,000 square foot production facility located in Manitowoc, WI, is included in Olin’s Winchester segment. The acquisition was financed with cash on hand. We recorded the aggregate excess purchase price over the fair value of identifiable tangible assets acquired and liabilities assumed, which included a final allocation of $4.1 million of goodwill allocated to our Winchester segment. The total assets acquired, excluding goodwill, and liabilities assumed amounted to $62.2 million and $6.4 million respectively. The acquisition is not material and therefore supplemental pro forma financial information is not provided.
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
NOTE 5. RESTRUCTURING CHARGES
As a result of weak epoxy resin demand and higher costs within the Latin American region, during the three months ended December 31, 2025, the Company made the decision to close our liquid epoxy resin manufacturing facility in Guarujá, Brazil and recorded restructuring charges of $9.6 million, including a $4.1 million non-cash asset impairment charge. The closure is expected to occur during the first quarter 2026. We expect to incur additional restructuring charges of approximately $15 million through 2027 related to this actions.
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
•closure of cumene facility in Terneuzen, Netherlands and ceasing of solid epoxy resin production at Gumi, South Korea announced on March 21, 2023;
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

Pretax restructuring charges related to these actions include facility exit costs, lease and other contract termination costs, employee severance and related benefits costs and the write-off of equipment and facilities. The following table summarizes the 2025, 2024 and 2023 restructuring activity by component and the remaining balances in accrued restructuring costs as of December 31, 2025, 2024 and 2023:

	Employee Severance and Related Benefit Costs	Lease and Other Contract Termination Costs	Facility Exit Costs	Write-off of Equipment and Facility	Total
Changes in Reserve	($ in millions)
Balance at January 1, 2023	$9.4	$4.2	$—	$—	$13.6
Restructuring charges	8.4	29.1	34.4	17.7	89.6
Amounts utilized	(7.0)	(16.6)	(34.4)	(17.7)	(75.7)
Balance at December 31, 2023	10.8	16.7	—	—	27.5
Restructuring charges	1.9	4.2	27.2	—	33.3
Amounts utilized	(9.6)	(15.7)	(27.2)	—	(52.5)
Balance at December 31, 2024	3.1	5.2	—	—	8.3
Restructuring charges	14.7	4.4	10.2	4.1	33.4
Amounts utilized	(6.0)	(2.9)	(10.2)	(4.1)	(23.2)
Balance at December 31, 2025	$11.8	$6.7	$—	$—	$18.5
The following table summarizes the cumulative restructuring charges for each segment related to the restructuring and optimization efforts summarized above, by major component, through December 31, 2025:

	Chlor Alkali Products and Vinyls	Epoxy	Other	Total
Cumulative Restructuring Charges	($ in millions)
Write-off of equipment and facility	$61.6	$22.4	$—	$84.0
Employee severance and related benefit costs	8.6	20.5	3.1	32.2
Facility exit costs	61.0	37.7	—	98.7
Lease and other contract termination costs	6.9	38.1	—	45.0
Total cumulative restructuring charges	$138.1	$118.7	$3.1	$259.9
As of December 31, 2025, we have incurred cumulative restructuring-related cash expenditures of $157.3 million and non-cash charges of $84.1 million related to our restructuring actions. The remaining accrued restructuring liability of $18.5 million is expected to be paid out through 2030. We expect to incur additional restructuring charges through 2030 of approximately $70.0 million related to these actions.
NOTE 6. EARNINGS PER SHARE
Basic and diluted net (loss) income attributable to Olin Corporation per share are computed by dividing net (loss) income attributable to Olin Corporation by the weighted-average number of common shares outstanding. Diluted net (loss) income attributable to Olin Corporation per share reflects the dilutive effect of stock-based compensation.

	Years Ended December 31,
	2025	2024	2023
Computation of Earnings (Loss) per Share	(In millions, except per share data)
Net (loss) income attributable to Olin Corporation	(100.5)	108.6	460.2

Weighted-average common shares - basic	114.6	117.8	125.9
Dilutive effect of stock-based compensation	—	1.7	2.9
Weighted-average common shares - diluted	114.6	119.5	128.8

Earnings (loss) per common share attributable to Olin Corporation:
Basic	$(0.88)	$0.92	$3.66
Diluted	$(0.88)	$0.91	$3.57
The computation of dilutive shares does not include 3.5 million, 1.9 million and 1.2 million shares in 2025, 2024 and 2023, respectively, as their effect would have been anti-dilutive.
NOTE 7. INVENTORIES
Inventories consisted of the following:

	December 31,
	2025	2024
Inventories	($ in millions)
Supplies	$156.2	$149.3
Raw materials	204.7	185.2
Work in process	178.1	173.1
Finished goods	413.9	467.3
Inventories excluding LIFO reserve	952.9	974.9
LIFO reserve	(168.4)	(151.4)
Inventories, net	$784.5	$823.5
Inventories valued using the LIFO method comprised 63% and 61% of the total inventories at December 31, 2025 and 2024, respectively. The replacement cost of our inventories would have been approximately $168.4 million and $151.4 million higher than that reported at December 31, 2025 and 2024, respectively.
NOTE 8. PROPERTY, PLANT AND EQUIPMENT

		December 31,
	Useful Lives	2025	2024
Property Plant and Equipment		($ in millions)
Land and improvements to land	10-20 Years(1)	$294.0	$287.2
Buildings and building equipment	10-30 Years	464.7	440.8
Machinery and equipment	3-20 Years	6,732.5	6,626.7
Leasehold improvements	3-11 Years	3.4	8.6
Construction in progress		211.0	154.3
Property, plant and equipment		7,705.6	7,517.6
Accumulated depreciation		(5,508.7)	(5,189.2)
Property, plant and equipment, net		$2,196.9	$2,328.4
(1)    Useful life is exclusive to land improvements.
The weighted-average useful life of machinery and equipment at December 31, 2025, was 11 years. Depreciation expense was $393.3 million, $405.8 million and $421.8 million for 2025, 2024 and 2023, respectively. Interest capitalized was $1.1 million, $1.7 million and $2.8 million for 2025, 2024 and 2023, respectively.

The consolidated statements of cash flows for the years ended December 31, 2025, 2024 and 2023, included an increase (decrease) of $16.9 million, $(10.5) million and $5.3 million, respectively, to capital expenditures, with the corresponding change to accounts payable and accrued liabilities, related to purchases of property, plant and equipment included in accounts payable and accrued liabilities at December 31, 2025, 2024 and 2023.
NOTE 9. OTHER ASSETS
Included in other assets were the following:

	December 31,
	2025	2024
Other Assets	($ in millions)
Supply contracts	$996.0	$1,047.3
Pension assets	106.8	43.3
Investments in non-consolidated affiliates	21.3	23.0
Other	85.9	71.5
Other assets	$1,210.0	$1,185.1
For the year ended December 31, 2025, payments of $31.0 million were made under other long-term supply contracts for our Stade, Germany site. For the year ended December 31, 2024, payments of $58.6 million were made under other long-term supply contracts for energy modernization projects in the U.S. Gulf Coast. The weighted-average useful life of long-term supply contracts at December 31, 2025, was 19 years.
For the years ended December 31, 2025, 2024 and 2023, amortization expense of $83.6 million, $73.2 million and $71.2 million, respectively, was recognized within cost of goods sold related to our supply contracts and is reflected in depreciation and amortization on the consolidated statements of cash flows. The long-term supply contracts are monitored for impairment each reporting period.
Estimated amortization expense relating to long-term supply contracts for the next five-years is as follows:

Estimated Amortization Expense - Long-term Supply Contracts	($ in millions)
2026	$85.4
2027	83.5
2028	80.2
2029	78.4
2030	75.3
Investments in Non-consolidated Affiliates
Olin Corporation and Plug Power, Inc. have a joint venture named Hidrogenii, LLC (Hidrogenii), a strategic partnership that aims to leverage the strengths of both companies to advance hydrogen production and utilization. The joint venture began with the construction of a 15-ton-per-day hydrogen liquefaction plant in St. Gabriel, LA, which commenced operations in the second quarter 2025. Hidrogenii is owned 50% by Plug Power LA JV, LLC, a wholly owned subsidiary of Plug Power, Inc. and 50% by Niloco Hydrogen Holdings LLC, a wholly owned subsidiary of Olin Corporation. The investments in, and the operating results of, 50%-or-less-owned entities not controlled by Olin are included in the consolidated financial statements using the equity method basis of accounting and classified as non-consolidated affiliates.
The following table summarizes our investments in non-consolidated affiliates:

	December 31,
	2025	2024
Investments in Non-consolidated Affiliates	($ in millions)
Balance at beginning of year	$23.0	$—
Capital contributions	1.8	23.0
Losses of non-consolidated affiliates(1)	(3.5)	—
Balance at end of year	$21.3	$23.0
(1)    Excludes the impact of $0.4 million pretax income for the year ended December 31, 2025, for Olin’s portion of the $22.0 million investment tax credit, which is the basis difference between our equity ownership of Hidrogenii and Olin’s investment, and will be recognized over the useful life of the underlying operational assets.

NOTE 10. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying value of goodwill were as follows:

	Chlor Alkali Products and Vinyls	Epoxy	Winchester	Total
Goodwill	($ in millions)
Balance at January 1, 2024(1)	$1,276.1	$145.2	$2.7	$1,424.0
Acquisition activity	—	—	(0.3)	(0.3)
Foreign currency translation adjustment	0.3	(0.4)	—	(0.1)
Balance at December 31, 2024(1)	1,276.4	144.8	2.4	1,423.6
Acquisition activity	—	—	4.1	4.1
Foreign currency translation adjustment	(0.1)	—	—	(0.1)
Balance at December 31, 2025(1)	$1,276.3	$144.8	$6.5	$1,427.6
(1)    Includes cumulative goodwill impairment of $557.6 million and $142.2 million in Chlor Alkali Products and Vinyls and Epoxy, respectively.
Intangible assets consisted of the following:

		December 31,
		2025			2024
	Useful Lives	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Intangible Assets		($ in millions)
Customers, customer contracts and relationships	15 Years	$524.4	$(358.4)	$166.0	$666.7	$(469.2)	$197.5
Trade names	7 Years	3.5	(1.2)	2.3	3.5	(0.6)	2.9
Acquired technology	4-5 Years	11.3	(9.4)	1.9	93.7	(91.7)	2.0
Other	10 Years	4.9	(0.7)	4.2	4.9	(0.7)	4.2
Total intangible assets		$544.1	$(369.7)	$174.4	$768.8	$(562.2)	$206.6
Amortization expense relating to intangible assets was $37.3 million, $37.6 million and $37.0 million in 2025, 2024 and 2023, respectively.
Estimated amortization expense relating to intangible assets for the subsequent five-years is as follows:

Estimated Amortization Expense - Intangible Assets	($ in millions)
2026	$35.8
2027	35.7
2028	35.5
2029	35.5
2030	26.7

NOTE 11. DEBT

	December 31,
	2025	2024
Financing Obligations	($ in millions)
Fixed-rate Financing
9.50% senior notes, due 2025 (2025 Notes)	$—	$108.6
5.125% senior notes, due 2027 (2027 Notes)	—	500.0
5.625% senior notes, due 2029	669.3	669.3
5.00% senior notes, due 2030	515.3	515.3
6.625% senior notes, due 2033 (2033 Notes)	600.0	—
Variable-rate Financing
Term Loan Facilities (5.438% and 6.057% at December 31, 2025 and 2024, respectively)	637.8	332.5
Revolving Credit Facilities 5.438% and 6.057% at December 31, 2025 and 2024, respectively)	—	170.0
Receivables Financing Agreements	340.0	475.0
Recovery zone bonds (4.938% and 5.557% at December 31, 2025 and 2024, respectively)	83.0	83.0
Industrial development and environmental improvement obligations (5.00% at December 31, 2024)	—	2.9
Other:
Deferred debt issuance costs	(18.1)	(14.3)
Unamortized bond original issue discount	—	(0.1)
Total debt	2,827.3	2,842.2
Amounts due within one year	109.7	129.0
Total long-term debt	$2,717.6	$2,713.2
Senior Notes and Senior Credit Facilities
On March 14, 2025, Olin issued $600.0 million aggregate principal amount of 6.625% senior notes due April 1, 2033 (2033 Notes), in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. Interest on the 2033 Notes is paid semi-annually and began on October 1, 2025.
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
The 2025 Term Loan Facility replaced Olin’s then-existing $350.0 million term loan facility (2022 Term Loan Facility, and collectively with the 2025 Term Loan Facility, the Term Loan Facilities). The 2025 Term Loan Facility requires principal amortization payments that began on June 30, 2025 at a rate of 0.625% per quarter through March 31, 2027, increasing to 1.250% per quarter thereafter, until maturity, and was fully drawn on the closing date.
The 2025 Revolving Credit Facility replaced Olin’s then-existing $1,200.0 million revolving credit facility (2022 Revolving Credit Facility, and collectively with the 2025 Revolving Credit Facility, the Revolving Credit Facilities). The 2025 Revolving Credit Facility includes a $100.0 million letter of credit subfacility.
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
During the second quarter of 2024, we utilized our 2022 Revolving Credit Facility to repay $50.0 million of Go Zone and $20.0 million of Recovery Zone tax-exempt variable-rate bonds.
We were in compliance with all covenants and restrictions under all our outstanding debt agreements as of December 31, 2025, and no event of default had occurred under any of our outstanding debt agreements that would permit the acceleration of the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As of December 31, 2025, as a result of our restrictive covenant related to the leverage ratio, the maximum additional borrowings available to us were $825.3 million. This limitation would restrict our ability to borrow the maximum amounts available under the 2025 Revolving Credit Facility and the 2024 Receivables Financing Agreement. As of December 31, 2025, there were no other covenants or restrictions that would have limited our ability to borrow.
Subsequent Event
On February 19, 2026, we executed an amendment to the 2025 Senior Credit Facility (Senior Secured Credit Facility) which, among other things, modified the financial covenants to be less restrictive and incorporated guarantees and collateral by certain of our domestic subsidiaries. The Senior Secured Credit Facility maintained the 2025 Term Loan Facility, as amended (Secured Term Loan Facility), and the 2025 Revolving Credit Facility, as amended (Senior Secured Revolving Credit Facility). The amendment required all remaining principal amortization payments under the Secured Term Loan Facility to be satisfied. Borrowings under the Senior Secured Revolving Credit Facility were used to satisfy the $109.7 million remaining principal amortization payments under the Secured Term Loan Facility. The maturity date for the Senior Secured Credit Facility remained March 14, 2030.
The amendment requires that the obligations under the Senior Secured Credit Facility be guaranteed by certain of our domestic subsidiaries. The obligations under the Senior Secured Credit Facility are also secured by liens on substantially all of Olin’s and the subsidiary guarantors’ personal property (Collateral), other than certain principal properties and capital stock of subsidiaries, and subject to certain other exceptions. The amendment provides that substantially all guarantees under the Senior Secured Credit Facility and liens on Collateral be released automatically upon notice by Olin, or after September 30, 2027, upon which time all covenant reliefs expire.
Under the Senior Secured Credit Facility, we may select various floating rate borrowing options. The actual interest rate paid on borrowings under the Senior Secured Credit Facility is based on a pricing grid which is dependent upon the net leverage ratio as calculated under the terms of the applicable facility for the prior fiscal quarter. The Senior Secured Credit Facility includes various customary restrictive covenants, including restrictions related to the ratio of secured debt to earnings before interest expense, taxes, depreciation and amortization (net leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio). The calculation of secured debt in our net leverage ratio excludes borrowings under the 2024 Receivables Financing Agreement, up to a maximum of $425.0 million.
We were in compliance with all covenants and restrictions under all our outstanding credit agreements as of the date of the amendment, and no event of default had occurred that would permit the lenders under our outstanding credit agreements to accelerate the debt if not cured. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As a result of our restrictive covenant related to the net leverage ratio, the maximum additional borrowings available to us could be limited in the future. The limitation, if an amendment or waiver from our lenders is not obtained, could restrict our ability to borrow the maximum amounts available under the Senior Secured Revolving Credit Facility and the 2024 Receivables Financing Agreement. Upon execution of the Senior Secured Credit Facility, there were no covenants or other restrictions that limited our ability to borrow.
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
Under the Receivables Financing Agreements, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the Receivables Financing Agreements incorporate the net leverage ratio covenant that is contained in the 2025 Senior Credit Facility. On February 19, 2026, the 2024 Receivables Financing Agreement incorporated the net leverage ratio covenant relief that is contained in the Senior Secured Credit Facility. As of December 31, 2025 and 2024, we had $340.0 million and $475.0 million, respectively, drawn under the 2024 Receivables Financing Agreement. As of December 31, 2025, $588.8 million of our trade receivables were pledged as collateral and we had $105.5 million of additional borrowing capacity under the 2024 Receivables Financing Agreement, subject to the maximum additional borrowing total noted above and limited by our borrowing base.
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

The following table summarizes the AR Facilities activity:

December 31,
2024
AR Facilities
Beginning balance	$63.3
Gross receivables sold	552.1
Payments received from customers on sold accounts	(615.4)
Ending balance	$—
The factoring discount paid under the AR Facilities was recorded as interest expense on the consolidated statements of operations. The factoring discount for the years ended December 31, 2024 and 2023, was $3.0 million and $4.7 million, respectively. The agreements were without recourse.
Other Financing
Interest expense for the year ended December 31, 2025, included $3.3 million for the write-off of unamortized deferred debt issuance costs and costs associated with our first quarter financing transactions, including the 2025 Senior Credit Facility, early redemption of the 2025 Notes and the 2027 Notes, and issuance of the 2033 Notes.
For the year ended December 31, 2025, we paid debt issuance costs of $12.0 million associated with the 2033 Notes and the 2025 Senior Credit Facility.
Financing Cash Flows
During 2025 and 2024, activity of our outstanding debt included:

	December 31,
	2025	2024
Long-term Debt Borrowings (Repayments)	($ in millions)
Borrowings
Term Loan Facilities	$650.0	$—
Revolving Credit Facilities	790.0	490.0
Receivables Financing Agreements	715.0	591.9
2033 Notes	600.0	—
Total borrowings	2,755.0	1,081.9
Repayments
Go zone bonds, due 2024	—	(50.0)
Recovery zone bonds, due 2024	—	(20.0)
Term Loan Facilities	(344.7)	(8.8)
Revolving Credit Facilities	(960.0)	(388.0)
Receivables Financing Agreements	(850.0)	(445.4)
Industrial development and environmental improvement obligations	(2.9)	—
2025 Notes	(108.6)	—
2027 Notes	(500.0)	—
Total repayments	(2,766.2)	(912.2)
Long-term debt (repayments) borrowings, net	$(11.2)	$169.7
At December 31, 2025, we had $161.4 million in letters of credit outstanding, of which $0.4 million were issued under our 2025 Revolving Credit Facility. The letters of credit are used to support certain long-term debt, workers compensation insurance policies, plant closure and post-closure obligations, international payment obligations and international pension funding requirements.

Annual maturities of long-term debt are as follows:

Expected Annual Maturities(1)	($ in millions)
2026	$109.7
2027	340.0
2028	—
2029	669.3
2030	1,043.4
Thereafter	683.0
Total	$2,845.4
(1)    Excludes unamortized debt issuance costs of $18.1 million at December 31, 2025. All debt obligations are assumed to be held until maturity.
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
Based on our plan assumptions and estimates, we will not be required to make any cash contributions to the domestic qualified defined benefit pension plan at least through 2026.
We have international qualified defined benefit pension plans to which we made cash contributions of $0.7 million, $1.3 million and $1.0 million in 2025, 2024 and 2023, respectively, and we anticipate less than $5 million of cash contributions to international qualified defined benefit pension plans in 2026.
Pension Obligations and Funded Status
Changes in the benefit obligation and plan assets were as follows:

	December 31, 2025			December 31, 2024
	U.S.	Foreign	Total	U.S.	Foreign	Total
Change in Benefit Obligation	($ in millions)
Benefit obligation - beginning of year	$1,759.8	$257.1	$2,016.9	$1,871.1	$277.1	$2,148.2
Service cost	0.2	4.5	4.7	0.2	5.1	5.3
Interest cost	90.4	8.8	99.2	92.7	8.7	101.4
Actuarial loss (gain)	50.8	(26.8)	24.0	(63.9)	(9.6)	(73.5)
Benefits paid	(141.5)	(6.8)	(148.3)	(140.3)	(7.7)	(148.0)
Plan participant’s contributions	—	0.6	0.6	—	0.6	0.6
Foreign currency translation adjustments	—	31.0	31.0	—	(17.1)	(17.1)
Benefit obligation - end of year	$1,759.7	$268.4	$2,028.1	$1,759.8	$257.1	$2,016.9

	December 31, 2025			December 31, 2024
	U.S.	Foreign	Total	U.S.	Foreign	Total
Change in Plan Assets	($ in millions)
Fair value of plan assets - beginning of year	$1,799.1	$58.4	$1,857.5	$1,857.2	$60.8	$1,918.0
Actual return on plans’ assets	204.7	3.2	207.9	81.4	3.3	84.7
Employer contributions	0.4	0.7	1.1	0.9	1.3	2.2
Benefits paid	(141.5)	(2.4)	(143.9)	(140.4)	(4.1)	(144.5)
Foreign currency translation adjustments	—	4.3	4.3	—	(2.9)	(2.9)
Fair value of plan assets - end of year	$1,862.7	$64.2	$1,926.9	$1,799.1	$58.4	$1,857.5

	December 31, 2025			December 31, 2024
	U.S.	Foreign	Total	U.S.	Foreign	Total
Funded Status	($ in millions)
Qualified plans	$104.4	$(202.3)	$(97.9)	$40.9	$(196.8)	$(155.9)
Non-qualified plans	(1.4)	(1.9)	(3.3)	(1.6)	(1.9)	(3.5)
Total funded status	$103.0	$(204.2)	$(101.2)	$39.3	$(198.7)	$(159.4)
We recorded a $43.9 million after-tax benefit ($57.4 million pretax) to shareholders’ equity as of December 31, 2025, for our pension plans. This benefit primarily reflected a favorable performance on plan assets and a 60-basis point increase in the international defined benefit pension plans’ discount rate, partially offset by a 30-basis point decrease in the domestic pension plans’ discount rate during 2025. In 2024, we recorded a $16.5 million after-tax benefit ($22.9 million pretax) to shareholders’ equity as of December 31, 2024, for our pension plans. This benefit primarily reflected a 50-basis point increase in the domestic pension plans’ discount rate and a 20-basis point increase in the international defined benefit pension plans’ discount rate, partially offset by an unfavorable performance on plan assets during 2024.
The $24.0 million actuarial loss for 2025 was primarily due to a 30-basis point decrease in the domestic pension plans’ discount rate, partially offset by a 60-basis point increase in the international defined benefit pension plans’ discount rate. The $73.5 million actuarial gain for 2024 was primarily due to a 50-basis point increase in the domestic pension plans’ discount rate and a 20-basis point increase in the international defined benefit pension plans’ discount rate.
Amounts recognized in the consolidated balance sheets consisted of:

	December 31, 2025			December 31, 2024
	U.S.	Foreign	Total	U.S.	Foreign	Total
	($ in millions)
Prepaid benefit cost in noncurrent assets	$104.4	$2.4	$106.8	$40.9	$2.4	$43.3
Accrued benefit in current liabilities	(0.2)	(6.9)	(7.1)	(0.2)	(5.1)	(5.3)
Accrued benefit in noncurrent liabilities	(1.2)	(199.7)	(200.9)	(1.4)	(196.0)	(197.4)
Accumulated other comprehensive loss (income)	503.5	(42.1)	461.4	539.5	(15.3)	524.2
Net balance sheet impact	$606.5	$(246.3)	$360.2	$578.8	$(214.0)	$364.8
At December 31, 2025 and 2024, the benefit obligation of non-qualified pension plans was $3.3 million and $3.5 million, respectively, and was included in the above pension benefit obligation. There were no plan assets for these non-qualified pension plans.
At December 31, 2025, future benefit payments for qualified and non-qualified plans were as follows:

	Non-qualified Plans	Qualified Plans
Expected Benefit Payments	($ in millions)
2026	$0.5	$154.4
2027	0.4	147.9
2028	0.3	141.6
2029	0.6	135.9
2030	0.2	129.1

	December 31,
	2025	2024
	($ in millions)
Projected benefit obligation	$2,028.1	$2,016.9
Accumulated benefit obligation	2,008.6	1,990.4
Fair value of plans’ assets	1,926.9	1,857.5

	Years Ended December 31,
	2025	2024	2023
Components of Net Periodic Benefit Income	($ in millions)
Service cost	$4.7	$5.2	$5.7
Interest cost	99.2	101.4	105.4
Expected return on plans’ assets	(127.7)	(135.0)	(131.4)
Amortization of prior service cost	(0.7)	(1.0)	(0.4)
Recognized actuarial loss	6.7	7.0	—
Net periodic benefit income	$(17.8)	$(22.4)	$(20.7)

	Years Ended December 31,
	2025	2024	2023
Included in Pretax Other Comprehensive Income (Loss)	($ in millions)
Liability adjustment	$(57.4)	$(22.9)	$16.4
Amortization of prior service costs and actuarial losses	(5.4)	(6.0)	0.4
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

	U.S. Pension Benefits				Foreign Pension Benefits
Weighted-average Assumptions	2025		2024	2023	2025	2024	2023
Discount rate—periodic benefit cost	5.70%	(1)	5.20%	5.50%	3.40%	3.20%	3.70%
Expected return on plans’ assets	6.50%		6.75%	6.75%	4.20%	4.30%	4.40%
Rate of compensation increase	3.00%		3.00%	3.00%	3.10%	3.20%	3.40%
Discount rate—benefit obligation	5.40%		5.70%	5.20%	4.00%	3.40%	3.20%
(1)     The discount rate—periodic benefit cost for our domestic qualified pension plan is comprised of the discount rate used to determine interest costs of 5.3% and the discount rate used to determine service costs of 5.7%.
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
The long-term expected rate of return on plan assets represents an estimate of the long-term rate of returns on the investment portfolio consisting of equities, fixed income and alternative investments. We use long-term historical actual return information, the allocation mix of investments that comprise plan assets and forecast estimates of long-term investment returns, including inflation rates, by reference to external sources. The historical rates of return on plan assets have been 2.7% for the last 5 years, 7.5% for the last 10 years and 7.7% for the last 15 years. The following rates of return by asset class were considered in setting the long-term rate of return assumption:

Asset Class	Rate of Return
U.S. equities	7%	to	11%
Non-U.S. equities	8%	to	12%
Fixed income/cash	3%	to	7%
Alternative investments	5%	to	15%
Plan Assets
Our pension plan asset allocations at December 31, 2025 and 2024 by asset class were as follows:

	Percentage of Plan Assets
Asset Class	2025	2024
U.S. equities	1%	3%
Non-U.S. equities	2%	4%
Fixed income/cash	50%	44%
Alternative investments	47%	49%
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
As of December 31, 2025, the following target allocation and ranges have been set for each asset class:

Asset Class	Target Allocation	Target Range
U.S. equities(1)	9%	0%-19%
Non-U.S. equities(1)	6%	0%-26%
Fixed income/cash(1)	82%	27%-93%
Alternative investments	3%	0%-38%
(1)     The target allocation for these asset classes includes alternative investments, primarily hedge funds, based on the underlying investments in each hedge fund.

Determining which hierarchical level an asset or liability falls within requires significant judgment. The following table summarizes our domestic and foreign defined benefit pension plans assets measured at fair value as of December 31, 2025:

Asset Class	Investments Measured at Net Asset Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities	($ in millions)
U.S. equities	$0.5	$20.6	$—	$—	$21.1
Non-U.S. equities	40.8	0.1	—	—	40.9
Fixed Income/Cash
Cash	—	140.0	—	—	140.0
Government treasuries	—	—	350.4	—	350.4
Corporate debt instruments	284.4	—	0.5	—	284.9
Asset-backed securities	163.2	—	18.9	—	182.1
Alternative Investments
Hedge fund of funds	635.4	—	—	—	635.4
Real estate funds	55.2	—	—	—	55.2
Private equity funds	216.9	—	—	—	216.9
Total assets	$1,396.4	$160.7	$369.8	$—	$1,926.9
The following table summarizes our domestic and foreign defined benefit pension plans assets measured at fair value as of December 31, 2024:

Asset Class	Investments Measured at Net Asset Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity Securities	($ in millions)
U.S. equities	$12.3	$36.9	$—	$—	$49.2
Non-U.S. equities	70.6	0.1	0.1	—	70.8
Fixed Income/Cash
Cash	—	59.3	—	—	59.3
Government treasuries	—	—	267.6	—	267.6
Corporate debt instruments	291.9	—	0.5	—	292.4
Asset-backed securities	191.8	—	14.9	—	206.7
Alternative Investments
Hedge fund of funds	632.0	—	—	—	632.0
Real estate funds	21.1	—	—	—	21.1
Private equity funds	258.4	—	—	—	258.4
Total assets	$1,478.1	$96.3	$283.1	$—	$1,857.5
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
Other Postretirement Benefits Obligations and Funded Status
Changes in the benefit obligation were as follows:

	December 31, 2025			December 31, 2024
	U.S.	Foreign	Total	U.S.	Foreign	Total
Change in Benefit Obligation	($ in millions)
Benefit obligation - beginning of year	$20.1	$6.6	$26.7	$28.2	$7.0	$35.2
Service cost	0.5	0.1	0.6	0.4	0.1	0.5
Interest cost	1.5	0.2	1.7	1.1	0.3	1.4
Actuarial loss (gain)	5.5	(0.2)	5.3	(5.0)	(1.8)	(6.8)
Benefits paid	(3.6)	(0.3)	(3.9)	(4.6)	(0.3)	(4.9)
Foreign currency translation adjustments	—	0.1	0.1	—	1.3	1.3
Benefit obligation - end of year	$24.0	$6.5	$30.5	$20.1	$6.6	$26.7

	December 31, 2025			December 31, 2024
	U.S.	Foreign	Total	U.S.	Foreign	Total
	($ in millions)
Funded status	$(24.0)	$(6.5)	$(30.5)	$(20.1)	$(6.6)	$(26.7)
We recorded a $4.0 million after-tax loss ($5.3 million pretax) to shareholders’ equity as of December 31, 2025, for our other postretirement plans, primarily as a result of a change in discount rate. In 2024, we recorded an after-tax benefit of $5.2 million ($6.8 million pretax) to shareholders’ equity as of December 31, 2024, for our other postretirement plans, primarily as a result of a change in discount rate.

Amounts recognized in the consolidated balance sheets consisted of:

	December 31, 2025			December 31, 2024
	U.S.	Foreign	Total	U.S.	Foreign	Total
	($ in millions)
Accrued benefit in current liabilities	$(2.0)	$(0.3)	$(2.3)	$(2.0)	$(0.3)	$(2.3)
Accrued benefit in noncurrent liabilities	(22.0)	(6.2)	(28.2)	(18.1)	(6.3)	(24.4)
Accumulated other comprehensive loss (income)	9.6	(3.4)	6.2	4.6	(3.5)	1.1
Net balance sheet impact	$(14.4)	$(9.9)	$(24.3)	$(15.5)	$(10.1)	$(25.6)

	Years Ended December 31,
	2025	2024	2023
Components of Net Periodic Benefit Cost	($ in millions)
Service cost	$0.6	$0.5	$0.7
Interest cost	1.7	1.4	1.8
Amortization of prior service cost	(0.1)	(0.3)	0.1
Recognized actuarial loss	0.3	0.5	0.5
Net periodic benefit cost	$2.5	$2.1	$3.1

	Years Ended December 31,
	2025	2024	2023
Included in Pretax Other Comprehensive Income (Loss)	($ in millions)
Liability adjustment	$5.3	$(6.8)	$1.7
Amortization of prior service costs and actuarial losses	(0.2)	(0.2)	(0.6)
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

	December 31,
Weighted-Average Assumptions	2025	2024	2023
Discount rate—periodic benefit cost	5.6%	5.2%	5.5%
Discount rate—benefit obligation	5.3%	5.6%	5.2%
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
We review external data and our own internal trends for healthcare costs to determine the healthcare cost for the postretirement benefit obligation. The assumed healthcare cost trend rates for pre-65 retirees were as follows:

	December 31,
	2025	2024
Healthcare cost trend rate assumed for next year	8.3%	7.0%
Rate that the cost trend rate gradually declines to	4.5%	4.5%
Year that the rate reaches the ultimate rate	2040	2034
For post-65 retirees, we provide a fixed dollar benefit, which is not subject to escalation.
We expect to make payments of approximately $3 million for each of the next five years under the provisions of our other postretirement benefit plans.

NOTE 14. INCOME TAXES

	Years Ended December 31,
	2025	2024	2023
Components of Income (Loss) Before Taxes	($ in millions)
U.S.	$(285.8)	$(59.9)	$456.7
Foreign	124.7	201.6	102.6
Income (loss) before taxes	$(161.1)	$141.7	$559.3
Components of Income Tax (Benefit) Provision
Current:
Federal	$3.8	$46.4	$96.2
State	0.4	7.3	19.4
Foreign	27.5	22.8	48.0
Total current	31.7	76.5	163.6
Deferred:
Federal	(72.6)	(55.1)	(25.3)
State	(11.0)	(8.0)	(7.9)
Foreign	(8.1)	23.3	(23.1)
Total deferred	(91.7)	(39.8)	(56.3)
Income tax (benefit) provision	$(60.0)	$36.7	$107.3
We account for non-refundable tax credits in accordance with ASC 740, Income Taxes, recognizing a decrease to our income tax expense. Refundable tax credits are accounted for outside the scope of ASC 740, and treated, by analogy, as government grants, using International Accounting Standards (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance, recognizing such grants when the Company has probable assurance that it will comply with the grant’s conditions and that the grant will be received.
In August 2022, the Inflation Reduction Act (IRA) was enacted and provides various beneficial credits for energy efficient related manufacturing, transportation and fuels, hydrogen/carbon recapture and renewable energy. During 2025, Olin realized $22.0 million of investment tax credits related to the IRA via our Hidrogenii joint venture interest and recorded a tax benefit of $2.6 million. In 2025, we determined that we qualified for the clean hydrogen production tax credit under Section 45V as part of the IRA. As a result, we recorded a $34.5 million reduction to costs of goods sold primarily related to Section 45V. We expect to continue to qualify for Section 45V through 2032.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the U.S. This act introduces significant changes to tax law and other areas affecting company operations, including items such as extensions of Tax Cuts and Jobs Act provisions, changes to business interest deductions, modifications to depreciation deductions and impacts on energy tax credits. Due to a decrease in taxable income from changes to depreciation methods, business interest deductions and research and development, we recorded a $2.5 million tax expense in the third quarter of 2025 associated with the valuation allowance on foreign tax credits which are no longer expected to be utilized before their expiration date.
The following table accounts for the difference between the actual tax provision and the amounts obtained by applying the statutory U.S. federal income tax rate to the income (loss) before taxes.

	Years Ended December 31,
	2025		2024		2023
Effective Tax Rate Reconciliation (Percent)	Amount	Percent	Amount	Percent	Amount	Percent
	($ in millions)
US Federal Statutory Income Tax Rate	(33.8)	21.0%	29.8	21.0%	117.5	21.0%
Domestic Federal
Tax credits
IRA credits	(10.2)	6.3	—	—	—	—
Purchase discount on tax credits	—	—	(2.7)	(1.9)	—	—
Research credits	(0.1)	0.1	—	—	(2.1)	(0.4)
Nontaxable or nondeductible items
IRA credits associated with clean hydrogen production	(11.9)	7.4	—	—	—	—
Salt depletion	(8.7)	5.4	(9.3)	(6.6)	(9.0)	(1.6)
Share based payments	0.1	(0.1)	(2.7)	(1.9)	(5.5)	(1.0)
Nontaxable or nondeductible exchange rate results	(9.5)	5.9	4.8	3.4	(2.5)	(0.4)
Prior year taxes	5.0	(3.1)	0.6	0.4	(16.3)	(2.9)
Non-deductible intercompany transactions	1.7	(1.1)	—	—	—	—
Other reconciling items	0.8	(0.5)	1.2	0.8	2.3	0.4
Cross-border tax laws
Subpart F (1)	3.2	(2.0)	3.4	2.4	7.0	1.3
Global intangible low-taxed income (GILTI) (1)	1.8	(1.1)	—	—	—	—
US taxation on foreign branches	(4.7)	2.9	(13.1)	(9.2)	(6.4)	(1.1)
Withholding tax on unremitted earnings	4.4	(2.7)	1.0	0.7	5.8	1.0
Changes in valuation allowances	13.7	(8.5)	14.4	10.2	6.0	1.1
Domestic state and local income taxes, net of federal effect (2)	(11.3)	7.0	(2.3)	(1.6)	11.5	2.1
Foreign Tax Effects
Canada
Statutory income tax rate differential	(4.7)	2.9	(5.6)	(4.0)	(7.1)	(1.3)
Provincial tax	8.8	(5.5)	10.5	7.4	13.1	2.3
Nontaxable or nondeductible exchange rate results	(0.4)	0.2	3.6	2.5	(0.5)	(0.1)
Tax credits	(0.7)	0.4	(2.9)	(2.0)	(1.2)	(0.2)
Other	(0.5)	0.3	1.0	0.7	(2.1)	(0.4)
Germany
Statutory income tax rate differential	0.4	(0.2)	(0.8)	(0.6)	(1.2)	(0.2)
Trade tax	(1.1)	0.7	2.1	1.5	3.1	0.6
Tax audit settlement	—	—	2.4	1.7	—	—
Statutory tax rate change	7.0	(4.3)	—	—	—	—
Other	(1.9)	1.2	0.5	0.4	2.1	0.4

	Years Ended December 31,
	2025		2024		2023
Effective Tax Rate Reconciliation (Percent)	Amount	Percent	Amount	Percent	Amount	Percent
	($ in millions)
Brazil
Statutory income tax rate differential	(1.1)	0.7	(3.9)	(2.8)	(6.6)	(1.2)
Non-deductible exchange rate results	(1.1)	0.7	5.8	4.1	(2.2)	(0.4)
Valuation allowances	3.9	(2.4)	23.9	16.9	—	—
Other	(1.1)	0.7	(1.3)	(0.9)	1.7	0.3
Switzerland
Statutory income tax rate differential	(10.0)	6.2	(8.2)	(5.8)	(6.9)	(1.2)
Cantonal tax	2.7	(1.7)	0.4	0.3	(0.2)	—
Top-up tax	2.4	(1.5)	1.9	1.3	—	—
Other	0.4	(0.2)	0.2	0.1	0.9	0.2
Cyprus
Statutory income tax rate differential	—	—	1.0	0.7	(2.1)	(0.4)
Non-deductible intercompany transactions	—	—	4.3	3.0	—	—
Non-taxable interest	—	—	(2.1)	(1.5)	(2.0)	(0.4)
Other	0.4	(0.2)	(0.1)	(0.1)	(0.6)	(0.1)
Malta
Statutory income tax rate differential	(3.0)	1.9	—	—	—	—
Netherlands
Statutory income tax rate differential	(3.0)	1.9	1.3	0.9	(1.0)	(0.2)
Withholding tax on unremitted earnings	(0.4)	0.2	0.9	0.6	(1.0)	(0.2)
Other	1.7	(1.1)	0.3	0.2	2.9	0.5
China
Statutory income tax rate differential	0.4	(0.2)	1.0	0.7	(0.8)	(0.1)
Non-taxable intercompany transactions	—	—	(7.0)	(4.9)	—	—
Valuation allowances	(2.6)	1.6	0.9	0.6	5.5	1.0
Other	0.2	(0.1)	—	—	(0.4)	(0.1)
Hong Kong
Statutory income tax rate differential	(0.1)	0.1	0.2	0.1	0.2	—
Valuation allowances	(0.4)	0.2	1.6	1.1	—	—
Other	—	—	(0.1)	(0.1)	0.1	—
Korea
Statutory income tax rate differential	(0.2)	0.1	(0.1)	(0.1)	0.2	—
Non-taxable intercompany transactions	(1.6)	1.0	(1.2)	(0.7)	—	—
Valuation allowances	—	—	0.2	0.2	1.6	0.3
Other	0.3	(0.2)	—	—	0.1	—
Other foreign jurisdictions	(0.5)	0.2	5.4	3.9	5.1	0.9
Worldwide changes in unrecognized tax benefits (3)	5.3	(3.3)	(24.5)	(17.2)	(1.7)	(0.3)
Effective tax rate	$(60.0)	37.2%	$36.7	25.9%	$107.3	19.2%
(1)     We have presented GILTI and Subpart F net of their respective credits.
(2)     For the years ended December 31, 2025, 2024, and 2023 at least 50% of state income tax expense or benefit related to California, Illinois, Louisiana and Missouri.
(3)     We elected to reflect the changes in unrecognized tax benefits on an aggregate basis for all jurisdictions worldwide.

The tax benefit for 2025 was $60.0 million, resulting in a tax rate of 37.2%. The effective tax rate was higher than the 21.0% U.S. federal statutory rate, primarily due to state income tax, non-taxable exchange rate results, U.S. federal tax credits and favorable permanent salt depletion deductions, partially offset by foreign income inclusions, changes in tax contingencies and remeasurement of deferred taxes due to a decrease in tax rates in a foreign jurisdiction.
Tax expense for 2024 was $36.7 million, resulting in a tax rate of 25.9%. The effective tax rate was higher than the 21.0% U.S. federal statutory rate, primarily due to state income tax, foreign income inclusions, non-deductible exchange rate results, expenses from prior year tax positions and from a net increase in the valuation allowance related to deferred tax assets in foreign jurisdictions, partially offset by favorable permanent salt depletion deductions, benefits associated with stock-based compensation, U.S. federal tax credits purchased at a discount, changes in tax contingencies and remeasurement of deferred taxes due to a decrease in our state effective tax rates.
Tax expense for 2023 was $107.3 million, resulting in a tax rate of 19.2%. The effective tax rate was lower than the 21.0% U.S. federal statutory rate primarily due to a favorable foreign rate differential, favorable permanent salt depletion deductions, benefits associated with a legal entity liquidation, prior year tax positions, stock-based compensation, remeasurement of deferred taxes due to a decrease in our state effective tax rates and foreign rate changes, and from a change in tax contingencies, partially offset by state income tax, an increase in the valuation allowance related to losses in foreign jurisdictions and foreign income inclusions.

	Years Ended December 31,
Income Taxes Paid (Refunded)	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
	($ in millions)
US Federal	$29.1	17.4%	$57.0	53.9%	$35.6	31.9%

US State and Local
Illinois	(0.7)	(0.4)%	—	—%	(8.9)	(8.0)%
Other	0.1	0.1%	11.3	10.7%	9.4	8.4%
Total state and local	(0.6)	(0.3)%	11.3	10.7%	0.5	0.4%

Foreign
Canada
Federal	23.4	14.0%	19.6	18.5%	28.5	25.5%
Provincial tax	9.6	5.7%	8.5	8.0%	15.8	14.1%
Germany
Federal	52.5	31.4%	—	—%	—	—%
Trade tax	36.0	21.5%	1.8	1.7%	(0.2)	(0.2)%
Brazil	0.7	0.4%	—	—%	26.3	23.5%
Switzerland
Federal	9.2	5.5%	2.7	2.6%	0.4	0.4%
Cantonal tax	1.7	1.0%	0.4	0.4%	0.1	0.1%
Other	5.5	3.4%	4.4	4.2%	4.7	4.3%
Total foreign	138.6	82.9%	37.4	35.4%	75.6	67.7%

Total taxes paid	$167.1	100.0%	$105.7	100.0%	$111.7	100.0%

	December 31,
	2025	2024
Components of Deferred Tax Assets and Liabilities	($ in millions)
Deferred Tax Assets
Pension and postretirement benefits	$1.7	$24.7
Environmental reserves	38.8	39.3
Asset retirement obligations	26.3	19.3
Accrued liabilities	68.0	33.9
Lease liabilities	76.8	76.5
Tax credits	112.0	62.0
Net operating losses (NOL)	60.0	57.5
Interest deduction limitation	29.3	22.8
Other miscellaneous items	1.0	—
Total deferred tax assets	413.9	336.0
Valuation allowance	(126.1)	(118.9)
Net deferred tax assets	287.8	217.1

Deferred Tax Liabilities
Property, plant and equipment	345.4	387.7
Right-of-use lease assets	73.5	75.1
Intangible amortization	111.8	92.4
Inventory and prepaids	4.7	8.3
Taxes on unremitted earnings	22.8	18.7
Other miscellaneous items	—	12.0
Total deferred tax liabilities	558.2	594.2

Net deferred income tax liability	$(270.4)	$(377.1)
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
At December 31, 2025, we had deferred state tax assets of $16.0 million relating to state NOLs, which will expire in years 2030 through 2043, if not utilized.
At December 31, 2025, we had deferred state tax assets of $22.8 million relating to state tax credits, which will expire in years 2026 through 2040, if not utilized.
At December 31, 2025, we had foreign tax credits of $62.5 million, that will expire in years 2027 through 2035, if not utilized.
At December 31, 2025, we had NOLs of approximately $153.6 million (representing $44.0 million of deferred tax assets) in various foreign jurisdictions. Of these, $45.1 million (representing $11.5 million of deferred tax assets) expire in various years from 2026 to 2032. The remaining $108.5 million (representing $32.5 million of deferred tax assets) do not expire.
As of December 31, 2025, we had recorded a valuation allowance of $126.1 million, compared to $118.9 million as of December 31, 2024, and $99.5 million as of December 31, 2023. The increase of $7.2 million in 2025 is primarily due to increases in valuation allowances on foreign tax credits and foreign NOLs.
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

The activity of our deferred income tax valuation allowance was as follows:

	December 31,
	2025	2024
Deferred Income Tax Valuation Allowance	($ in millions)
Beginning balance	$118.9	$99.5
Increases to valuation allowances	10.1	39.1
Decreases to valuation allowances	(7.2)	(17.1)
Foreign currency translation adjustments	4.3	(2.6)
Ending balance	$126.1	$118.9
As of December 31, 2025, we had $24.0 million of gross unrecognized tax benefits, which would have a net $24.0 million impact on the effective tax rate, if recognized. The changes in amounts of unrecognized tax benefits were as follows:

	December 31,
	2025	2024
Unrecognized Tax Benefits	($ in millions)
Beginning balance	$21.1	$50.3
Increase for current year tax positions	1.2	1.0
Increase for prior year tax positions	11.7	6.6
Decrease for prior year tax positions	(0.8)	(34.0)
Reduction due to lapse in statute limitations	(7.2)	—
Settlements with tax authorities	(2.0)	(1.0)
Foreign currency translation adjustments	—	(1.8)
Ending balance	$24.0	$21.1
We recognize interest and penalty expense related to unrecognized tax positions as a component of the income tax provision. As of December 31, 2025 and 2024, interest and penalties accrued were $3.2 million and $3.2 million, respectively. For 2024 and 2023, we recorded expense related to interest and penalties of $1.2 million and $0.7 million, respectively.
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
For our primary tax jurisdictions, the tax years that remain subject to examination are as follows:

Tax Years
U.S. federal income tax	2022 - 2024
U.S. state income tax	2015 - 2024
Canadian federal income tax	2018 - 2024
Brazil	2019 - 2024
Germany	2022 - 2024
China	2015 - 2024
The Netherlands	2020 - 2024

NOTE 15. ACCRUED LIABILITIES
Included in accrued liabilities were the following:

	December 31,
	2025	2024
Accrued Liabilities	($ in millions)
Accrued compensation and payroll taxes	90.2	56.8
Non-income tax-related accruals	53.6	51.2
Accrued interest	36.8	35.3
Legal and professional costs	33.7	38.5
Accrued employee benefits	59.8	37.9
Contract liabilities (current portion only)	38.6	23.2
Customer related obligations	186.0	106.3
Environmental (current portion only)	30.0	30.0
Asset retirement obligation (current portion only)	15.7	12.8
Restructuring reserves (current portion only)	15.6	8.3
Derivative contracts	16.6	3.3
Other	53.5	31.9
Accrued liabilities	$630.1	$435.5
As of December 31, 2025, customer related obligations of $186.0 million included $75.0 million associated with the Shintech litigation matter discussed in Note 22, “Commitments and Contingencies,” in addition to previously recorded accruals for a VCM pricing dispute with Shintech Incorporated (Shintech), all of which are expected to be paid in the first half of 2026.
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
Our contributions to the defined contribution plan for 2025, 2024 and 2023, were as follows:

	Years Ended December 31,
	2025	2024	2023
Employee Retirement Savings Plan	($ in millions)
Company Contribution	$39.8	$37.6	$36.8
Company Match	16.9	14.6	14.5
Total contributions	$56.7	$52.2	$51.3
Supplemental Executive Retirement Plan
During 2024, we elected to fund the Company’s non-qualified supplemental executive retirement plan obligations through a rabbi trust in the amount of $7.0 million, which was included within other investing activities on the consolidated statements of cash flows. The rabbi trust is subject to creditor claims in the event of insolvency by Olin, but the assets held in the rabbi trust are not available for general corporate purposes. Amounts in the rabbi trust are invested in mutual funds, consistent with the investment choices selected by participants in their plan accounts, which are designated as trading securities and carried at fair value as Level 1 investments within other assets on the consolidated balance sheets with the corresponding plan obligations included as other liabilities. The Company’s liabilities related to the supplemental executive retirement plan were $5.2 million and $6.9 million at December 31, 2025 and 2024, respectively.

NOTE 17. STOCK-BASED COMPENSATION
Stock-based compensation granted includes stock options, performance share awards, restricted stock awards and deferred directors’ compensation. Stock-based compensation expense was as follows:

	Years Ended December 31,
	2025	2024	2023
Stock Compensation Expense	($ in millions)
Stock-based compensation	$24.8	$20.0	$26.7
Mark-to-market adjustments	(5.1)	(10.7)	1.1
Total expense	$19.7	$9.3	$27.8
Under the stock option and long-term incentive plans, options may be granted to purchase shares of our common stock at an exercise price not less than fair market value at the date of grant and are exercisable for a period not exceeding ten years from that date. Stock options, restricted stock and performance shares typically vest over three years. We issue shares to settle stock options, restricted stock and other share-based performance awards. In 2025, long-term incentive awards included performance share awards and restricted stock. In 2024 and 2023, long-term incentive awards included stock options, performance share awards and restricted stock. The stock option exercise price was set at the fair market value of common stock on the date of the grant.
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
The fair value of each performance share award based on net income was estimated on the date of grant, using the current stock price. The fair value of each performance share award based on TSR was estimated on the date of grant, using a Monte Carlo simulation model with the following weighted-average assumptions:

Grant Date Assumptions - Performance Shares	2025	2024	2023
Risk-free interest rate	4.27%	4.53%	4.46%
Expected volatility of Olin common stock	37%	41%	52%
Expected average volatility of peer companies	35%	37%	42%
Average correlation coefficient of peer companies	0.45	0.40	0.51
Expected life (years)	3.0	3.0	3.0
Grant date fair value (TSR-based award)	$27.46	$72.80	$86.98
Grant date fair value (net income-based award)	$27.62	$54.07	$60.55
Performance share awards granted	573,480	180,714	161,474
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

Performance share transactions were as follows:

	To Settle in Cash		To Settle in Shares
Performance Share Transactions	Shares	Weighted-Average Fair Value per Share	Shares	Weighted-Average Fair Value per Share
Outstanding at January 1, 2025	144,976	$33.54	180,216	$54.92
Granted	286,740	24.78	286,740	24.78
Adjustment for performance achievement(1)	(136,884)	23.50	(89,668)	27.58
Paid/issued	(57,381)	33.54	(17,628)	59.55
Converted from shares to cash	4,151	37.26	(4,151)	37.26
Canceled	(16,334)	21.07	(33,272)	40.97
Outstanding at December 31, 2025	225,268	$21.07	322,237	$27.62
Total vested at December 31, 2025	88,469	$21.07	143,500	$42.16
(1)     Reflects the number of shares achieved above or below target, based on actual performance throughout the performance period.
The summary of the status of our unvested performance shares to be settled in cash were as follows:

Unvested Performance Shares	Shares	Weighted-Average Fair Value per Share
Unvested at January 1, 2025	52,014	$33.54
Granted	286,740	24.78
Adjustment for performance achievement(1)	(136,884)	23.50
Vested	(48,737)	21.07
Canceled	(16,334)	21.07
Unvested at December 31, 2025	136,799	$21.07
(1)     Reflects the number of shares achieved above or below target, based on actual performance throughout the performance period.
At December 31, 2025, the liability recorded for performance shares to be settled in cash totaled $1.9 million. The total unrecognized compensation cost related to unvested performance shares at December 31, 2025, was $8.4 million and was expected to be recognized over a weighted-average period of 1.9 years.
Restricted Stock Units
During the years ended December 31, 2025 and 2024, we granted restricted stock units of 550,374 and 237,679, respectively, at a weighted average grant date fair value per share of $26.10 and $55.50, respectively. The fair value of each restricted stock unit was estimated on the date of grant using the current stock price. The awards typically vest ratably, on an annual basis, over three years, but not less than one year.
Stock Options
The fair value of each stock option granted, which typically vests ratably over three years, but not less than one year, was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Grant Date Assumptions - Stock Options(1)	2024	2023
Dividend yield	1.50%	1.32%
Risk-free interest rate	4.35%	4.07%
Expected volatility of Olin common stock	47%	47%
Expected life (years)	7.0	7.0
Weighted-average grant fair value (per option)	$24.17	$28.74
Weighted-average exercise price	$53.34	$60.43
Stock options granted	606,157	564,124
(1)     During the year ended December 31, 2025, Olin granted no stock options.
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
Stock option transactions were as follows:

				Exercisable
Stock Option Transactions	Shares	Option Price	Weighted-Average Option Price	Options	Weighted-Average Exercise Price
Outstanding at January 1, 2025	4,396,995	13.14-65.77	$36.42	3,399,041	$31.11
Exercised	(100,080)	13.14-27.40	22.93
Canceled	(370,741)	13.14-60.55	52.98
Outstanding at December 31, 2025	3,926,174	13.14-65.77	$35.20	3,468,697	$32.54
At December 31, 2025, the average exercise period for all outstanding and exercisable options was 48 months and 42 months, respectively. At December 31, 2025, the aggregate intrinsic value (the difference between the exercise price and market value) for outstanding options was $2.9 million, all of which were exercisable. The total intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023, was $0.5 million, $25.3 million and $29.7 million, respectively.
The total unrecognized compensation cost related to unvested stock options at December 31, 2025, was $5.5 million and was expected to be recognized over a weighted-average period of 1.3 years.
The following table provides certain information with respect to stock options exercisable at December 31, 2025:

Range of Exercise Prices	Options Exercisable	Weighted-Average Exercise Price	Options Outstanding	Weighted-Average Exercise Price
Under $27.00	1,251,736	$21.02	1,251,736	$21.02
$27.00 - $45.00	1,418,038	30.81	1,421,371	30.83
Over $45.00	798,923	53.65	1,253,067	54.32
	3,468,697		3,926,174
At December 31, 2025, common shares reserved for issuance and available for grant or purchase under the following plans consisted of:

	Number of Shares
Incentive Plans	Reserved for Issuance	Available for Grant or Purchase(1)
2003 Long Term Incentive Plan	18,484	—
2006 Long Term Incentive Plan	4,332	—
2009 Long Term Incentive Plan	3,500	—
2014 Long Term Incentive Plan	164,578	—
2016 Long Term Incentive Plan	959,781	—
2018 Long Term Incentive Plan	6,753,707	3,961,547
2021 Long Term Incentive Plan	2,684,168	1,279,821
Total under stock option plans	10,588,550	5,241,368
(1)     All available to be issued as stock options, but includes a sub-limit for all types of stock awards of 1,053,269 shares.
Director Plans
Under the stock purchase plans, our non-employee directors may defer certain elements of their compensation into shares of our common stock based on fair market value of the shares at the time of deferral. Non-employee directors annually receive stock grants as a portion of their director compensation. Of the shares reserved under the stock purchase plans at December 31, 2025, 318,011 shares were committed.

	Number of Shares
Director Plans	Reserved for Issuance	Available for Grant or Purchase
1997 Stock Plan for Non-employee Directors	348,180	30,169

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
For the years ended December 31, 2025, 2024 and 2023, 2.2 million, 5.9 million and 13.3 million shares, respectively, of common stock were repurchased and retired at a total value of $50.5 million, $300.3 million and $711.3 million, respectively. As of December 31, 2025, a cumulative total of 27.4 million shares have been repurchased and retired at a total value of $1,351.1 million under the 2022 Repurchase Authorization program, and $648.9 million of common stock remained authorized to be repurchased under the 2022 Repurchase Authorization program. As of December 31, 2024, there have been no repurchases under the 2024 Repurchase Authorization program and $1.3 billion remained available.
We issued 0.1 million, 0.9 million and 1.0 million shares representing stock options exercised for the years ended December 31, 2025, 2024 and 2023, respectively, with a total value of $2.3 million, $23.9 million and $25.4 million, respectively.
We have registered an undetermined number of securities with the SEC, so that, from time-to-time, we may issue debt securities, preferred stock and/or common stock and associated warrants in the public market under that registration statement.
The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation	Cash Flow Hedges	Pension and Postretirement Benefits	Total
Accumulated Other Comprehensive Loss	($ in millions)
Balance at January 1, 2023	$(38.6)	$(32.5)	$(424.8)	$(495.9)
Unrealized losses	(1.1)	(53.6)	(18.1)	(72.8)
Reclassification adjustments of losses into income	—	72.5	0.2	72.7
Tax (provision) benefit	—	(4.8)	4.5	(0.3)
Net change	(1.1)	14.1	(13.4)	(0.4)
Balance at December 31, 2023	(39.7)	(18.4)	(438.2)	(496.3)
Unrealized (losses) gains	(6.2)	4.3	29.7	27.8
Reclassification adjustments of losses into income	—	30.6	6.2	36.8
Tax provision	—	(8.7)	(9.7)	(18.4)
Net change	(6.2)	26.2	26.2	46.2
Balance at December 31, 2024	(45.9)	7.8	(412.0)	(450.1)
Unrealized (losses) gains	(6.3)	14.2	52.1	60.0
Reclassification adjustments of (gains) losses into income	—	(16.6)	5.6	(11.0)
Tax benefit (provision)	—	0.5	(13.9)	(13.4)
Net change	(6.3)	(1.9)	43.8	35.6
Balance at December 31, 2025	$(52.2)	$5.9	$(368.2)	$(414.5)
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

	Year Ended December 31, 2025
	Chlor Alkali Products and Vinyls	Epoxy	Winchester	Corp/Other	Totals
Segment Detail	($ in millions)
Sales	$3,684.4	$1,371.8	$1,724.6	$—	$6,780.8
Cost of goods sold	3,265.0	1,415.5	1,571.2	27.6	6,279.3
Gross margin	419.4	(43.7)	153.4	(27.6)	501.5
Other segment items	(238.3)	(59.8)	(85.7)	(82.6)	(466.4)
Restructuring charges	—	—	—	(33.4)	(33.4)
Other operating income	—	—	—	0.5	0.5
Interest expense	—	—	—	(188.3)	(188.3)
Interest income	—	—	—	4.4	4.4
Non-operating pension income	—	—	—	20.6	20.6
Income (loss) before taxes	$181.1	$(103.5)	$67.7	$(306.4)	$(161.1)
Other Items
Depreciation and amortization expense	$423.6	$51.7	$34.2	$12.1	$521.6
Capital spending	159.7	19.9	39.8	6.9	226.3
Assets	5,092.4	855.1	849.4	528.9	7,325.8
Segment Sales by Geography
United States	$2,529.1	$559.8	$1,497.0	$—	$4,585.9
Europe	160.0	391.5	95.9	—	647.4
Other foreign	995.3	420.5	131.7	—	1,547.5
Total sales	$3,684.4	$1,371.8	$1,724.6	$—	$6,780.8

	Year Ended December 31, 2024
	Chlor Alkali Products and Vinyls	Epoxy	Winchester	Corp/Other	Totals
Segment Detail	($ in millions)
Sales	$3,630.2	$1,226.3	$1,683.6	$—	$6,540.1
Cost of goods sold	3,154.5	1,256.2	1,356.7	35.2	5,802.6
Gross margin	475.7	(29.9)	326.9	(35.2)	737.5
Other segment items	(179.3)	(55.1)	(89.0)	(85.1)	(408.5)
Restructuring charges	—	—	—	(33.3)	(33.3)
Other operating income	—	—	—	0.8	0.8
Interest expense	—	—	—	(184.5)	(184.5)
Interest income	—	—	—	3.7	3.7
Non-operating pension income	—	—	—	26.0	26.0
Income (loss) before taxes	$296.4	$(85.0)	$237.9	$(307.6)	$141.7
Other Items
Depreciation and amortization expense	$424.6	$53.7	$33.8	$6.0	$518.1
Capital spending	140.4	21.7	31.3	1.7	195.1
Assets	5,346.8	960.5	744.6	527.2	7,579.1
Segment Sales by Geography
United States	$2,561.4	$606.8	$1,489.2	$—	$4,657.4
Europe	184.1	312.5	95.7	—	592.3
Other foreign	884.7	307.0	98.7	—	1,290.4
Total sales	$3,630.2	$1,226.3	$1,683.6	$—	$6,540.1

	Year Ended December 31, 2023
	Chlor Alkali Products and Vinyls	Epoxy	Winchester	Corp/Other	Totals
Segment Detail	($ in millions)
Sales	$3,995.1	$1,329.2	$1,508.7	$—	$6,833.0
Cost of goods sold	3,175.3	1,304.0	1,160.5	27.7	5,667.5
Gross margin	819.8	25.2	348.2	(27.7)	1,165.5
Other segment items	(155.6)	(56.2)	(92.6)	(102.3)	(406.7)
Restructuring charges	—	—	—	(89.6)	(89.6)
Other operating income	—	—	—	42.9	42.9
Interest expense	—	—	—	(181.1)	(181.1)
Interest income	—	—	—	4.3	4.3
Non-operating pension income	—	—	—	24.0	24.0
Income (loss) before taxes	$664.2	$(31.0)	$255.6	$(329.5)	$559.3
Other Items
Depreciation and amortization expense	$440.7	$57.4	$27.2	$8.1	$533.4
Capital spending	161.1	15.2	33.3	26.4	236.0
Assets	5,650.2	979.3	683.6	400.1	7,713.2
Segment Sales by Geography
United States	$2,700.0	$562.8	$1,336.6	$—	$4,599.4
Europe	207.9	338.5	57.3	—	603.7
Other foreign	1,087.2	427.9	114.8	—	1,629.9
Total sales	$3,995.1	$1,329.2	$1,508.7	$—	$6,833.0

Property, plant and equipment is attributed to geographic areas based on the asset location:

	December 31,
	2025	2024
Property, Plant and Equipment by Geography	($ in millions)
United States	$1,992.2	$2,132.8
Foreign	204.7	195.6
Total property, plant and equipment	$2,196.9	$2,328.4

	Years Ended December 31,
	2025	2024	2023
Segment Sales by Product Line	($ in millions)
Chlor Alkali Products and Vinyls
Caustic soda	$1,632.3	$1,526.9	$1,790.0
Chlorine, chlorine derivatives and other products	2,052.1	2,103.3	2,205.1
Total Chlor Alkali Products and Vinyls	3,684.4	3,630.2	3,995.1
Epoxy
Aromatics and allylics	564.7	512.2	525.1
Epoxy resins and formulated solutions	807.1	714.1	804.1
Total Epoxy	1,371.8	1,226.3	1,329.2
Winchester
Commercial	636.4	836.6	806.5
Military and law enforcement(1)	1,088.2	847.0	702.2
Total Winchester	1,724.6	1,683.6	1,508.7
Total sales	$6,780.8	$6,540.1	$6,833.0
(1)     For the years ended December 31, 2025, 2024 and 2023, revenue recognized over time represented $344.7 million, $206.5 million and $104.8 million respectively, associated with governmental contracts within our Winchester business.
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
We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we expect to incur to protect our interests against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $11.4 million at December 31, 2025. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and operation, maintenance and monitoring (OM&M) expenses that, in our experience, we expect to incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M.

Our liabilities for future environmental expenditures were as follows:

	December 31,
	2025	2024
Environmental Liabilities	($ in millions)
Beginning balance	$156.5	$153.6
Charges to income	25.5	30.2
Remedial and investigatory spending	(25.7)	(27.3)
Ending balance	$156.3	$156.5
At December 31, 2025 and 2024, our consolidated balance sheets included environmental liabilities of $126.3 million and $126.5 million, respectively, which were classified as other noncurrent liabilities. Our environmental liability amounts do not take into account any discounting of future expenditures or any consideration of insurance recoveries or advances in technology. These liabilities are reassessed periodically to determine if environmental circumstances have changed and/or remediation efforts and our estimate of related costs have changed. As a result of these reassessments, future charges to income may be made for additional liabilities. Of the $156.3 million included on our consolidated balance sheet at December 31, 2025, for future environmental expenditures, we currently expect to utilize $89.1 million of the reserve for future environmental expenditures over the next 5 years, $34.5 million for expenditures 6 to 10 years in the future, and $32.7 million for expenditures beyond 10 years in the future.
Our total estimated environmental liability at December 31, 2025, was attributable to 58 sites, 14 of which were United States Environmental Protection Agency National Priority List sites. Nine sites accounted for 80% of our environmental liability and, of the remaining 49 sites, no one site accounted for more than 3% of our environmental liability. At seven of the nine sites, part of the site is in the long-term OM&M stage. At seven of the nine sites, a remedial action plan is being developed for part of the site. At seven of the nine sites, a remedial design is being developed at part of the site and at four of the nine sites, part of the site is subject to a remedial investigation. All nine sites are either associated with past manufacturing operations or former waste disposal sites. None of the nine largest sites represents more than 25% of the liabilities reserved on our consolidated balance sheet at December 31, 2025, for future environmental expenditures.
Environmental provisions charged to income, which are included in cost of goods sold, were as follows:

	Years Ended December 31,
	2025	2024	2023
Environmental Expense	($ in millions)
Provisions charged to income	$25.5	$30.2	$30.1
Insurance recoveries(1)	(1.0)	—	(6.4)
Environmental expense	$24.5	$30.2	$23.7
(1)     Insurance recoveries for costs incurred and expensed in prior periods.
These charges relate primarily to remedial and investigatory activities associated with past manufacturing operations and former waste disposal sites and may be material to operating results in future years.
Annual environmental-related cash outlays for site investigation and remediation are expected to range between approximately $25 million to $35 million over the next several years, which are expected to be charged against reserves recorded on our consolidated balance sheet. While we do not anticipate a material increase in the projected annual level of our environmental-related cash outlays for site investigation and remediation, there is always the possibility that such an increase may occur in the future in view of the uncertainties associated with environmental exposures. Environmental exposures are difficult to assess for numerous reasons, including the identification of new sites, developments at sites resulting from investigatory studies, advances in technology, changes in environmental laws and regulations and their application, changes in regulatory authorities, the scarcity of reliable data pertaining to identified sites, the difficulty in assessing the involvement and financial capability of other Potentially Responsible Parties (PRPs), our ability to obtain contributions from other parties and the lengthy time periods over which site remediation occurs. It is possible that some of these matters (the outcomes of which are subject to various uncertainties) may be resolved unfavorably to us, which could materially adversely affect our financial position, cash flows, or results of operations. At December 31, 2025, we estimate that it is reasonably possible that we may have additional contingent environmental liabilities of $100 million in addition to the amounts for which we have already recorded as a reserve.

NOTE 21. LEASES
Our lease commitments are primarily for railcars, but also include logistics, manufacturing, storage, real estate and information technology assets. Our leases have remaining lease terms of up to 89 years (12 years excluding land leases), some of which may include options to extend the leases for up to five years, and some of which may include options to terminate the leases within one year.
The amounts for leases included in our consolidated balance sheets include:

		December 31,
		2025	2024
	Balance Sheet Location:	($ in millions)
Lease Assets
Total lease assets	Operating lease assets, net	$298.6	$302.2
Lease Liabilities
Current
Current	Current operating lease liabilities	$59.7	$64.8
Long-term	Operating lease liabilities	252.5	243.2
Total lease liabilities		$312.2	$308.0
The components of lease expense are recorded to cost of goods sold and selling and administrative expenses in the consolidated statements of operations, excluding interest on finance lease liabilities which is recorded to interest expense. The components of lease expense were as follows:

	Years Ended December 31,
	2025	2024	2023
Lease Expense	($ in millions)
Operating lease expense	$81.3	$83.5	$88.4
Variable and short-term lease expense	36.9	29.6	24.6
Finance lease expense:
Depreciation of leased assets	—	—	0.5
Total lease expense	$118.2	$113.1	$113.5
Future maturities of operating lease liabilities as of December 31, 2025, are summarized below:

Operating Leases
Future Lease Maturities	($ in millions)
2026	$72.3
2027	61.0
2028	52.7
2029	45.5
2030	34.1
Thereafter	120.7
Total lease payments	386.3
Less: Imputed interest(1)	(74.1)
Present value of lease liabilities	$312.2
(1)     Calculated using the discount rate for each lease.

Other information related to leases was as follows:

	Years Ended December 31,
	2025	2024	2023
Supplemental Cash Flows Information	($ in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$81.3	$84.2	$88.8
Financing cash flows from finance leases	—	—	1.9
Non-cash increase in lease assets and lease liabilities:
Operating leases	$79.2	$33.7	$71.1

	December 31,
	2025	2024
Weighted-Average Remaining Lease Term - Operating leases	8.9 years	8.8 years
Weighted-Average Discount Rate - Operating leases	4.7%	4.2%
As of December 31, 2025, we have additional operating leases that have not yet commenced of approximately $131.8 million. which are expected to commence during 2026 and 2027 with lease terms between 5 years and 12 years.
NOTE 22. COMMITMENTS AND CONTINGENCIES
The following table summarizes our contractual commitments under purchase contracts as of December 31, 2025:

Purchase Commitments
Future Contractual Purchase Commitments	($ in millions)
2026	$726.8
2027	670.6
2028	517.2
2029	516.2
2030	504.1
Thereafter	2,631.1
Total purchase commitments	$5,566.0
The above purchase commitments include raw materials, capital expenditures, long-term energy supply contracts and utility purchasing commitments utilized in our normal course of business for our projected needs.
Legal Matters
In April 2023, Shintech filed a lawsuit against Olin Corporation and its wholly owned subsidiary, Blue Cube Operations LLC, in the U.S. District Court for the Southern District of Texas. Shintech alleged that Olin breached a long‑term VCM supply agreement relating to deliveries to Shintech’s polyvinyl chloride (PVC) facility in Freeport, TX, following a pricing dispute, a 2023 maintenance turnaround at Olin’s Freeport, TX VCM facility, and Olin’s declaration of force majeure at Olin’s Freeport, TX VCM facility. Olin supplies VCM to Shintech under a long-term supply contract. Shintech sought injunctive relief compelling performance under the supply agreement, specific performance of Olin’s alleged contractual obligations, and recovery of monetary damages.
After nearly three years of litigation, on February 10, 2026, the jury returned a verdict in favor of Shintech on its breach‑of‑contract claims. As a result of this verdict, the Company obtained new information related to this litigation loss contingency and recorded a pretax charge of $75.0 million in the fourth quarter 2025, which is included in our December 31, 2025 consolidated balance sheet under customer related obligations within Note 15, “Accrued Liabilities.” During the first half of 2026, we expect to pay approximately $185 million to Shintech associated with the litigation matter, and previously recorded accruals for a VCM pricing dispute with Shintech.

We, and our subsidiaries, are defendants in various other legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities. As of December 31, 2025 and 2024, our consolidated balance sheets included accrued liabilities for these other legal actions of $20.1 million and $19.7 million, respectively, which are included under legal and professional costs within Note 15, “Accrued Liabilities.” These liabilities do not include costs associated with legal representation. Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations.
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
We actively manage currency exposures that are associated with net monetary asset positions, currency purchases and sales commitments denominated in foreign currencies and foreign currency denominated assets and liabilities created in the normal course of business. We enter into forward sales and purchase contracts to manage currency risk to offset our net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of our operations. All of the currency derivatives expire within one year and are for U.S. dollar (USD) equivalents. The counterparties to the forward contracts are large financial institutions; however, the risk of loss to us in the event of nonperformance by a counterparty could be significant to our financial position, cash flows, or results of operations.
We had the following notional amounts of outstanding forward contracts to buy and sell foreign currency:

	December 31,
	2025	2024
Notional Value - Foreign Currency	($ in millions)
Buy	$—	$—
Sell	134.0	133.7
Cash Flow Hedges
For derivative instruments that are designated and qualify as a cash flow hedge, the change in fair value of the derivative is recognized as a component of other comprehensive income (loss) until the hedged item is recognized in earnings.
We had the following notional amounts of outstanding commodity contracts that were entered into to hedge forecasted purchases:

	December 31,
	2025	2024
Notional Value - Commodity	($ in millions)
Natural gas	$93.9	$57.4
Ethane	34.7	22.6
Metals	90.0	124.5
Total notional	$218.6	$204.5
As of December 31, 2025, the counterparties to these commodity contracts were Wells Fargo Bank, N.A., Citibank, N.A., JPMorgan Chase Bank, National Association, Toronto Dominion Bank and Bank of America Corporation, all of which are major financial institutions.
We use cash flow hedges for certain raw material and energy costs such as copper, zinc, ethane, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in our manufacturing process. At December 31, 2025, we had open derivative contract positions through 2028. If all open futures contracts had been settled on December 31, 2025, we would have recognized a pretax gain of $7.8 million.
If commodity prices were to remain at December 31, 2025 levels, approximately $3.5 million of deferred gains, net of tax, would be reclassified into earnings during the next twelve months. The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.
Fair Value Hedges
We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps. There were no outstanding interest rate swaps at December 31, 2025 and 2024.
Financial Statement Impacts
We present our derivative assets and liabilities in our consolidated balance sheets on a net basis whenever we have a legally enforceable master netting agreement with the counterparty to our derivative contracts. We use these agreements to manage and substantially reduce our potential counterparty credit risk.

The following table summarizes the location and fair value of the derivative instruments on our consolidated balance sheets:

		December 31,
		2025	2024
	Balance Sheet Location	($ in millions)
Current Assets
Commodity contracts	Other current assets	$20.5	$11.9
Foreign currency contracts	Other current assets	—	2.6
Noncurrent Assets
Commodity contracts	Other assets	3.3	2.0
Total derivative assets(1)		$23.8	$16.5

Current Liabilities
Commodity contracts	Accrued liabilities	$16.0	$3.3
Foreign currency contracts	Accrued liabilities	0.6	—
Noncurrent Liabilities
Commodity contracts	Other liabilities	—	0.4
Total derivative liabilities(1)		$16.6	$3.7
(1)     Does not include the impact of cash collateral received from or provided to counterparties.
The following table summarizes the effects of derivative instruments on our consolidated statements of operations:

		Amount of Gain (Loss) for the
		Years Ended December 31,
		2025	2024	2023
	Location of Gain (Loss)	($ in millions)
Cash Flow Hedges
Commodity contracts	Other comprehensive (loss) income	$14.2	$4.3	$(53.6)
Commodity contracts	Cost of goods sold	16.6	(30.6)	(72.5)

Not Designated as Hedging Instruments
Commodity contracts	Cost of goods sold	—	—	(0.6)
Foreign exchange contracts	Selling and administrative	(16.8)	17.0	(15.1)
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

Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceeds a specific threshold. If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability. As of December 31, 2025 and 2024, this threshold was not exceeded. In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.
Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
Item 9A.  CONTROLS AND PROCEDURES
Our chief executive officer and our chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s report on internal control over financial reporting and the related report of Olin’s independent registered public accounting firm, KPMG LLP, are included in Item 8—“Financial Statements and Supplementary Data.”
Item 9B.  OTHER INFORMATION
During the three months ended December 31, 2025, no director or officer of Olin adopted or terminated a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.
First Amendment to Credit Agreement
On February 19, 2026, Olin executed an Amendment (the “First Amendment”) to the Credit Agreement dated as of March 14, 2025 (as amended by the First Amendment, the “Amended Credit Agreement”), by and among Olin, the lenders from time to time party thereto, the issuing banks from time to time party thereto and Bank of America, N.A., in its capacity as administrative agent, to, among other things, provide Olin with greater flexibility under the financial maintenance covenants of the Amended Credit Agreement. The First Amendment also provides for two additional increased pricing levels applicable to drawn and undrawn amounts under the credit facilities under the Amended Credit Agreement if Olin’s leverage ratio exceeds specified ratios. Olin also repaid $109.7 million of the term loan facility thereunder with the proceeds of a borrowing under the revolving credit facility.
The First Amendment requires that Olin’s obligations under the Amended Credit Agreement, certain cash management arrangements and hedging arrangements, certain letter of credit reimbursement facilities and certain other specified obligations be guaranteed by certain of its material domestic subsidiaries, and that such obligations also be secured by liens on substantially all of Olin’s and the subsidiary guarantors’ personal property, other than certain principal properties, capital stock of subsidiaries and subject to certain other exceptions.
The First Amendment provides that all guarantees under the Amended Credit Agreement and liens on the collateral will be released upon the earlier of (a) September 30, 2027 and (b) Olin’s election, upon at least five business days’ notice, to terminate the covenant relief period (the period from the effectiveness of the First Amendment until such earlier date is referred to herein as the “Covenant Relief Period”).
The First Amendment relaxes the financial maintenance covenants that Olin must comply with by (a) reducing the minimum consolidated interest coverage ratio covenant during the Covenant Relief Period, (b) increasing the maximum consolidated net leverage ratio covenant during the Covenant Relief Period and (c) adjusting the calculation of the EBITDA and debt components that form the basis of determining Olin’s compliance with the foregoing financial maintenance covenants.
The First Amendment (i) limits Olin’s ability to incur debt, (ii) limits its ability to pay dividends or distributions in excess of its regularly scheduled dividends, (iii) limits its ability to engage in certain asset sales and (iv) requires that the net cash proceeds of certain asset sales be used to prepay funded loans under the term loan facility, in each case subject to exceptions and baskets as specified in the First Amendment and solely during the Covenant Relief Period.
The foregoing description of the First Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the First Amendment, which is attached hereto as Exhibit 10.31 and which is incorporated by reference herein.
Fourteenth Amendment to Amended and Restated Credit and Funding Agreement
On February 19, 2026, Olin executed a Fourteenth Amendment (the “Fourteenth Amendment”) to the Amended and Restated Credit and Funding Agreement dated as of December 9, 2010, among Olin, the lenders thereunder, and PNC Bank, National Association, as administrative agent, related to The Industrial Development Authority of Washington County Series 2010A bonds, The Industrial Development Authority of Washington County Series 2010B bonds, The Mississippi Business Finance Corporation Series 2010 bonds and The Industrial Development Board of the County of Bradley and the City of Cleveland, Tennessee Series 2010 bonds to provide the lenders thereunder with equal and ratable guarantees and collateral and to amend certain covenants, definitions and pricing terms to be consistent with the covenants, definitions and pricing terms contained in the Amended Credit Agreement described in Item 9B.
The foregoing description of the Fourteenth Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Fourteenth Amendment, which is attached hereto as Exhibit 4.22 and which is incorporated by reference herein.
Performance Share Program
Effective February 18, 2026, the Compensation Committee of the Board of Directors of Olin adopted an updated Performance Share Program that replaces the net income performance metric with adjusted EBITDA and includes total shareholder return performance as a modifier in determining payouts under the plan. These changes will be effective beginning with performance share grants in 2026. The updated Olin Corporation Performance Share Program is qualified in its entirety by reference to the full text of such document which is filed herewith as Exhibit 10.18 to this report.
Item 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We incorporate the biographical information relating to our Board of Directors (Board) under the heading ITEM 1—“PROPOSAL FOR THE ELECTION OF DIRECTORS” in our Proxy Statement relating to our 2026 Annual Meeting of Shareholders (the “Proxy Statement”) by reference in this Report. We incorporate the biographical information regarding executive officers under the heading “EXECUTIVE OFFICERS” in our Proxy Statement by reference in this Report. We incorporate the information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, under the heading entitled “DELINQUENT SECTION 16(a) REPORTS” in our Proxy Statement by reference in this Report.
The information with respect to our audit committee, including the audit committee financial expert, is incorporated by reference in this Report to the information contained in the paragraph entitled “CORPORATE GOVERNANCE MATTERS—What Are our Board Committees?” in our Proxy Statement. We incorporate by reference in this Report information regarding procedures for shareholders to nominate a director for election, in the Proxy Statement under the headings “MISCELLANEOUS—How can I directly nominate a director for election to the Board at the 2027 annual meeting?” and “CORPORATE GOVERNANCE MATTERS—What Is Olin’s Director Nomination Process?”. We incorporate by reference in this Report information regarding our insider trading policy in the Proxy Statement under the heading “CORPORATE GOVERNANCE MATTERS—Does Olin Have an Insider Trading Policy?”
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
Item 11.  EXECUTIVE COMPENSATION
The information in the Proxy Statement under the heading “CORPORATE GOVERNANCE MATTERS—Compensation Committee Interlocks and Insider Participation,” the information under the heading “COMPENSATION DISCUSSION AND ANALYSIS” through the information under the heading “PAY RATIO DISCLOSURE” are incorporated by reference in this Report.
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

Equity Compensation Plan Information
	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)(1)
Equity compensation plans approved by security holders (2)	5,665,193	(3)	$34.99	(3)	5,271,537
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	5,665,193		$34.99	(3)	5,271,537
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
(3)Includes:
•3,926,174 shares issuable upon exercise of options with a weighted-average exercise price of $35.20, and a weighted-average remaining term of 4.0 years,

•698,230 shares issuable under restricted stock unit grants, with a weighted-average remaining term of 1.1 years,
•722,778 shares issuable in connection with outstanding performance share awards, with a weighted-average term of 1.6 years remaining in the performance measurement period, and
•318,011 shares under the 1997 Stock Plan for Non-employee Directors which represent stock grants for retainers, other board and committee fees and dividends on deferred stock under the plan.
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
We incorporate the information under the headings “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “CORPORATE GOVERNANCE MATTERS—Which Board Members Are Independent?” in our Proxy Statement by reference in this Report.
Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
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
Consolidated financial statements of the registrant are included in Item 8—“Financial Statements and Supplementary Data” above.
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

3.1	Amended and Restated Articles of Incorporation of Olin Corporation as amended effective April 24, 2020—Exhibit 3.1 to Olin’s Form 8-K filed April 28, 2020*
3.2	Bylaws of Olin Corporation as amended effective August 13, 2025—Exhibit 3.1 to Olin's Form 8-K filed August 13, 2025*
4.1	Description of Olin Corporation Securities registered under Section 12 of the Exchange Act—Exhibit 4.1 to Olin's Form 10-K filed February 20, 2025*
4.2	Indenture dated as of August 19, 2009, between Olin Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee — Exhibit 4.1 of Olin’s Form 8-K dated August 19, 2009*
4.3	Trust Indenture effective December 1, 2010 between Mississippi Business Finance Corporation and U.S. Bank National Association—Exhibit 4.1 to Olin’s Form 8-K filed December 10, 2010*
4.4
Fifth Supplemental Indenture dated January 16, 2018 between Olin Corporation and U.S. Bank National Association, as trustee, governing the Senior Notes—Exhibit 4.1 to Olin’s Form 8-K filed January 19, 2018*

4.5	Sixth Supplemental Indenture dated July 16, 2019 between Olin Corporation and U.S. Bank National Association, as trustee, governing the Senior Notes—Exhibit 4.1 to Olin’s Form 8-K filed July 16, 2019*
4.6
Seventh Supplemental Indenture dated September 30, 2020 between Olin Corporation and U. S. Bank National Association, as trustee, governing the Senior Notes—Exhibit 4.1 to Olin’s Form 10-Q filed November 5, 2020*

4.7	Loan Agreement effective December 1, 2010 between Mississippi Business Finance Corporation and Olin Corporation—Exhibit 4.2 to Olin’s Form 8-K filed December 10, 2010*
4.8
Bond Purchase Agreement dated December 9, 2010 between Mississippi Business Finance Corporation, Olin Corporation and PNC Bank, National Association, as administrative agent—Exhibit 4.3 to Olin’s Form 8-K filed December 10, 2010*

4.9
Amended and Restated Credit and Funding Agreement dated December 9, 2010 between Olin Corporation, as borrower; PNC Bank, National Association, as administrative agent; PNC Capital Markets LLC, as lead arranger; and the Lenders party thereto—Exhibit 4.4 to Olin’s Form 8-K filed December 10, 2010*

4.10
First Amendment dated December 27, 2010 to the Amended and Restated Credit and Funding Agreement dated December 9, 2010 between Olin Corporation, as borrower; PNC Bank, National Association, as administrative agent; PNC Capital Markets LLC, as lead arranger; and the Lenders party thereto—Exhibit 4.4 to Olin’s Form 8-K filed December 30, 2010*

4.11
Second Amendment dated April 27, 2012 to Amended and Restated Credit and Funding Agreement dated December 9, 2010 among Olin Corporation, the Lenders as named therein, and PNC Bank, National Association, as administrative agent for the Lenders—Exhibit 4.2 to Olin’s Form 8-K filed May 3, 2012*

4.11
Third Amendment dated June 23, 2014 to Amended and Restated Credit and Funding Agreement dated December 9, 2010 among Olin Corporation, the Lenders as named therein, and PNC Bank, National Association, as administrative agent for the Lenders—Exhibit 4.2 to Olin’s Form 8-K filed June 25, 2014*

4.12
Amendment No. 4 dated June 23, 2015 to the Amended and Restated Credit and Funding Agreement dated December 9, 2010 among Olin Corporation, the Lenders as named therein, and PNC Bank, National Association, as administrative agent—Exhibit 10.3 to Olin’s Form 8-K filed June 29, 2015*

4.13
Fifth Amendment dated September 29, 2016 to Amended and Restated Credit and Funding Agreement dated December 9, 2010 among Olin Corporation, the Lenders as named therein, and PNC Bank, National Association, as administrative agent for the Lenders—Exhibit 4.1 to Olin’s Form 10-Q filed May 3, 2017*

4.14
Sixth Amendment dated March 9, 2017 to Amended and Restated Credit and Funding Agreement dated December 9, 2010 among Olin Corporation, the Lenders as named therein, and PNC Bank, National Association, as administrative agent for the Lenders—Exhibit 4.2 to Olin’s Form 8-K filed March 9, 2017*

4.15
Seventh Amendment dated July 16, 2019 to Amended and Restated Credit and Funding Agreement dated December 9, 2010 among Olin Corporation, the Lenders as named therein, and PNC Bank, National Association, as administrative agent for the Lenders—Exhibit 4.3 to Olin’s Form 8-K filed July 16, 2019*

4.16
Eighth Amendment dated December 20, 2019 to Amended and Restated Credit and Funding Agreement dated December 9, 2010 among Olin Corporation, the Lenders as named therein, and PNC Bank, National Association, as administrative agent for the Lenders—Exhibit 4.1 to Olin’s Form 8-K filed December 20, 2019*

4.17
Ninth Amendment dated May 8, 2020 to Amended and Restated Credit and Funding Agreement dated December 9, 2010 among Olin Corporation, the Lenders as named therein, and PNC Bank, National Association, as administrative agent for the Lenders—Exhibit 4.1 to Olin’s Form 8-K filed May 11, 2020*

4.18
Tenth Amendment to Amended and Restated Credit and Funding Agreement, dated as of February 24, 2021, among Olin Corporation, the Lenders (as defined therein), and PNC Bank, National Association, as Administrative Agent—Exhibit 4.1 to Olin’s Form 8-K filed March 1, 2021*

4.19
Eleventh Amendment dated August 30, 2021 to Amended and Restated Credit and Funding Agreement dated December 9, 2010 among Olin Corporation, Olin Winchester, LLC, the Lenders as named therein, and PNC Bank, National Association, as administrative agent for the Lenders—Exhibit 4.1 to Olin’s Form 10-Q filed October 22, 2021*

4.20
Twelfth Amendment to Amended and Restated Credit and Funding Agreement, dated as of October 11, 2022, among Olin Corporation, the Lenders (as defined therein), and PNC Bank, National Association, as administrative agent — Exhibit 4.1 to Olin's Form 8-K filed October 12, 2022*

4.21
Thirteenth Amendment to Amended and Restated Credit and Funding Agreement, dated as of March 14, 2025, among Olin Corporation, the Lenders (as defined therein) and PNC Bank, National Association, as administrative agent – Exhibit 4.3 to Olin’s Form 8-K filed March 14, 2025*

4.22
Fourteenth Amendment, dated February 19, 2026, to Amended and Restated Credit and Funding Agreement, dated as of February December 9, 2010 among Olin Corporation, the Lenders (as defined therein) and PNC Bank, National Association, as administrative agent

4.23
Forward Purchase Agreement dated as of March 9, 2017, among Olin Corporation, the Lenders as named therein, and PNC Bank, National Association, as administrative agent—Exhibit 4.1 to Olin’s Form 8-K filed March 9, 2017*

4.24
First Amendment dated August 30, 2021 to Forward Purchase Agreement dated March 9, 2017, among Olin Corporation, Olin Winchester, LLC, the Lenders as named therein, and PNC Bank, National Association , as administrative agent—Exhibit 4.2 to Olin’s Form 10-Q filed October 22, 2021*

4.25
Third Amendment dated March 14, 2025 to Forward Purchase Agreement dated March 9, 2017, among Olin Corporation, Olin Winchester, LLC, the Lenders as named therein, and PNC Bank, National Association, as administrative agent—Exhibit 4.1 to Olin’s Form 10-Q filed May 2, 2025*

4.26	Form of 5.000% Senior Notes due 2030—Exhibit 4.2 (contained in Exhibit 4.1) to Olin’s Form 8-K filed January 19, 2018*
4.27	Form of 5.625% Senior Notes due 2029—Exhibit 4.2 (contained in Exhibit 4.1) to Olin’s Form 8-K filed July 16, 2019*
4.28
Receivables Purchase Agreement, dated as of November 20, 2024, among Olin Corporation, as servicer, Olin Finance Company, LLC, as seller, PNC Bank, National Association, as administrative agent, PNC Capital Markets LLC, as structuring agent, and the persons from time to time parties thereto as purchasers and group agents—Exhibit 10.1 to Olin’s Form 8-K filed November 20, 2024*

4.29
Indenture, dated as of March 14, 2025, between Olin Corporation and U.S. Bank Trust Company, National Association, as trustee, governing the Senior Notes—Exhibit 4.1 to Olin’s Form 8-K filed March 14, 2025*

4.30	Form of 6.625% Senior Note due 2023—Exhibit 4.2 (contained in Exhibit 4.1) to Olin’s Form 8-K filed March 14, 2025*
10.1	Senior Executive Pension Plan amended and restated effective October 24, 2008—Exhibit 10.1 to Olin’s Form 10-Q filed October 27, 2008*†
10.2	Olin Corporation Supplemental Retirement Savings Plan—Exhibit 10.1 to Olin’s Form 8-K filed October 1, 2024*†
10.3	Olin Corporation Change in Control Severance Plan for Section 16(b) Officers effective April 24, 2024—Exhibit 10.3 to Olin’s Form 10-K filed February 20, 2025*†
10.4	Olin Corporation Severance Plan for Section 16(b) Officers effective April 24, 2024—Exhibit 10.4 to Olin’s Form 10-K filed February 20, 2025*†
10.5	Amended and Restated 1997 Stock Plan for Non-employee Directors codified to reflect amendments adopted through December 5, 2024—Exhibit 10.5 to Olin’s Form 10-K filed February 20, 2025*†

10.6	Supplementary and Deferral Benefit Pension Plan as amended and restated effective October 24, 2008—Exhibit 10.2 to Olin’s Form 10-Q filed October 27, 2008*†
10.7	Amended and Restated Olin Corporation 2003 Long Term Incentive Plan codified as of January 27, 2019—Exhibit 10.2 to Olin’s Form 8-K filed January 30, 2019*†
10.8	Amended and Restated Olin Corporation 2009 Long Term Incentive Plan codified as of January 27, 2019—Exhibit 10.4 to Olin’s Form 8-K filed January 30, 2019*†
10.9	Amended and Restated Olin Corporation 2014 Long Term Incentive Plan codified as of January 27, 2019—Exhibit 10.5 to Olin’s Form 8-K filed January 30, 2019*†
10.10	Amended and Restated Olin Corporation 2016 Long Term Incentive Plan codified as of January 27, 2019—Exhibit 10.6 to Olin’s Form 8-K filed January 30, 2019*†
10.11	Amended and Restated Olin Corporation 2018 Long Term Incentive Plan codified as of January 27, 2019—Exhibit 10.7 to Olin’s Form 8-K filed January 30, 2019*†
10.12	Amended and Restated Olin Corporation 2021 Long Term Incentive Plan codified as of January 1, 2025†
10.13	Olin Corporation Section 16 Short-Term Incentive Plan—Exhibit 10.1 to Olin’s Form 8-K filed December 13, 2023*†
10.14	Equity Award Continuation Policy amended December 5, 2024—Exhibit 10.16 to Olin’s Form 10-K filed February 20, 2025*†
10.15	Form of Non-Qualified Stock Option Award Certificate—Exhibit 10.19 to Olin's Form 10-K filed February 23, 2023*†
10.16	Form of Restricted Stock Unit Award Certificate—Exhibit 10.20 to Olin's Form 10-K filed February 23, 2023*†
10.17	Form of Performance Award Certificate—Exhibit 10.21 to Olin's Form 10-K filed February 23, 2023*†
10.18	Form of Performance Share Award Notice and Agreement†
10.19	Olin Corporation Retirement Savings Plan Amended and Restated effective as of January 1, 2024—Exhibit 10.1 to Olin’s Form 10-Q filed October 25, 2024*
10.20	Distribution Agreement between Olin Corporation and Arch Chemicals, Inc., dated as of February 1, 1999—Exhibit 2.1 to Olin’s Form 8-K filed February 23, 1999*
10.21	Note Purchase Agreement dated December 22, 1997 between the SunBelt Chlor Alkali Partnership and the Purchasers named therein—Exhibit 99.5 to Olin’s Form 8-K filed December 3, 2001*
10.22	Guarantee Agreement dated December 22, 1997 between Olin Corporation and the Purchasers named therein—Exhibit 99.6 to Olin’s Form 8-K filed December 3, 2001*
10.23	Subordination Agreement dated December 22, 1997 between Olin Corporation and the Subordinated Parties named therein—Exhibit 99.7 to Olin’s Form 8-K filed December 3, 2001*
10.24	Separation Agreement dated March 26, 2015 between The Dow Chemical Company and Blue Cube Spinco Inc.—Exhibit 10.1 to Olin’s Form 8-K filed March 27, 2015*
10.25	Credit Agreement dated October 11, 2022 among Olin Corporation, the Lenders as named therein and Bank of America, N.A., as administrative agent—Exhibit 10.1 to Olin’s Form 8-K filed October 12, 2022*
10.26	Form of Olin Corporation Retention Agreement—Exhibit 10.1 to Olin's Form 8-K filed December 20, 2023*†
10.27	Offer Letter dated February 15, 2024 by and between Kenneth Lane and Olin Corporation—Exhibit 10.1 to Olin's Form 8-K filed February 20, 2024*†
10.28	Retention Agreement Side Letter, dated December 5, 2024—Exhibit 10.1 to Olin’s Form 8-K filed December 10, 2024*†
10.29	Separation Agreement, dated January 20, 2025, by and between Olin Corporation and Damian Gumpel—Exhibit 10.1 to Olin’s Form 8-K filed January 21, 2025*†
10.30
Credit Agreement, dated as of March 14, 2025, among Olin Corporation, the Lenders and Issuing Banks (as defined therein) and Bank of America, N.A., as administrative agent—Exhibit 10.1 to Olin’s Form 8-K filed March 14, 2025*

10.31
First Amendment, dated February 19, 2026, to Credit Agreement, dated as of March 14, 2025, among Olin Corporation, the Lenders and Issuing Banks (as defined therein) and Bank of America, N.A., as administrative agent**

10.32	Non-Employee Director Deferred Compensation Plan, effective November 12, 2025†
19	Insider Trading Policy—Exhibit 19 to Olin’s Form 10-K filed February 20, 2025*
21	Subsidiaries of Olin Corporation
23	Consent of KPMG LLP
31.1	Section 302 Certification Statement of Chief Executive Officer
31.2	Section 302 Certification Statement of Chief Financial Officer
32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer
97	Olin Corporation Executive Officer Clawback Policy—Exhibit 97 to Olin’s Form 10-K filed February 22, 2024*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded in the Exhibit 101 Interactive Data Files)
* Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC file No. 1-1070 unless otherwise indicated.
** Certain exhibits and schedules to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.
† Indicated management contract or compensatory arrangement.
Any exhibit is available from Olin by writing to the Secretary, Olin Corporation, 190 Carondelet Plaza, Suite 1530, Clayton, MO 63105 USA.
Shareholders may obtain information from EQ Shareowner Services, our registrar and transfer agent, who also manages our Automatic Dividend Reinvestment Plan by writing to: EQ Shareowner Services, 1110 Centre Pointe Curve, Suite 101, Mendota Heights, MN 55120 USA, by telephone from the United States at 800-401-1957 or outside the United States at 651-450-4064 or via their website under “Contact Us” at www.shareowneronline.com.The contents of EQ Shareowner Services’ website referenced in this section are not, and should not be considered to be, part of this Report.
Item 16.  FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLIN CORPORATION
By:	/s/ Kenneth Lane
Kenneth Lane
President and Chief Executive Officer

Date: February 20, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ KENNETH LANE	President and Chief Executive Officer (Principal Executive Officer) and Director	February 20, 2026
Kenneth Lane

/s/ BEVERLEY A. BABCOCK	Director	February 20, 2026
Beverley A. Babcock

/s/ EDWARD M. DALY	Director	February 20, 2026
Edward M. Daly

/s/ MATTHEW S. DARNALL	Director	February 20, 2026
Matthew S. Darnall

/s/ JULIE A. PIGGOTT	Director	February 20, 2026
Julie A. Piggott

/s/ EARL L. SHIPP	Director	February 20, 2026
Earl L. Shipp

/s/ WILLIAM H. WEIDEMAN	Chairman and Director	February 20, 2026
William H. Weideman

/s/ W. ANTHONY WILL	Director	February 20, 2026
W. Anthony Will

/s/ CAROL A. WILLIAMS	Director	February 20, 2026
Carol A. Williams

/s/ TODD A. SLATER	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2026
Todd A. Slater

/s/ RANDEE N. SUMNER	Vice President and Controller (Principal Accounting Officer)	February 20, 2026
Randee N. Sumner