Form 10-Q
period 2026-03-31
OLIN Corp
filed 2026-05-08
CIK 74303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

As of March 31, 2026, 113,897,769 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets
($ in millions, except per share data)
(Unaudited)

	March 31, 2026	December 31, 2025	March 31, 2025
Assets
Current assets:
Cash and cash equivalents	$192.2	$167.6	$174.0
Receivables, net	915.4	844.5	1,107.3
Income taxes receivable	58.7	66.6	15.8
Inventories, net	827.2	784.5	875.2
Other current assets	103.2	107.9	79.0
Total current assets	2,096.7	1,971.1	2,251.3
Property, plant and equipment (less accumulated depreciation of $5,565.6, $5,508.7 and $5,291.8)	2,129.3	2,196.9	2,266.5
Operating lease assets, net	301.7	298.6	289.0
Deferred income taxes	45.4	47.2	54.5
Other assets	1,188.2	1,210.0	1,171.6
Intangible assets, net	164.8	174.4	198.6
Goodwill	1,427.7	1,427.6	1,423.5
Total assets	$7,353.8	$7,325.8	$7,655.0
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$—	$109.7	$19.2
Accounts payable	911.4	806.1	812.0
Income taxes payable	13.1	23.9	116.9
Current operating lease liabilities	60.5	59.7	62.5
Accrued liabilities	558.7	630.1	428.4
Total current liabilities	1,543.7	1,629.5	1,439.0
Long-term debt	2,996.1	2,717.6	3,016.6
Operating lease liabilities	254.3	252.5	231.9
Accrued pension liability	198.3	200.9	207.6
Deferred income taxes	280.7	317.6	417.9
Other liabilities	346.0	337.1	303.9
Total liabilities	5,619.1	5,455.2	5,616.9
Commitments and contingencies
Shareholders’ equity:
Common stock, $1.00 par value per share: authorized, 240.0 shares; issued and outstanding, 113.9, 113.6 and 115.1 shares	113.9	113.6	115.1
Additional paid-in capital	4.8	—	—
Accumulated other comprehensive loss	(418.4)	(414.5)	(430.6)
Retained earnings	2,034.0	2,139.8	2,321.5
Olin Corporation’s shareholders’ equity	1,734.3	1,838.9	2,006.0
Noncontrolling interests	0.4	31.7	32.1
Total equity	1,734.7	1,870.6	2,038.1
Total liabilities and equity	$7,353.8	$7,325.8	$7,655.0
The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Operations
($ in millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Sales	$1,583.0	$1,644.2
Operating expenses:
Cost of goods sold	1,507.2	1,495.5
Selling and administrative	145.0	101.0
Restructuring charges	9.1	4.0
Operating (loss) income	(78.3)	43.7
Losses of non-consolidated affiliates	(1.4)	—
Interest expense	(43.2)	(48.5)
Interest income	1.1	1.2
Non-operating pension income	3.5	5.7
Income (loss) before taxes	(118.3)	2.1
Income tax (benefit) provision	(35.3)	0.9
Net (loss) income	(83.0)	1.2
Net loss attributable to noncontrolling interests	—	(0.2)
Net (loss) income attributable to Olin Corporation	$(83.0)	$1.4

Net (loss) income attributable to Olin Corporation per common share:
Basic	$(0.73)	$0.01
Diluted	$(0.73)	$0.01
Weighted-average common shares outstanding:
Basic	113.8	115.3
Diluted	113.8	116.6
The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Comprehensive Income
($ in millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net (loss) income	$(83.0)	$1.2
Other comprehensive (loss) income, net of tax:
Foreign currency translation	0.9	(1.2)
Cash flow hedges	(7.2)	19.8
Pension and postretirement benefits	2.4	0.9
Total other comprehensive (loss) income, net of tax	(3.9)	19.5
Comprehensive (loss) income	(86.9)	20.7
Comprehensive loss attributable to noncontrolling interests	—	(0.2)
Comprehensive (loss) income attributable to Olin Corporation	$(86.9)	$20.9
The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
($ in millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Common Stock
Balance at beginning of period	$113.6	$115.7
Common stock repurchased and retired	—	(0.7)
Common stock issued for:
Stock options exercised	0.2	—
Other transactions	0.1	0.1
Balance at end of period	113.9	115.1
Additional Paid-In Capital
Balance at beginning of period	—	—
Common stock repurchased and retired	—	(5.1)
Common stock issued for:
Stock options exercised	1.9	1.9
Other transactions	6.0	3.9
Stock-based compensation	(3.1)	(0.7)
Balance at end of period	4.8	—
Accumulated Other Comprehensive Loss
Balance at beginning of period	(414.5)	(450.1)
Other comprehensive (loss) income, net of tax	(3.9)	19.5
Balance at end of period	(418.4)	(430.6)
Retained Earnings
Balance at beginning of period	2,139.8	2,357.5
Net (loss) income attributable to Olin Corporation	(83.0)	1.4
Common stock dividends paid	(22.8)	(23.0)
Common stock repurchased and retired	—	(14.4)
Balance at end of period	2,034.0	2,321.5
Olin Corporation’s Shareholders’ Equity	1,734.3	2,006.0

Noncontrolling Interests
Balance at beginning of period	31.7	32.3
Net loss attributable to noncontrolling interests	—	(0.2)
Distributions to noncontrolling interests	(31.3)	—
Balance at end of period	0.4	32.1
Total Equity	$1,734.7	$2,038.1

Dividends declared per share of common stock	$0.20	$0.20
The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows
($ in millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net (loss) income	$(83.0)	$1.2
Adjustments to reconcile net income to net cash and cash equivalents provided by (used for) operating activities:
Depreciation and amortization	117.2	132.2
Losses of non-consolidated affiliates	1.4	—
Stock-based compensation	4.7	4.0
Deferred income taxes	(34.3)	(18.2)
Qualified pension plan contributions	(0.3)	(0.1)
Qualified pension plan income	(3.0)	(5.0)
Change in assets and liabilities:
Receivables	(73.9)	(98.2)
Income taxes receivable/payable	(2.8)	(34.0)
Inventories	(44.3)	(43.9)
Other current assets	1.5	4.2
Accounts payable and accrued liabilities	62.7	(32.5)
Other assets	1.5	4.6
Other noncurrent liabilities	6.6	1.1
Other operating activities	(2.6)	(1.4)
Net operating activities	(48.6)	(86.0)
Investing Activities
Capital expenditures	(43.7)	(61.4)
Investments in non-consolidated affiliates	(0.3)	—
Other investing activities	1.0	(1.0)
Net investing activities	(43.0)	(62.4)
Financing Activities
Long-term debt:
Borrowings	441.6	2,041.0
Repayments	(271.3)	(1,841.1)
Common stock repurchased and retired	—	(20.2)
Stock options exercised	2.1	1.9
Dividends paid	(22.8)	(23.0)
Distributions to noncontrolling interests	(31.3)	—
Debt issuance costs	(2.1)	(12.0)
Net financing activities	116.2	146.6
Effect of exchange rate changes on cash and cash equivalents	—	0.2
Net increase (decrease) in cash and cash equivalents	24.6	(1.6)
Cash and cash equivalents, beginning of year	167.6	175.6
Cash and cash equivalents, end of period	$192.2	$174.0

Cash paid for (received from) interest and income taxes:
Interest, net	$48.1	$65.3
Income taxes, net of refunds	(3.9)	50.5
Non-cash investing activities:
Decrease in capital expenditures included in accounts payable and accrued liabilities	16.8	26.9
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
Basis of Presentation
We have prepared the condensed financial statements included herein, without audit, pursuant to the rules and regulations of the United States (U.S.) Securities and Exchange Commission (SEC). The preparation of the financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. In our opinion, these financial statements reflect all adjustments (consisting only of normal accruals), which are necessary to present fairly the results for interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures are appropriate. We recommend that you read these condensed financial statements in conjunction with the financial statements, accounting policies and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
NOTE 3. ACQUISITIONS
On April 18, 2025, Olin acquired AMMO, Inc.’s small caliber ammunition manufacturing assets for total consideration of $55.8 million. The acquisition, which includes AMMO Inc.’s brass shellcase capabilities and its 185,000 square foot production facility located in Manitowoc, WI, is included in Olin’s Winchester segment. The acquisition was financed with cash on hand. We recorded the final aggregate excess purchase price over the fair value of identifiable tangible assets acquired and liabilities assumed, which included a final allocation of $4.1 million of goodwill allocated to our Winchester segment. The total assets acquired, excluding goodwill, and liabilities assumed amounted to $62.2 million and $6.4 million, respectively. The acquisition is not material and therefore supplemental pro forma financial information is not provided.
NOTE 4. RESTRUCTURING CHARGES
Prior restructuring and optimization efforts, which have been previously announced and which we continue to execute on, include:
•closure of the epoxy resin manufacturing facility in Guarujá, Brazil, announced in fourth quarter 2025;
•closure of Chlorine 3 manufacturing facility in Freeport, TX announced in December 2024;
•reduction of epoxy resin capacity at Freeport, TX facility, ceasing of remaining operations at Gumi, South Korea facility and reduction of sales and support staffing across Asia all announced in June 2023;

•closure of cumene facility in Terneuzen, Netherlands and ceasing of solid epoxy resin production at Gumi, South Korea announced in March 2023;
•closure of one of our bisphenol production lines at Stade, Germany site announced in 2022;
•closure of diaphragm-grade chlor alkali capacity of 400,000 tons at McIntosh, AL facility announced in 2021;
•closure of trichloroethylene and anhydrous hydrogen chloride liquefaction facilities in Freeport, TX announced in 2021; and
•closure of chlor alkali plant with capacity of 230,000 tons and vinylidene chlorine production facility, both in Freeport, TX announced in 2019 .
Pretax restructuring charges related to these actions include facility exit costs, lease and other contract termination costs, employee severance and related benefits costs and the write-off of equipment and facilities. The following table summarizes the 2026 and 2025 restructuring activity by component and the remaining balances in accrued restructuring costs as of March 31, 2026 and 2025:

	Employee Severance and Related Benefit Costs	Lease and Other Contract Termination Costs	Facility Exit Costs	Write-off of Equipment and Facility	Total
Changes in Reserve	($ in millions)
Balance at January 1, 2025	$3.1	$5.2	$—	$—	$8.3
Restructuring charges	1.6	0.2	2.2	—	4.0
Amounts utilized	(1.9)	(2.9)	(2.2)	—	(7.0)
Balance at March 31, 2025	$2.8	$2.5	$—	$—	$5.3

Balance at January 1, 2026	$11.8	$6.7	$—	$—	$18.5
Restructuring charges	4.1	0.1	4.1	0.8	9.1
Amounts utilized	(2.0)	(0.1)	(4.1)	(0.8)	(7.0)
Balance at March 31, 2026	$13.9	$6.7	$—	$—	$20.6
The following table summarizes the cumulative restructuring charges for each segment related to the restructuring and optimization efforts summarized above, by component, through March 31, 2026:

	Chlor Alkali Products and Vinyls	Epoxy	Other	Total
Cumulative Restructuring Charges	($ in millions)
Write-off of equipment and facility	$61.7	$23.2	$—	$84.9
Employee severance and related benefit costs	12.5	20.6	3.1	36.2
Facility exit costs	64.0	38.7	—	102.7
Lease and other contract termination costs	6.9	38.3	—	45.2
Total cumulative restructuring charges	$145.1	$120.8	$3.1	$269.0
As of March 31, 2026, we have incurred cumulative restructuring-related cash expenditures of $163.5 million and non-cash charges of $84.9 million related to our restructuring actions. The remaining accrued restructuring liability of $20.6 million is expected to be paid out through 2030. We expect to incur additional restructuring charges through 2030 of approximately $70.0 million related to these actions.
NOTE 5. EARNINGS PER SHARE
Basic and diluted net (loss) income attributable to Olin Corporation per share are computed by dividing net (loss) income attributable to Olin Corporation by the weighted-average number of common shares outstanding. Diluted net (loss) income attributable to Olin Corporation per share reflects the dilutive effect of stock-based compensation.

	Three Months Ended March 31,
	2026	2025
Computation of Earnings (Loss) per Share	(In millions, except per share data)
Net (loss) income attributable to Olin Corporation	$(83.0)	$1.4

Weighted-average common shares - basic	113.8	115.3
Dilutive effect of stock-based compensation	—	1.3
Weighted-average common shares - diluted	113.8	116.6

Earnings (loss) per common share attributable to Olin Corporation:
Basic	$(0.73)	$0.01
Diluted	$(0.73)	$0.01
The computation of dilutive shares does not include 4.2 million and 3.7 million shares for the three months ended March 31, 2026 and 2025, respectively, as their effect would have been anti-dilutive.
NOTE 6. ACCOUNTS RECEIVABLE
Our condensed balance sheets includes the following amounts within receivables, net:

	March 31, 2026	December 31, 2025	March 31, 2025
Receivables, Net	($ in millions)
Allowance for doubtful accounts receivable	$11.7	$12.2	$12.0
Other receivables(1)	99.3	82.4	101.7
(1)    Other receivables primarily relates to indirect taxes in foreign jurisdictions.
NOTE 7. INVENTORIES
Inventories consisted of the following:

	March 31, 2026	December 31, 2025	March 31, 2025
Inventories	($ in millions)
Supplies	$153.1	$156.2	$157.7
Raw materials	188.1	204.7	183.0
Work in process	203.7	178.1	188.9
Finished goods	458.5	413.9	503.4
Inventories excluding LIFO reserve	1,003.4	952.9	1,033.0
LIFO reserve	(176.2)	(168.4)	(157.8)
Inventories, net	$827.2	$784.5	$875.2
Inventories under the LIFO method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at March 31, 2026, reflect certain estimates relating to inventory quantities and costs at December 31, 2026. The replacement cost of our inventories would have been approximately $176.2 million, $168.4 million and $157.8 million higher than reported at March 31, 2026, December 31, 2025 and March 31, 2025, respectively.

NOTE 8. OTHER ASSETS
Included in other assets were the following:

	March 31, 2026	December 31, 2025	March 31, 2025
Other Assets	($ in millions)
Supply contracts	$977.2	$996.0	$1,027.1
Pension assets	115.6	106.8	52.0
Investments in non-consolidated affiliates	20.0	21.3	23.0
Other	75.4	85.9	69.5
Other assets	$1,188.2	$1,210.0	$1,171.6
Amortization expense of $21.7 million and $20.9 million for the three months ended March 31, 2026 and 2025, respectively, was recognized within cost of goods sold related to our supply contracts and is reflected in depreciation and amortization on the condensed statements of cash flows. Our long-term supply contracts are monitored for impairment each reporting period.
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
The following table summarizes our investments in non-consolidated affiliates:

	Three Months Ended March 31,
	2026	2025
Investments in Non-consolidated Affiliates	($ in millions)
Balance at beginning of year	$21.3	$23.0
Capital contributions	0.3	—
Losses of non-consolidated affiliates(1)	(1.6)	—
Balance at end of period	$20.0	$23.0
(1)Excludes the impact of $0.2 million pretax income for the three months ended March 31, 2026 for Olin’s portion of the $22.0 million investment tax credit, which is the basis difference between our equity ownership of Hidrogenii and Olin’s investment, and will be recognized over the useful life of the underlying operational assets.
NOTE 9. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying value of goodwill were as follows:

	Chlor Alkali Products and Vinyls	Epoxy	Winchester	Total
Goodwill	($ in millions)
Balance at January 1, 2025(1)	$1,276.4	$144.8	$2.4	$1,423.6
Foreign currency translation adjustment	(0.1)	—	—	(0.1)
Balance at March 31, 2025(1)	$1,276.3	$144.8	$2.4	$1,423.5

Balance at January 1, 2026(1)	$1,276.3	$144.8	$6.5	$1,427.6
Foreign currency translation adjustment	0.1	—	—	0.1
Balance at March 31, 2026(1)	$1,276.4	$144.8	$6.5	$1,427.7
(1)Includes cumulative goodwill impairment of $557.6 million and $142.2 million in Chlor Alkali Products and Vinyls and Epoxy, respectively.

Intangible assets consisted of the following:

	March 31, 2026			December 31, 2025			March 31, 2025
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Intangible Assets	($ in millions)
Customers, customer contracts and relationships	$523.0	$(366.5)	$156.5	$524.4	$(358.4)	$166.0	$670.5	$(480.2)	$190.3
Trade names	3.5	(1.3)	2.2	3.5	(1.2)	2.3	3.6	(0.7)	2.9
Acquired technology	11.4	(9.5)	1.9	11.3	(9.4)	1.9	94.3	(93.1)	1.2
Other	4.9	(0.7)	4.2	4.9	(0.7)	4.2	4.9	(0.7)	4.2
Total intangible assets	$542.8	$(378.0)	$164.8	$544.1	$(369.7)	$174.4	$773.3	$(574.7)	$198.6
NOTE 10. DEBT
Long-term loans, notes and other financing obligations, consisted of the following:

	March 31, 2026	December 31, 2025	March 31, 2025
Financing Obligations	($ in millions)
Fixed-rate Financing
5.625% senior notes, due 2029	$669.3	$669.3	$669.3
5.00% senior notes, due 2030	515.3	515.3	515.3
6.625% senior notes, due 2033 (2033 Notes)	600.0	600.0	600.0
Variable-rate Financing
Term Loan Facilities	528.1	637.8	650.0
Revolving Credit Facilities	160.0	—	75.0
2024 Receivables Financing Agreement	460.0	340.0	461.0
Recovery zone bonds	83.0	83.0	83.0
Industrial development and environmental improvement obligations	—	—	2.9
Other
Deferred debt issuance costs	(19.6)	(18.1)	(20.7)
Total debt	2,996.1	2,827.3	3,035.8
Amounts due within one year	—	109.7	19.2
Total long-term debt	$2,996.1	$2,717.6	$3,016.6
Senior Notes and Senior Credit Facilities
On March 14, 2025, Olin entered into a $1,850.0 million senior credit facility (2025 Senior Credit Facility), which increased the borrowing limit of our then-existing $1,550.0 million senior credit facility (2022 Senior Credit Facility) by $300.0 million and extended the maturity date from October 11, 2027 to March 14, 2030. The 2025 Senior Credit Facility includes a term loan facility with aggregate commitments of $650.0 million (2025 Term Loan Facility), which replaced Olin’s then-existing $350.0 million term loan facility (2022 Term Loan Facility), and a revolving credit facility with aggregate commitments of $1,200.0 million (2025 Revolving Credit Facility), which replaced Olin’s then-existing $1,200.0 million revolving credit facility (2022 Revolving Credit Facility).
On February 19, 2026, we executed an amendment to the 2025 Senior Credit Facility (Senior Secured Credit Facility) which, among other things, modified the financial covenants to be less restrictive and incorporated guarantees and collateral by certain of our domestic subsidiaries. The Senior Secured Credit Facility maintained the 2025 Term Loan Facility, as amended (Secured Term Loan Facility, and collectively with the 2025 Term Loan Facility and the 2022 Term Loan Facility, the Term Loan Facilities), and the 2025 Revolving Credit Facility, as amended (Senior Secured Revolving Credit Facility, and collectively with the 2025 Revolving Credit Facility and 2022 Revolving Credit Facility, the Revolving Credit Facilities). The amendment required all remaining principal amortization payments under the Secured Term Loan Facility to be satisfied.

Borrowings under the Senior Secured Revolving Credit Facility were used to satisfy the $109.7 million remaining principal amortization payments under the Secured Term Loan Facility. The maturity date for the Senior Secured Credit Facility remained March 14, 2030.
The Senior Secured Revolving Credit Facility includes a $100.0 million letter of credit subfacility. At March 31, 2026, we had $160.0 million of borrowings and $0.4 million of letters of credit issued under our Senior Secured Revolving Credit Facility and $1,039.6 million of undrawn commitments.
The amendment requires that the obligations under the Senior Secured Credit Facility be guaranteed by certain of our domestic subsidiaries. The obligations under the Senior Secured Credit Facility are also secured by liens on substantially all of Olin’s and the subsidiary guarantors’ personal property (Collateral), other than certain principal properties and capital stock of subsidiaries, and subject to certain other exceptions. The amendment provides that substantially all guarantees under the Senior Secured Credit Facility and liens on Collateral be released automatically upon notice by Olin, or after September 30, 2027, at which time all covenant reliefs expire.
Under the Senior Secured Credit Facility, we may select various floating rate borrowing options. The actual interest rate paid on borrowings under the Senior Secured Credit Facility is based on a pricing grid which is dependent upon the net leverage ratio as calculated under the terms of the applicable facility for the prior fiscal quarter. The Senior Secured Credit Facility includes various customary restrictive covenants, including restrictions related to the ratio of secured debt to earnings before interest expense, taxes, depreciation and amortization (net leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio). The calculation of secured debt in our net leverage ratio excludes borrowings under the 2024 Receivables Financing Agreement, (as defined below) up to a maximum of $425.0 million.
On March 14, 2025, Olin issued $600.0 million aggregate principal amount of 6.625% senior notes due April 1, 2033 (2033 Notes), in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. Interest on the 2033 Notes is paid semi-annually and began on October 1, 2025.
Proceeds from the 2033 Notes, together with borrowings under the 2025 Senior Credit Facility, were used to redeem the $108.6 million 9.50% senior notes due 2025 (2025 Notes), redeem the $500.0 million 5.125% senior notes due 2027 (2027 Notes), refinance the then-existing 2022 Senior Credit Facility, comprised of $505.0 million of borrowings under the 2022 Revolving Credit Facility and $332.5 million of borrowings under the 2022 Term Loan Facility, and pay related fees and expenses.
No event of default has occurred under any of our outstanding debt agreements that would permit the acceleration of the debt if not cured, and we are in compliance with all covenants and restrictions under all our outstanding debt agreements. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As a result of our restrictive covenant related to the net leverage ratio, the maximum additional borrowings available to us could be limited in the future. The limitation, if an amendment or waiver from our lenders is not obtained, could restrict our ability to borrow the maximum amounts available under the Senior Secured Revolving Credit Facility and the 2024 Receivables Financing Agreement (defined below). As of March 31, 2026, there were no covenants or other restrictions that limited our ability to borrow.
Receivables Financing Agreement
We maintain a $500.0 million receivables financing agreement (2024 Receivables Financing Agreement) that is scheduled to mature on November 19, 2027. Under the 2024 Receivables Financing Agreement, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the 2024 Receivables Financing Agreement incorporates the net leverage ratio covenant that is contained in the Senior Secured Credit Facility. As of March 31, 2026, we had $460.0 million drawn under the 2024 Receivables Financing Agreement, $625.7 million of our trade receivables were pledged as collateral and we had $40.0 million of additional borrowing capacity.

Financing Cash Flows
During the three months ended March 31, 2026 and 2025, activity of our outstanding debt included:

	Three Months Ended March 31,
	2026	2025
Long-term Debt Borrowings (Repayments)	($ in millions)
Borrowings
Term Loan Facilities	$—	$650.0
Revolving Credit Facilities	246.6	410.0
2024 Receivables Financing Agreement	195.0	381.0
2033 Notes	—	600.0
Total borrowings	$441.6	$2,041.0
Repayments
Term Loan Facilities	$(109.7)	$(332.5)
Revolving Credit Facilities	(86.6)	(505.0)
2024 Receivables Financing Agreement	(75.0)	(395.0)
2025 Notes	—	(108.6)
2027 Notes	—	(500.0)
Total repayments	$(271.3)	$(1,841.1)
Long-term debt borrowings, net	$170.3	$199.9
Other Financing
Interest expense for the three months ended March 31, 2026 included $0.2 million for the write-off of unamortized deferred debt issuance costs associated with the Senior Secured Credit Facility. Interest expense for the three months ended March 31, 2025 included $3.3 million for the write-off of unamortized deferred debt issuance costs and costs associated with our first quarter 2025 financing transactions, including the 2025 Senior Credit Facility, early redemption of the 2025 Notes and the 2027 Notes, and issuance of the 2033 Notes.
For the three months ended March 31, 2026, we paid debt issuance costs of $2.1 million associated with the Senior Secured Credit Facility. For the three months ended March 31, 2025, we paid debt issuance costs of $12.0 million associated with the 2033 Notes and the 2025 Senior Credit Facility.
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

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$1.0	$1.0	$0.2	$0.1
Interest cost	22.7	24.5	0.4	0.3
Expected return on plans’ assets	(29.8)	(31.7)	—	—
Amortization of prior service cost	(0.2)	(0.2)	—	(0.1)
Recognized actuarial loss	3.3	1.4	0.1	0.1
Net periodic benefit (income) cost	$(3.0)	$(5.0)	$0.7	$0.4
We made cash contributions to our international qualified defined benefit pension plans of $0.3 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.
NOTE 12. INCOME TAXES
The Company’s effective tax rate fluctuates from period to period based on several factors, including the geographic mix of earnings, the level of income or loss relative to available tax attributes, the recognition of valuation allowances in certain jurisdictions, and discrete tax items.
For the three months ended March 31, 2026, the Company recorded a loss before income taxes of $(118.3) million and an associated income tax benefit of $35.3 million, resulting in an effective tax rate of 29.8%. The income tax benefit for the three months ended March 31, 2026 was primarily attributable to the loss before income taxes for the period, as well as Inflation Reduction Act credits recognized during the period. For the three months ended March 31, 2025, the Company recorded income before income taxes of $2.1 million and an associated income tax provision of $0.9 million, resulting in an effective tax rate of 42.9%. The income tax provision for the three months ended March 31, 2025 was primarily attributable to income before taxes for the period, along with a change in tax contingencies recognized during the period.
As of March 31, 2026, we had $24.0 million of gross unrecognized tax benefits, which would have impacted the effective tax rate, if recognized. The changes in amounts of unrecognized tax benefits were as follows:

	Three Months Ended March 31,
	2026	2025
Unrecognized Tax Benefits	($ in millions)
Balance at beginning of year	$24.0	$21.1
Increases for prior year tax positions	0.4	0.8
Decreases for prior year tax positions	(0.5)	(0.2)
Increases for current year tax positions	0.1	0.4
Settlements with tax authorities	—	(0.8)
Balance at end of period	$24.0	$21.3
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

For our primary tax jurisdictions, the tax years that remain subject to examination are as follows:

Tax Years
U.S. federal income tax	2022 - 2025
U.S. state income tax	2015 - 2025
Canadian federal income tax	2018 - 2025
Brazil	2019 - 2025
Germany	2022 - 2025
China	2016 - 2025
The Netherlands	2020 - 2025
NOTE 13. DEFINED CONTRIBUTION PLAN
The Company sponsors a defined contribution plan for qualifying domestic employees (Employee Retirement Savings Plan) and a supplemental executive retirement plan as follows:
Employee Retirement Savings Plan
We sponsor a defined contribution plan for qualifying domestic employees, for which the Company generally contributes between 5.0% and 7.5% of the employees’ eligible compensation into a retirement account (Company Contribution). Employees generally vest in the value of the Company Contribution according to a schedule based on service.
We also match a percentage of our employees’ contributions (Company Match), which are invested in the same investment allocation as the employees’ contributions. Employees generally vest immediately in the Company Match.
Our contributions to the defined contribution plan were as follows:

	Three Months Ended March 31,
	2026	2025
Employee Retirement Savings Plan	($ in millions)
Company Contribution	$10.0	$10.3
Company Match	4.4	4.2
Total contributions	$14.4	$14.5
NOTE 14. STOCK-BASED COMPENSATION
Stock-based compensation granted includes stock options, performance share awards, restricted stock awards and deferred directors’ compensation. Stock-based compensation expense was as follows:

	Three Months Ended March 31,
	2026	2025
Stock Compensation Expense	($ in millions)
Stock-based compensation	$7.2	$5.3
Mark-to-market adjustments	4.3	(3.8)
Total expense	$11.5	$1.5
Performance Shares
Performance share awards are denominated in shares of Olin’s stock and are paid half in cash and half in stock. All performance share awards vest ratably and are paid out at the end of the three-year performance period, contingent upon the achievement of specified performance conditions.
Performance share awards granted during 2026 will have a payout between 0% and 240% based on Olin’s earnings over the three-year performance cycle, in relation to the earnings targets for such period set by the Compensation Committee of Olin’s Board of Directors, including a performance multiplier for Olin’s Total Shareholder Return (TSR) over the applicable three-year performance cycle in relation to the TSR over the same period among a portfolio of public companies which are selected in concert with outside compensation consultants.

Performance share awards granted before 2026 will have a payout between 0% and 200% based on two criteria: (1) 50% of the award is based on Olin’s TSR over the applicable three-year performance cycle in relation to the TSR over the same period among a portfolio of public companies which are selected in concert with outside compensation consultants and (2) 50% of the award is based on Olin’s net income over the applicable three-year performance cycle in relation to the net income goal for such period as set by the Compensation Committee.
The fair value of each performance share award based on a performance condition was estimated on the date of grant, using the current stock price. The fair value of each performance share award based on a market condition, or TSR, was estimated on the date of grant using a Monte Carlo simulation model. Compensation cost associated with performance share awards is recognized ratably over the service period.
During the three months ended March 31, 2026 and 2025, Olin granted performance share awards of 664,640 and 573,479, respectively, at a weighted average grant date fair value per share of $26.60 and $27.54, respectively, or 106% and 99% of the grant date share price, respectively.
Restricted Stock Units
During the three months ended March 31, 2026 and 2025, Olin granted restricted stock units of 480,318 and 398,303, respectively, at a weighted average grant date fair value per share of $24.99 and $27.69, respectively. The fair value of each restricted stock unit was estimated on the date of grant using the current stock price. The awards typically vest ratably, on an annual basis, over three years, but not less than one year.
Stock Options
During the three months ended March 31, 2026 and 2025, Olin granted no stock options.
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
For the three months ended March 31, 2025, 0.7 million shares of common stock were repurchased and retired at a total value of $20.2 million. As of March 31, 2026, a cumulative total of 27.4 million shares of common stock have been repurchased and retired at a total value of $1,351.1 million under the 2022 Repurchase Authorization program, and $648.9 million of common stock remained authorized to be repurchased under the 2022 Repurchase Authorization program. As of March 31, 2026, there have been no repurchases under the 2024 Repurchase Authorization program and $1.3 billion remained available.
We issued 0.2 million and less than 0.1 million shares representing stock options exercised for the three months ended March 31, 2026 and 2025, respectively, with a total value of $2.1 million and $1.9 million, respectively.

The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation	Cash Flow Hedges	Pension and Postretirement Benefits	Total
Accumulated Other Comprehensive Loss	($ in millions)
Balance at January 1, 2025	$(45.9)	$7.8	$(412.0)	$(450.1)
Unrealized (losses) gains	(1.2)	34.4	—	33.2
Reclassification adjustments of (gains) losses into income	—	(8.1)	1.2	(6.9)
Tax provision	—	(6.5)	(0.3)	(6.8)
Net change	(1.2)	19.8	0.9	19.5
Balance at March 31, 2025	$(47.1)	$27.6	$(411.1)	$(430.6)

Balance at January 1, 2026	$(52.2)	$5.9	$(368.2)	$(414.5)
Unrealized gains (losses)	0.9	(5.6)	—	(4.7)
Reclassification adjustments of (gains) losses into income	—	(3.9)	3.2	(0.7)
Tax benefit (provision)	—	2.3	(0.8)	1.5
Net change	0.9	(7.2)	2.4	(3.9)
Balance at March 31, 2026	$(51.3)	$(1.3)	$(365.8)	$(418.4)
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
We define segment results as income (loss) before interest expense, interest income, other operating income (expense), non-operating pension income, other income and income taxes, and includes the results of non-consolidated affiliates in segment results consistent with management’s monitoring of the operating segments. We have three operating segments: Chlor Alkali Products and Vinyls, Epoxy, and Winchester. The three operating segments reflect the organization used by our management for purposes of allocating resources and assessing performance and represents our reportable segments. Chlorine and caustic soda used in our Epoxy segment is transferred at cost from the Chlor Alkali Products and Vinyls segment.
Cost of goods sold at Corporate is primarily attributed to environmental expense. Other segment items for each reportable segment includes selling and administrative expenses and earnings (losses) from non-consolidated affiliates. Segment assets include only those assets which are directly identifiable to an operating segment. Assets in the corporate/other segment primarily include cash and cash equivalents, deferred taxes and other assets. Sales are attributed to geographic areas based on the customer location.

	Three Months Ended March 31, 2026
	Chlor Alkali Products and Vinyls	Epoxy	Winchester	Corporate & Other	Totals
Segment Detail	($ in millions)
Sales	$756.9	$355.6	$470.5	$—	$1,583.0
Cost of goods sold	727.1	343.1	430.5	6.5	1,507.2
Gross margin	29.8	12.5	40.0	(6.5)	75.8
Other segment items	(74.3)	(15.4)	(24.8)	(31.9)	(146.4)
Restructuring charges	—	—	—	(9.1)	(9.1)
Interest expense	—	—	—	(43.2)	(43.2)
Interest income	—	—	—	1.1	1.1
Non-operating pension income	—	—	—	3.5	3.5
Income (loss) before taxes	$(44.5)	$(2.9)	$15.2	$(86.1)	$(118.3)
Other Items
Depreciation and amortization expense	$93.2	$11.9	$8.9	$3.2	$117.2
Capital spending	30.0	4.5	7.8	1.4	43.7
Assets	5,067.9	898.0	831.7	556.2	7,353.8
Segment Sales by Geography
United States	$550.8	$151.6	$443.6	$—	$1,146.0
Europe	24.6	100.4	11.9	—	136.9
Other foreign	181.5	103.6	15.0	—	300.1
Total sales	$756.9	$355.6	$470.5	$—	$1,583.0

	Three Months Ended March 31, 2025
	Chlor Alkali Products and Vinyls	Epoxy	Winchester	Corporate & Other	Totals
Segment Detail	($ in millions)
Sales	$924.5	$331.7	$388.0	$—	$1,644.2
Cost of goods sold	802.0	345.1	342.6	5.8	1,495.5
Gross margin	122.5	(13.4)	45.4	(5.8)	148.7
Other segment items	(44.2)	(15.0)	(22.6)	(19.2)	(101.0)
Restructuring charges	—	—	—	(4.0)	(4.0)
Interest expense	—	—	—	(48.5)	(48.5)
Interest income	—	—	—	1.2	1.2
Non-operating pension income	—	—	—	5.7	5.7
Income (loss) before taxes	$78.3	$(28.4)	$22.8	$(70.6)	$2.1
Other Items
Depreciation and amortization expense	$107.2	$12.8	$9.5	$2.7	$132.2
Capital spending	37.6	10.8	11.1	1.9	61.4
Assets	5,358.5	965.0	825.3	506.2	7,655.0
Segment Sales by Geography
United States	$646.9	$144.1	$346.2	$—	$1,137.2
Europe	33.2	101.8	12.6	—	147.6
Other foreign	244.4	85.8	29.2	—	359.4
Total sales	$924.5	$331.7	$388.0	$—	$1,644.2

	Three Months Ended March 31,
	2026	2025
Segment Sales by Product Line	($ in millions)
Chlor Alkali Products and Vinyls
Caustic soda	$328.5	$386.8
Chlorine, chlorine-derivatives and other products	428.4	537.7
Total Chlor Alkali Products and Vinyls	756.9	924.5
Epoxy
Aromatics and allylics	144.5	141.0
Epoxy resins and formulated solutions	211.1	190.7
Total Epoxy	355.6	331.7
Winchester
Commercial	168.8	155.9
Military and law enforcement(1)	301.7	232.1
Total Winchester	470.5	388.0
Total sales	$1,583.0	$1,644.2
(1)    For the three months ended March 31, 2026 and 2025, revenue recognized over time represented $120.8 million and $58.4 million, respectively, associated with governmental contracts within our Winchester business.
NOTE 17. ENVIRONMENTAL
We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites. The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites as follows:

		March 31, 2026	December 31, 2025	March 31, 2025
Environmental Reserve	Balance Sheet Location	($ in millions)
Current reserve	Accrued Liabilities	30.0	30.0	30.0
Long-term reserve	Other noncurrent liabilities	127.8	126.3	127.0
Total reserve		$157.8	$156.3	$157.0
Environmental provisions charged to income, which are included in costs of goods sold, were $5.2 million and $5.0 million for the three months ended March 31, 2026 and 2025, respectively.
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
NOTE 18. COMMITMENTS AND CONTINGENCIES
In April 2023, Shintech Incorporated (Shintech) filed a lawsuit against Olin Corporation and its wholly owned subsidiary, Blue Cube Operations LLC (Blue Cube), in the U.S. District Court for the Southern District of Texas. Shintech alleged that Olin breached a long‑term VCM supply agreement relating to deliveries to Shintech’s polyvinyl chloride (PVC) facility in Freeport, TX, following a pricing dispute, a 2023 maintenance turnaround at Olin’s Freeport, TX VCM facility, and Olin’s declaration of force majeure at Olin’s Freeport, TX VCM facility. Olin supplies VCM to Shintech under a long-term supply contract. Shintech sought injunctive relief compelling performance under the supply agreement, specific performance of Olin’s alleged contractual obligations, and recovery of monetary damages.
After nearly three years of litigation, on February 10, 2026, the jury returned a verdict in favor of Shintech on its breach of contract claims. As a result of this verdict, the Company obtained new information related to this litigation loss contingency and recorded a pretax charge of $75.0 million in the fourth quarter of 2025 and $11.1 million in the first quarter of 2026, which is included in our condensed balance sheet under accrued liabilities. During the first half of 2026, we expect to pay approximately $195.0 million to Shintech associated with the litigation matter, and previously recorded accruals for a VCM pricing dispute with Shintech.
We, and our subsidiaries, are defendants in various other legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities. As of March 31, 2026, December 31, 2025 and March 31, 2025, our condensed balance sheets included accrued liabilities for these other legal actions of $44.2 million, $20.1 million and $17.1 million, respectively. These liabilities do not include costs associated with legal representation. Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations.
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
We actively manage currency exposures that are associated with net monetary asset positions, currency purchases and sales commitments denominated in foreign currencies and foreign currency denominated assets and liabilities created in the normal course of business. We enter into forward sales and purchase contracts to manage currency risk to offset our net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of our operations. All of the currency derivatives expire within one year and are for U.S. dollar (USD) equivalents. The counterparties to the forward contracts are large financial institutions; however, the risk of loss to us in the event of nonperformance by a counterparty could be significant to our financial position, cash flows or results of operations. We had outstanding forward contracts to sell foreign currency with notional values of $130.7 million, $134.0 million and $122.7 million as of March 31, 2026, December 31, 2025 and March 31, 2025, respectively.
Cash Flow Hedges
For derivative instruments that are designated and qualify as a cash flow hedge, the change in fair value of the derivative is recognized as a component of other comprehensive income (loss) until the hedged item is recognized in earnings.
We had the following notional amounts of outstanding commodity contracts that were entered into to hedge forecasted purchases:

	March 31, 2026	December 31, 2025	March 31, 2025
Commodity Notional Value	($ in millions)
Natural gas	$96.9	$93.9	$40.4
Ethane	37.1	34.7	15.0
Metals	98.5	90.0	98.0
Total notional	$232.5	$218.6	$153.4
As of March 31, 2026, the counterparties to these commodity contracts were Wells Fargo Bank, N.A., Citibank, N.A.,

JPMorgan Chase Bank, National Association, Toronto Dominion Bank and Bank of America Corporation, all of which are major financial institutions.
We use cash flow hedges for certain raw material and energy costs such as copper, zinc, ethane, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in our manufacturing process. At March 31, 2026, we had open derivative contract positions through 2028. If all open futures contracts had been settled on March 31, 2026, we would have recognized a pretax loss of $1.6 million.
If commodity prices were to remain at March 31, 2026 levels, approximately $1.8 million of deferred losses, net of tax, would be reclassified into earnings during the next twelve months. The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.
Fair Value Hedges
We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, as the offsetting loss or gain on the related interest rate swaps. There were no outstanding interest rate swaps at March 31, 2026, December 31, 2025 and March 31, 2025.
Financial Statement Impacts
We present our derivative assets and liabilities in our condensed balance sheets on a net basis whenever we have a legally enforceable master netting agreement with the counterparty to our derivative contracts. We use these agreements to manage and substantially reduce our potential counterparty credit risk.
The following table summarizes the location and fair value of the derivative instruments on our condensed balance sheets:

		March 31, 2026	December 31, 2025	March 31, 2025
	Balance Sheet Location	($ in millions)
Current Assets
Commodity contracts	Other current assets	$14.3	$20.5	$34.0
Foreign currency contracts	Other current assets	0.7	—	—
Noncurrent Assets
Commodity contracts	Other assets	2.1	3.3	2.5
Total derivative assets(1)		$17.1	$23.8	$36.5

Current Liabilities
Commodity contracts	Accrued liabilities	$16.6	$16.0	$—
Foreign currency contracts	Accrued liabilities	—	0.6	1.2
Noncurrent Liabilities
Commodity contracts	Other liabilities	1.4	—	—
Total derivative liabilities(1)		$18.0	$16.6	$1.2
(1)     Does not include the impact of cash collateral received from or provided to counterparties, if any.

The following table summarizes the effects of derivative instruments on our condensed statements of operations:

		Amount of Gain (Loss) for the
		Three Months Ended March 31,
		2026	2025
	Location of Gain (Loss)	($ in millions)
Cash Flow Hedges
Commodity contracts	Other comprehensive income (loss)	$(5.6)	$34.4
Commodity contracts	Cost of goods sold	3.9	8.1
Not Designated as Hedging Instruments
Foreign exchange contracts	Selling and administrative	(5.3)	(7.0)
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
Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceeds a specific threshold. If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability. As of March 31, 2026, December 31, 2025 and March 31, 2025, this threshold was not exceeded. In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.
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
Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments. Since our long-term debt instruments may not be actively traded, the inputs used to measure the fair value of our long-term debt are based on current market rates for debt of similar risk and maturities and is classified as Level 2 in the fair value measurement hierarchy. As of March 31, 2026, December 31, 2025 and March 31, 2025, the fair value measurements of debt were $2,809.7 million, $2,834.3 million and $2,982.4 million, respectively.
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by ASC 820. There were no assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2026, December 31, 2025 or March 31, 2025.
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS BACKGROUND
Olin Corporation (Olin, the Company, we or our) is a Virginia corporation, incorporated in 1892, having its principal executive offices in Clayton, MO. We are a leading vertically integrated global manufacturer and distributor of chemical products and a leading U.S. manufacturer of ammunition. Our operations are concentrated in three business segments: Chlor Alkali Products and Vinyls, Epoxy and Winchester. All of our business segments are capital-intensive manufacturing businesses. The Chlor Alkali Products and Vinyls segment manufactures and sells chlorine and caustic soda, ethylene dichloride (EDC) and vinyl chloride monomer (VCM), methyl chloride , methylene chloride, chloroform, carbon tetrachloride, perchloroethylene, hydrochloric acid, hydrogen, bleach products and potassium hydroxide. The Epoxy segment produces and sells a full range of epoxy materials and precursors, including aromatics (acetone and phenol), allyl chloride, epichlorohydrin, liquid epoxy resins, solid epoxy resins and formulated solutions products such as converted epoxy resins and additives. The Winchester segment produces and sells sporting ammunition, reloading components, small caliber military ammunition and components, industrial cartridges and clay targets, along with contracted U.S. military project revenue.
EXECUTIVE SUMMARY
Overview
Net (loss) income for the three months ended March 31, 2026 and 2025 was $(83.0) million and $1.4 million, respectively. The decrease in net (loss) income for the three months ended March 31, 2026 was primarily due to lower operating results across our Chlor Alkali Products and Vinyls and Winchester business segments, partially offset by improved operating results from our Epoxy segment. Diluted net (loss) income per share was $(0.73) for the three months ended March 31, 2026, compared to $0.01 in the prior year period, a decrease of $0.74 per share.
Chlor Alkali Products and Vinyls reported segment loss of $(44.5) million for the three months ended March 31, 2026 compared to segment income of $78.3 million for the three months ended March 31, 2025. The decrease in segment results from the comparable prior year period was primarily due to lower pricing and volumes, higher raw material costs, primarily natural gas and electrical power costs, partially offset by lower operating costs. The first quarter 2026 segment loss also included a $36.1 million charge associated with legacy litigation matters.

Epoxy reported a segment loss of $(2.9) million and $(28.4) million for the three months ended March 31, 2026 and 2025, respectively. Epoxy segment results were higher than the comparable prior year period primarily due to lower operating and raw material costs and higher volumes, partially offset by lower pricing. Global epoxy demand remains weak, and our U.S. and European Epoxy businesses remain significantly challenged by subsidized Asian competition.
Winchester reported segment income of $15.2 million and $22.8 million for the three months ended March 31, 2026 and 2025, respectively. Winchester segment results were lower than the comparable prior year period primarily due to higher raw material and operating costs, including commodity metal and propellant costs, partially offset by higher commercial ammunition pricing and volumes and improved military project revenue.
Liquidity
On February 19, 2026, we executed an amendment to our existing $1,850.0 million senior credit facility (Senior Secured Credit Facility) which, among other things, modified the financial covenants to be less restrictive and incorporated guarantees and collateral by certain of our domestic subsidiaries. The maturity date for the Senior Secured Credit Facility remained March 14, 2030.
During the three months ended March 31, 2026, we had net borrowings of $170.3 million, with $160.0 million borrowed under our Senior Secured Revolving Credit Facility (defined below), which was partially used to satisfy the $109.7 million remaining principal amortization payments under the Secured Term Loan Facility (defined below).
International Trade
Tariffs and trade flows continue to influence the demand outlook amid varying market responses. Following the February 20, 2026, U.S. Supreme Court ruling that struck down broad emergency‑based tariffs issued under the International Emergency Economic Powers Act (IEEPA), the U.S. administration has begun recalibrating its tariff strategy through other legal alternatives, including expanded use of Section 301 investigations. Following the recent U.S. Supreme Court ruling, certain importers have begun pursuing tariff‑recovery claims related to previously assessed duties. While we continue to monitor these developments, the financial impact of tariff‑recovery opportunities or obligations has not been significant to our businesses. We also continue to monitor the direct and indirect impact from tariffs on goods being imported into the United States and the competitiveness of our export products in markets that implement retaliatory tariffs.
Additionally, although Winchester procures the majority of metals domestically, we have realized price inflation that we believe is partially tariff‑driven for the domestic supply of copper, steel, and tungsten products. Winchester has also experienced secondary effects from suppliers consuming tariff‑impacted metals in their end products. Winchester continuously monitors market trends and works to mitigate those and other cost increases through economies of scale in procurement and efficient sourcing practices.
Middle East Conflict
The recent escalation of conflict in the Middle East, including escalating tensions with Iran, and the international response to these developments, has increased the level of economic and political uncertainty across global markets. The conflict has contributed to heightened volatility in global supply and demand fundamentals, particularly within energy‑linked and regionally sensitive markets. Sanctions and policy actions from the U.S. and other governments continue to evolve, and the broader implications of the conflict on global economic conditions remain fluid. We continue to closely monitor the changing environment. As of now, the direct impact on our operations has not been significant; however, we are unable to determine the future impact that the conflict and the corresponding global response may have on our business.
Other Items
On September 18, 2025, we announced a mutual decision with Mitsui & Co., Ltd. (Mitsui) to end our joint venture, Blue Water Alliance (BWA), by the end of 2025. This decision was made to evolve our EDC participation by emphasizing longer-term structural opportunities that enhance value and optionality. In connection with the continued cessation of the joint venture, during the first quarter 2026, we paid a cash distribution of $31.3 million to Mitsui for the liquidation of BWA working capital.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2026	2025
	($ in millions, except per share data)
Sales	$1,583.0	$1,644.2
Cost of goods sold	1,507.2	1,495.5
Gross margin	75.8	148.7
Selling and administrative	145.0	101.0
Restructuring charges	9.1	4.0
Operating (loss) income	(78.3)	43.7
Losses of non-consolidated affiliates	(1.4)	—
Interest expense	(43.2)	(48.5)
Interest income	1.1	1.2
Non-operating pension income	3.5	5.7
Income (loss) before taxes	(118.3)	2.1
Income tax (benefit) provision	(35.3)	0.9
Net (loss) income	(83.0)	1.2
Net loss attributable to noncontrolling interests	—	(0.2)
Net (loss) income attributable to Olin Corporation	$(83.0)	$1.4
Net (loss) income attributable to Olin Corporation per common share:
Basic	$(0.73)	$0.01
Diluted	$(0.73)	$0.01
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Sales for the three months ended March 31, 2026 were $1,583.0 million compared to $1,644.2 million in the same period last year, a decrease of $61.2 million, or 4%. Chlor Alkali Products and Vinyls sales decreased by $167.6 million primarily due to lower sales volumes and pricing. Epoxy sales increased by $23.9 million, primarily due to higher volumes, partially offset by lower pricing. Winchester sales increased by $82.5 million, primarily due to increased military project revenue, and higher ammunition sales to military and commercial customers.
Gross margin decreased $72.9 million for the three months ended March 31, 2026 compared to the prior year period. Chlor Alkali Products and Vinyls gross margin decreased $92.7 million, primarily due to lower product pricing and volumes. Winchester gross margin decreased $5.4 million, primarily due to higher raw material and operating costs, including commodity metal and propellant costs, partially offset by higher product pricing. Epoxy gross margin increased $25.9 million, primarily due to lower operating and raw material costs and higher volumes, partially offset by lower pricing. Gross margin as a percentage of sales decreased to 5% during the three months ended March 31, 2026 from 9% during the three months ended March 31, 2025.
Selling and administrative expenses for the three months ended March 31, 2026 were $145.0 million, an increase of $44.0 million from the prior year period. The increase was primarily due to higher legal and legal-related settlement expenses of $37.2 million, which includes a $36.1 million charge associated with legacy litigation matters and higher stock-based compensation costs of $10.0 million, which includes mark-to-market adjustments. Selling and administrative expenses as a percentage of sales was 9% and 6% for the three months ended March 31, 2026 and 2025, respectively.
Restructuring charges for the three months ended March 31, 2026 and 2025 were $9.1 million and $4.0 million, respectively. Restructuring charges include facility exit costs, lease and other contract termination costs, employee severance and related benefits costs, and the write off of equipment and facilities.
Losses of non-consolidated affiliates relate to Olin’s equity share of the Hidrogenii, LLC joint venture.
Interest expense for the three months ended March 31, 2026 and 2025 included $0.2 million and $3.3 million for the write-off of unamortized deferred debt issuance costs associated financing transactions. Without these items, interest expense decreased $2.2 million from March 31, 2025 primarily due to a lower level of debt outstanding and lower average interest rates.

Non-operating pension income includes all components of pension and other postretirement net periodic benefit (income) cost, other than service costs. Non-operating pension income was lower for the three months ended March 31, 2026 compared to the prior year period primarily due to higher actuarial losses recognized to income.
The Company’s effective tax rate fluctuates from period to period based on several factors, including the geographic mix of earnings, the level of income or loss relative to available tax attributes, the recognition of valuation allowances in certain jurisdictions, and discrete tax items. For the three months ended March 31, 2026, the Company recorded a loss before income taxes of $(118.3) million and an associated income tax benefit of $35.3 million, resulting in an effective tax rate of 29.8%. The income tax benefit for the three months ended March 31, 2026 was primarily attributable to the loss before income taxes for the period, as well as Inflation Reduction Act credits recognized during the period. For the three months ended March 31, 2025, the Company recorded income before income taxes of $2.1 million and an associated income tax provision of $0.9 million, resulting in an effective tax rate of 42.9%. The income tax provision for the three months ended March 31, 2025 was primarily attributable to income before taxes for the period, along with a change in tax contingencies recognized during the period.
SEGMENT RESULTS
We define segment results as income (loss) before interest expense, interest income, other operating income (expense), non-operating pension income, other income and income taxes, and includes the results of non-consolidated affiliates in segment results consistent with management’s monitoring of the operating segments. We have three operating segments: Chlor Alkali Products and Vinyls, Epoxy and Winchester. The three operating segments reflect the organization used by our management for purposes of allocating resources and assessing performance and represents our reportable segments. Chlorine and caustic soda used in our Epoxy segment is transferred at cost from the Chlor Alkali Products and Vinyls segment.

	Three Months Ended March 31,
	2026	2025
Segment Detail	($ in millions)
Sales
Chlor Alkali Products and Vinyls	$756.9	$924.5
Epoxy	355.6	331.7
Winchester	470.5	388.0
Total sales	$1,583.0	$1,644.2
Income (loss) before taxes
Chlor Alkali Products and Vinyls	$(44.5)	$78.3
Epoxy	(2.9)	(28.4)
Winchester	15.2	22.8
Corporate/other:
Environmental expense	(5.2)	(5.0)
Other corporate and unallocated costs	(33.2)	(20.0)
Restructuring charges	(9.1)	(4.0)
Interest expense	(43.2)	(48.5)
Interest income	1.1	1.2
Non-operating pension income	3.5	5.7
Income (loss) before taxes	$(118.3)	$2.1
Chlor Alkali Products and Vinyls
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Chlor Alkali Products and Vinyls sales for the three months ended March 31, 2026 were $756.9 million compared to $924.5 million for the same period in 2025, a decrease of $167.6 million, or 18%. The sales decrease was due to lower sales volumes, primarily as a result of lower trading volumes associated with Blue Water Alliance, and lower pricing.
Chlor Alkali Products and Vinyls segment loss was $(44.5) million for the three months ended March 31, 2026 compared to segment income of $78.3 million for the same period in 2025, a decrease of $122.8 million. The decrease in segment results was due to lower pricing ($63.5 million), lower volumes ($44.0 million), higher raw material costs ($29.6 million), primarily natural gas and electrical power costs, and a charge associated with legacy litigation matters ($36.1 million).

These decreases were partially offset by lower operating costs ($43.5 million), which included higher planned maintenance turnaround expenses, and lower costs associated with product purchases from other parties ($6.9 million). Chlor Alkali Products and Vinyls segment results included depreciation and amortization expense of $93.2 million and $107.2 million for the three months ended March 31, 2026 and 2025, respectively.
Epoxy
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Epoxy sales for the three months ended March 31, 2026 were $355.6 million compared to $331.7 million for the same period in 2025, an increase of $23.9 million, or 7%. The sales increase was due to higher volumes ($32.9 million) and a favorable effect of foreign currency translation ($15.5 million), partially offset by lower product pricing ($24.5 million).
Epoxy segment loss was $(2.9) million for the three months ended March 31, 2026 compared to segment loss of $(28.4) million for the same period in 2025. The increase in segment results of $25.5 million was due to lower operating costs ($24.7 million) and higher volumes ($5.6 million). Lower product pricing ($24.5 million) was partially offset by lower raw material costs ($19.7 million), primarily benzene and propylene. A significant percentage of our Euro denominated sales are from products manufactured within Europe. As a result, the impact of foreign currency translation on revenue is primarily offset by the impact of foreign currency translation on raw materials and manufacturing costs also denominated in Euros. Epoxy segment results included depreciation and amortization expense of $11.9 million and $12.8 million for the three months ended March 31, 2026 and 2025, respectively.
Winchester
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Winchester sales were $470.5 million for the three months ended March 31, 2026 compared to $388.0 million for the same period in 2025, an increase of $82.5 million, or 21%. The sales increase was due to higher sales to military customers and military project revenue ($74.4 million) and higher sales to commercial customers ($12.9 million), partially offset by lower sales to law enforcement agencies ($4.8 million).
Winchester segment income was $15.2 million for the three months ended March 31, 2026 compared to $22.8 million for the same period in 2025, a decrease of $7.6 million. The decrease in segment results was primarily due to higher raw material and operating costs ($14.2 million), including commodity metal and propellant costs, partially offset by higher product pricing ($5.1 million) and higher sales volume and military project revenue ($1.5 million). Winchester segment income included depreciation and amortization expense of $8.9 million and $9.5 million for the three months ended March 31, 2026 and 2025, respectively.
Corporate/Other
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
For the three months ended March 31, 2026, charges to income for environmental investigatory and remedial activities were $5.2 million compared to $5.0 million for the three months ended March 31, 2025. These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.
For the three months ended March 31, 2026, other corporate and unallocated costs were $33.2 million compared to $20.0 million for the three months ended March 31, 2025, an increase of $13.2 million. The increase was primarily due to higher stock-based compensation costs ($10.0 million), which includes mark-to-market adjustments, and an unfavorable foreign currency impact ($3.8 million).
Restructurings
Pretax restructuring charges related to our restructuring and optimization efforts include facility exit costs, lease and other contract termination costs, employee severance and related benefits costs and the write-off of equipment and facilities.

Pretax restructuring charges for the three months ended March 31, 2026 and 2025, were as follows:

	Three Months Ended March 31,
	2026	2025
Restructuring Charges	($ in millions)
Restructuring charges	$9.1	$4.0
We have included additional information with respect to our restructuring charges within Item 1, within Note 4, “Restructuring Charges” of our notes to condensed financial statements.
OUTLOOK
We expect second quarter 2026 operating results from our Chemical businesses to be higher than the first quarter 2026, with seasonally stronger demand and improved pricing. We expect our Winchester business second quarter 2026 results to increase from first quarter 2026 with improved commercial and military demand. Overall, we expect Olin’s second quarter 2026 operating results to be higher than the first quarter 2026 levels.
Other corporate and unallocated costs in 2026 are expected to be higher than the $85.7 million in 2025.
During 2026, we anticipate environmental expenses in the $25 million to $35 million range, compared to $24.5 million in 2025.
We expect non-operating pension income in 2026 to be lower than the $20.6 million in 2025. Based on our plan assumptions and estimates, we do not expect to make any cash contributions to our domestic qualified defined benefit pension plan in 2026. We have several international qualified defined benefit pension plans for which we anticipate cash contributions of less than $5 million in 2026.
During the first half of 2026, we expect to pay approximately $195 million to Shintech associated with the litigation matter discussed in Note 22, “Commitments and Contingencies” of our notes to consolidated financial statements, and previously recorded accruals for a VCM pricing dispute with Shintech.
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
ENVIRONMENTAL MATTERS
Environmental provisions charged to income, which are included in costs of goods sold, were $5.2 million and $5.0 million for the three months ended March 31, 2026 and 2025, respectively.
The following table summarizes the environmental liability activity:

	Three Months Ended March 31,
	2026	2025
Environmental Liabilities	($ in millions)
Balance at beginning of year	$156.3	$156.5
Charges to income	5.2	5.0
Remedial and investigatory spending	(3.7)	(4.5)
Balance at end of period	$157.8	$157.0
Environmental investigatory and remediation activities spending was associated with former waste disposal sites and past manufacturing operations. Spending in 2026 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be approximately $30 million. Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we expect to incur to protect our interests against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $11.4 million at March 31, 2026. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and operation, maintenance and monitoring (OM&M) expenses that, in our experience, we expect to incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M. Charges to income for investigatory and remedial efforts may be material to our operating results in 2026.
The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites as follows:

		March 31, 2026	December 31, 2025	March 31, 2025
Environmental Reserve	Balance Sheet Location	($ in millions)
Current reserve	Accrued Liabilities	$30.0	$30.0	$30.0
Long-term reserve	Other noncurrent liabilities	127.8	126.3	127.0
Total reserve		$157.8	$156.3	$157.0
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
LEGAL MATTERS AND CONTINGENCIES
Discussion of legal matters and contingencies can be referred to under Item 1, within Note 18, “Commitments and Contingencies” of our notes to condensed financial statements.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Data

	Three Months Ended March 31,
	2026	2025
Cash Provided by (Used for)	($ in millions)
Net operating activities	$(48.6)	$(86.0)
Capital expenditures	(43.7)	(61.4)
Net investing activities	(43.0)	(62.4)
Long-term debt borrowings, net	170.3	199.9
Common stock repurchased and retired	—	(20.2)
Dividends paid	(22.8)	(23.0)
Distributions to noncontrolling interests	(31.3)	—
Net financing activities	116.2	146.6

Operating Activities
For the three months ended March 31, 2026, net cash used for operating activities decreased by $37.4 million compared with the three months ended March 31, 2025. The decrease was primarily due to a smaller use of cash for working capital compared to the prior year period, partially offset by lower operating results. For the three months ended March 31, 2026, working capital increased $56.8 million compared to an increase of $204.4 million for the three months ended March 31, 2025. Receivables increased $73.9 million, primarily due to the timing of sales during the first quarter 2026 compared to the fourth quarter 2025. Inventories increased by $44.3 million, which reflects normal seasonal growth, and accounts payable and accrued liabilities increased $62.7 million from December 31, 2025.
Investing Activities
Capital spending was $43.7 million for the three months ended March 31, 2026, compared to $61.4 million for the comparable period in 2025. For the full year 2026, we expect our capital spending to be in the $200 million range. Our capital spending forecast represents normal capital spending to maintain our current operating facilities. We expect 2026 depreciation and amortization expense to be in the $475 million range.
On April 18, 2025, Olin acquired AMMO, Inc.’s small caliber ammunition manufacturing assets for total consideration of $55.8 million. The acquisition was financed with cash on hand.
Financing Activities
During the three months ended March 31, 2026 and 2025, activity of our outstanding debt included:

	Three Months Ended March 31,
	2026	2025
Long-term Debt Borrowings (Repayments)	($ in millions)
Borrowings
Term Loan Facilities	$—	$650.0
Revolving Credit Facilities	246.6	410.0
2024 Receivables Financing Agreement	195.0	381.0
2033 Notes	—	600.0
Total borrowings	$441.6	$2,041.0
Repayments
Term Loan Facilities	$(109.7)	$(332.5)
Revolving Credit Facilities	(86.6)	(505.0)
2024 Receivables Financing Agreement	(75.0)	(395.0)
2025 Notes	—	(108.6)
2027 Notes	—	(500.0)
Total repayments	$(271.3)	$(1,841.1)
Long-term debt borrowings, net	$170.3	$199.9
For the three months ended March 31, 2026, we paid debt issuance costs of $2.1 million associated with the Senior Secured Credit Facility. For the three months ended March 31, 2025, we paid debt issuance costs of $12.0 million associated with the 2033 Notes and the 2025 Senior Credit Facility (defined below).
For the three months ended March 31, 2025, 0.7 million shares of common stock were repurchased and retired at a total value of $20.2 million.
We issued 0.2 million and less than 0.1 million shares representing stock options exercised for the three months ended March 31, 2026 and 2025, respectively, with a total value of $2.1 million and $1.9 million, respectively.
The percentage of total debt to total capitalization increased to 63.3% as of March 31, 2026 from 60.2% as of December 31, 2025, primarily as a result of a higher level of debt outstanding.

In the first quarter of 2026 and 2025, we paid a quarterly dividend of $0.20 per share. Dividends paid for the three months ended March 31, 2026 and 2025, were $22.8 million and $23.0 million, respectively. On April 29, 2026, our Board of Directors declared a dividend of $0.20 per share on our common stock, payable on June 12, 2026, to shareholders of record on May 14, 2026.
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
In connection with the continued cessation of our BWA joint venture, during the first quarter 2026, we paid a cash distribution of $31.3 million to Mitsui for the liquidation of BWA working capital.
Liquidity and Other Financing Arrangements
Our principal sources of liquidity are from cash and cash equivalents, cash flow from operations and borrowings under our Senior Secured Revolving Credit Facility and our 2024 Receivables Financing Agreement (as defined below). Additionally, we believe that we have access to the high-yield debt and equity markets.
On March 14, 2025, Olin entered into a $1,850.0 million senior credit facility (2025 Senior Credit Facility), which increased the borrowing limit of our then-existing $1,550.0 million senior credit facility (2022 Senior Credit Facility) by $300.0 million and extended the maturity date from October 11, 2027 to March 14, 2030. The 2025 Senior Credit Facility includes a term loan facility with aggregate commitments of $650.0 million (2025 Term Loan Facility), which replaced Olin’s then-existing $350.0 million term loan facility (2022 Term Loan Facility), and a revolving credit facility with aggregate commitments of $1,200.0 million (2025 Revolving Credit Facility), which replaced Olin’s then-existing $1,200.0 million revolving credit facility (2022 Revolving Credit Facility).
On February 19, 2026, we executed an amendment to the 2025 Senior Credit Facility (Senior Secured Credit Facility) which, among other things, modified the financial covenants to be less restrictive and incorporated guarantees and collateral by certain of our domestic subsidiaries. The Senior Secured Credit Facility maintained the 2025 Term Loan Facility, as amended (Secured Term Loan Facility, and collectively with the 2025 Term Loan Facility and the 2022 Term Loan Facility, the Term Loan Facilities), and the 2025 Revolving Credit Facility, as amended (Senior Secured Revolving Credit Facility, and collectively with the 2025 Revolving Credit Facility and 2022 Revolving Credit Facility, the Revolving Credit Facilities). The amendment required all remaining principal amortization payments under the Secured Term Loan Facility to be satisfied. Borrowings under the Senior Secured Revolving Credit Facility were used to satisfy the $109.7 million remaining principal amortization payments under the Secured Term Loan Facility. The maturity date for the Senior Secured Credit Facility remained March 14, 2030. At March 31, 2026, we had $160.0 million of borrowings and $0.4 million of letters of credit issued under our Senior Secured Revolving Credit Facility and $1,039.6 million of undrawn commitments.
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
Under the Senior Secured Credit Facility, we may select various floating rate borrowing options. The actual interest rate paid on borrowings under the Senior Secured Credit Facility is based on a pricing grid which is dependent upon the net leverage ratio as calculated under the terms of the applicable facility for the prior fiscal quarter. The Senior Secured Credit Facility includes various customary restrictive covenants, including restrictions related to the ratio of secured debt to earnings before interest expense, taxes, depreciation and amortization (net leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio). The calculation of secured debt in our net leverage ratio excludes borrowings under the 2024 Receivables Financing Agreement (defined below), up to a maximum of $425.0 million.
On March 14, 2025, Olin issued $600.0 million aggregate principal amount of 6.625% senior notes due April 1, 2033 (2033 Notes), in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. Interest on the 2033 Notes began accruing from March 14, 2025 and is paid semi-annually beginning on October 1, 2025, and every six months thereafter.
Proceeds from the 2033 Notes, together with borrowings under the 2025 Senior Credit Facility, were used to redeem the $108.6 million 9.50% senior notes due 2025 (2025 Notes), redeem the $500.0 million 5.125% senior notes due 2027 (2027 Notes), refinance the then-existing 2022 Senior Credit Facility, comprised of $505.0 million of borrowings under the 2022

Revolving Credit Facility and $332.5 million of borrowings under the 2022 Term Loan Facility, and pay related fees and expenses.
No event of default has occurred under any of our outstanding debt agreements that would permit the acceleration of the debt if not cured, and we are in compliance with all covenants and restrictions under all our outstanding debt agreements. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As a result of our restrictive covenant related to the net leverage ratio, the maximum additional borrowings available to us could be limited in the future. The limitation, if an amendment or waiver from our lenders is not obtained, could restrict our ability to borrow the maximum amounts available under the Senior Secured Revolving Credit Facility and the 2024 Receivables Financing Agreement (defined below). As of March 31, 2026, there were no covenants or other restrictions that limited our ability to borrow.
We maintain a $500.0 million receivables financing agreement (2024 Receivables Financing Agreement) that is scheduled to mature on November 19, 2027. Under the 2024 Receivables Financing Agreement, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the 2024 Receivables Financing Agreement incorporates the net leverage ratio covenant that is contained in the Senior Secured Credit Facility. As of March 31, 2026, we had $460.0 million drawn under the 2024 Receivables Financing Agreement, $625.7 million of our trade receivables were pledged as collateral and we had $40.0 million of additional borrowing capacity.
At March 31, 2026, we had total letters of credit of $160.5 million outstanding, of which $0.4 million were issued under our Senior Secured Revolving Credit Facility. The letters of credit were used to support certain long-term debt obligations, workers compensation insurance policies, plant closure and post-closure obligations, international payment obligations and international pension funding requirements.
Our current debt structure is used to fund our business operations. As of March 31, 2026, we had long-term borrowings, including the current installment, of $2,996.1 million, of which $1,231.1 million were at variable rates. Included within long-term borrowings on the condensed balance sheets were deferred debt issuance costs of $19.6 million as of March 31, 2026.
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
As of March 31, 2026, a cumulative total of 27.4 million shares of common stock have been repurchased and retired at a total value of $1,351.1 million under the 2022 Repurchase Authorization program, and $1,948.9 million of common stock remained authorized to be repurchased under the 2022 Repurchase Authorization and 2024 Repurchase Authorization programs.
We have registered the sale of an undetermined number of securities with the SEC, so that, from time-to-time, we may issue, offer and sell debt securities, preferred stock, common stock and/or warrants to purchase any such securities pursuant to a registration statement.
Credit Ratings
We receive ratings from three independent credit rating agencies: Fitch Ratings (Fitch), Moody's Investor Service (Moody's) and Standard & Poor's (S&P). The following table summarizes our credit ratings as of March 31, 2026:

Credit Rating Agency	Long-term Rating	Outlook
Fitch Ratings	BB+	Negative
Moody’s Investors Service	Ba2	Negative
Standard & Poor’s	BB	Negative
On February 20, 2026, Fitch downgraded Olin to BB+ (from BBB-) and revised its outlook from stable to negative. On February 25, 2026, Moody’s downgraded Olin to Ba2 (from Ba1) and affirmed its negative outlook. On February 18, 2026, S&P downgraded Olin to BB (from BB+) and affirmed its negative outlook.

Contractual Obligations
Purchasing commitments are utilized in our normal course of business for our projected needs. We have supply contracts with various third parties for certain raw materials including ethylene, electricity, propylene and benzene. These agreements are maintained through long-term cost-based contracts that provide us with a reliable supply of key raw materials. There have been no material changes in our contractual obligations and commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, other than those which occur in the ordinary course of business.
Critical Accounting Estimates
Refer to “Critical Accounting Estimates” contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025 for a complete discussion of our critical accounting estimates. There have been no material changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Energy costs, including electricity and natural gas, and certain raw materials used in our production processes are subject to price volatility. Depending on market conditions, we may enter into futures contracts, forward contracts, commodity swaps and put and call option contracts in order to reduce the impact of commodity price fluctuations. As of March 31, 2026, we maintained open positions on commodity contracts with a notional value totaling $232.5 million ($218.6 million at December 31, 2025, and $153.4 million at March 31, 2025). Assuming a hypothetical 10% increase in commodity prices which are currently hedged, as of March 31, 2026, we would experience a $23.3 million ($21.9 million at December 31, 2025 and $15.3 million at March 31, 2025) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.
We transact business in various foreign currencies other than the USD which exposes us to movements in exchange rates which may impact revenue and expenses, assets and liabilities and cash flows. Our significant foreign currency exposure is denominated with European currencies, primarily the Euro, although exposures also exist in other currencies of Asia Pacific, Latin America, Middle East and Africa. For all derivative positions, we evaluated the effects of a 10% shift in exchange rates between those currencies and the USD, holding all other assumptions constant. Unfavorable currency movements of 10% would negatively affect the fair values of the derivatives held to hedge currency exposures by $13.1 million. These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.
We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Our current debt structure is used to fund business operations, and commitments from banks under our Senior Secured Revolving Credit Facility and our 2024 Receivables Financing Agreement are additional sources of liquidity. As of March 31, 2026, December 31, 2025 and March 31, 2025, we had long-term borrowings, including current installments, of $2,996.1 million, $2,827.3 million and $3,035.8 million, respectively, of which $1,231.1 million, $1,060.8 million and $1,271.9 million at March 31, 2026, December 31, 2025 and March 31, 2025, respectively, were issued at variable rates. Included within long-term borrowings on the condensed balance sheets were deferred debt issuance costs.
Assuming no changes in the $1,231.1 million of variable-rate debt levels from March 31, 2026, we estimate that a hypothetical change of 100-basis points in the secured overnight financing rate (SOFR) would impact annual interest expense by $12.3 million.
If the actual changes in commodities, foreign currency, or interest pricing is substantially different than expected, the net impact of commodity risk, foreign currency risk, or interest rate risk on our cash flow may be materially different than that disclosed above.
We do not enter into any derivative financial instruments for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES
Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The risks, uncertainties and assumptions involved in our forward-looking statements, many of which are discussed in more detail in our filings with the SEC, including without limitation the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025, and our Quarterly Reports on Form 10-Q and other reports furnished or filed with the SEC, include, but are not limited to, the following:
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
•availability of and/or higher-than-expected costs of raw material, energy, transportation, and/or logistics;
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
•weak industry conditions affecting our ability to comply with the financial maintenance covenants in our debt agreements;
•our indebtedness and debt service obligations;
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
•costs and other expenditures in excess of those projected for environmental investigation and remediation or other legal proceedings; and
•various risks associated with our Lake City U.S. Army Ammunition Plant contract and performance under other governmental contracts.
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
On April 9, 2026, the State of Texas commenced a lawsuit against Blue Cube in the District Court of Travis County, Texas. The petition alleges various emissions events at Blue Cube's Freeport, TX facility and alleges instances of non-compliance with the Texas Clean Air Act and Texas Commission on Environmental Quality rules and permits. The relief sought in the complaint includes a request for civil penalties, reasonable attorney's fees and costs, and injunctive relief. Blue Cube is evaluating the allegations and intends to defend the matter. At this time, we are unable to predict the ultimate outcome of this matter.
ITEM 1A. RISK FACTORS
Information regarding risk factors applicable to us appears in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)    Not Applicable.
(b)    Not Applicable.
(c)    Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
January 1-31, 2026	—	$—	—	$1,948,897,034
February 1-28, 2026	—	$—	—	1,948,897,034
March 1-31, 2026	—	$—	—	1,948,897,034
Total				$1,948,897,034
(1)On December 11, 2024, our Board of Directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $1.3 billion (the 2024 Repurchase Authorization). This program will terminate upon the purchase of $1.3 billion of common stock. On July 28, 2022, our Board of Directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $2.0 billion (2022 Repurchase Authorization). This program will terminate upon the purchase of $2.0 billion of common stock. Through March 31, 2026, 27.4 million shares of common stock had been repurchased and retired at a total value of $1,351.1 million under the 2022 Repurchase Authorization program, and $1,948.9 million of common stock remained available for purchase under the 2022 Repurchase Authorization and 2024 Repurchase Authorization programs.
(2)Average price paid per share includes transaction costs including commissions and fees paid to acquire the shares and excludes costs accrued associated with 1% excise tax on the fair market value of stock repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
(a)    Not Applicable.
(b)    Not Applicable.
(c)    During the three months ended March 31, 2026, no director or officer of Olin adopted, terminated or modified a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit	Exhibit Description
3.1	Bylaws of Olin Corporation as amended effective April 30 2026—Exhibit 3.1 to Olin's Form 8-K filed April 30, 2026*
4.1
Fourteenth Amendment, dated February 19, 2026, to Amended and Restated Credit and Funding Agreement, dated as of February December 9, 2010 among Olin Corporation, the Lenders (as defined therein) and PNC Bank, National Association, as administrative agent – Exhibit 4.22 to Olin’s Form 10-K filed February 20, 2026*

10.1
First Amendment, dated February 19, 2026, to Credit Agreement, dated as of March 14, 2025, among Olin Corporation, the Lenders and Issuing Banks (as defined therein) and Bank of America, N.A., as administrative agent – Exhibit 10.31 to Olin’s Form 10-K filed February 20, 2026*

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

Date: May 8, 2026