Form 10-Q
period 2026-06-30
OLIN Corp
filed 2026-07-31
CIK 74303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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

As of June 30, 2026, 113,982,490 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets
($ in millions, except per share data)
(Unaudited)

	June 30, 2026	December 31, 2025	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$177.4	$167.6	$223.8
Receivables, net	988.6	844.5	1,044.5
Income taxes receivable	54.3	66.6	29.1
Inventories, net	847.2	784.5	919.1
Other current assets	120.4	107.9	70.2
Total current assets	2,187.9	1,971.1	2,286.7
Property, plant and equipment (less accumulated depreciation of $5,587.3, $5,508.7 and $5,417.0)	2,089.0	2,196.9	2,260.8
Operating lease assets, net	365.4	298.6	281.8
Deferred income taxes	45.2	47.2	59.7
Other assets	1,169.8	1,210.0	1,159.7
Intangible assets, net	155.6	174.4	193.7
Goodwill	1,427.7	1,427.6	1,425.5
Total assets	$7,440.6	$7,325.8	$7,667.9
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$—	$109.7	$19.2
Accounts payable	910.3	806.1	901.0
Income taxes payable	13.7	23.9	44.1
Current operating lease liabilities	73.0	59.7	61.0
Accrued liabilities	546.1	630.1	520.6
Total current liabilities	1,543.1	1,629.5	1,545.9
Long-term debt	3,029.1	2,717.6	2,977.5
Operating lease liabilities	305.4	252.5	226.4
Accrued pension liability	197.2	200.9	227.4
Deferred income taxes	312.8	317.6	380.8
Other liabilities	341.2	337.1	322.1
Total liabilities	5,728.8	5,455.2	5,680.1
Commitments and contingencies
Shareholders’ equity:
Common stock, $1.00 par value per share: authorized, 240.0 shares; issued and outstanding, 114.0, 113.6 and 114.6 shares	114.0	113.6	114.6
Additional paid-in capital	11.9	—	—
Accumulated other comprehensive loss	(412.4)	(414.5)	(451.4)
Retained earnings	1,997.9	2,139.8	2,294.0
Olin Corporation’s shareholders’ equity	1,711.4	1,838.9	1,957.2
Noncontrolling interests	0.4	31.7	30.6
Total equity	1,711.8	1,870.6	1,987.8
Total liabilities and equity	$7,440.6	$7,325.8	$7,667.9
The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Operations
($ in millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales	$1,741.9	$1,758.3	$3,324.9	$3,402.5
Operating expenses:
Cost of goods sold	1,571.7	1,620.2	3,078.9	3,115.7
Selling and administrative	102.7	95.2	247.7	196.2
Restructuring charges	10.5	7.4	19.6	11.4
Acquisition-related costs	10.6	—	10.6	—
Other operating income (expense)	0.1	(0.2)	0.1	(0.2)
Operating income (loss)	46.5	35.3	(31.8)	79.0
Losses of non-consolidated affiliates	(1.0)	(1.4)	(2.4)	(1.4)
Interest expense, net	(44.3)	(45.6)	(86.4)	(92.9)
Non-operating pension income	2.6	4.9	6.1	10.6
Income (loss) before taxes	3.8	(6.8)	(114.5)	(4.7)
Income tax provision (benefit)	17.1	(4.0)	(18.2)	(3.1)
Net loss	(13.3)	(2.8)	(96.3)	(1.6)
Net loss attributable to noncontrolling interests	—	(1.5)	—	(1.7)
Net (loss) income attributable to Olin Corporation	$(13.3)	$(1.3)	$(96.3)	$0.1

Net (loss) income attributable to Olin Corporation per common share:
Basic	$(0.12)	$(0.01)	$(0.85)	$—
Diluted	$(0.12)	$(0.01)	$(0.85)	$—
Weighted-average common shares outstanding:
Basic	113.9	114.9	113.8	115.1
Diluted	113.9	114.9	113.8	115.9
The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Comprehensive Income
($ in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(13.3)	$(2.8)	$(96.3)	$(1.6)
Other comprehensive income (loss), net of tax:
Foreign currency translation	1.8	(2.2)	2.7	(3.4)
Cash flow hedges	1.4	(19.8)	(5.8)	—
Pension and postretirement benefits	2.8	1.2	5.2	2.1
Total other comprehensive income (loss), net of tax	6.0	(20.8)	2.1	(1.3)
Comprehensive loss	(7.3)	(23.6)	(94.2)	(2.9)
Comprehensive loss attributable to noncontrolling interests	—	(1.5)	—	(1.7)
Comprehensive loss attributable to Olin Corporation	$(7.3)	$(22.1)	$(94.2)	$(1.2)
The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
($ in millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Common Stock
Balance at beginning of period	$113.9	$115.1	$113.6	$115.7
Common stock repurchased and retired	—	(0.5)	—	(1.2)
Common stock issued for:
Stock options exercised	—	—	0.2	—
Other transactions	0.1	—	0.2	0.1
Balance at end of period	114.0	114.6	114.0	114.6
Additional Paid-In Capital
Balance at beginning of period	4.8	—	—	—
Common stock repurchased and retired	—	(6.4)	—	(11.5)
Common stock issued for:
Stock options exercised	0.9	—	2.8	1.9
Other transactions	0.8	0.5	6.8	4.4
Stock-based compensation	5.4	5.9	2.3	5.2
Balance at end of period	11.9	—	11.9	—
Accumulated Other Comprehensive Loss
Balance at beginning of period	(418.4)	(430.6)	(414.5)	(450.1)
Other comprehensive income (loss), net of tax	6.0	(20.8)	2.1	(1.3)
Balance at end of period	(412.4)	(451.4)	(412.4)	(451.4)
Retained Earnings
Balance at beginning of period	2,034.0	2,321.5	2,139.8	2,357.5
Net (loss) income attributable to Olin Corporation	(13.3)	(1.3)	(96.3)	0.1
Common stock dividends paid	(22.8)	(23.0)	(45.6)	(46.0)
Common stock repurchased and retired	—	(3.2)	—	(17.6)
Balance at end of period	1,997.9	2,294.0	1,997.9	2,294.0
Olin Corporation’s Shareholders’ Equity	1,711.4	1,957.2	1,711.4	1,957.2

Noncontrolling Interests
Balance at beginning of period	0.4	32.1	31.7	32.3
Net loss attributable to noncontrolling interests	—	(1.5)	—	(1.7)
Distributions to noncontrolling interests	—	—	(31.3)	—
Balance at end of period	0.4	30.6	0.4	30.6
Total Equity	$1,711.8	$1,987.8	$1,711.8	$1,987.8

Dividends declared per share of common stock	$0.20	$0.20	$0.40	$0.40
The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows
($ in millions)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net loss	$(96.3)	$(1.6)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used for) operating activities:
Depreciation and amortization	239.3	262.1
Losses of non-consolidated affiliates	2.4	1.4
Stock-based compensation	10.8	10.2
Deferred income taxes	(4.0)	(49.5)
Qualified pension plan contributions	(0.6)	(0.6)
Qualified pension plan income	(5.4)	(9.2)
Change in assets and liabilities:
Receivables	(149.0)	(34.1)
Income taxes receivable/payable	2.3	(124.3)
Inventories	(65.9)	(51.8)
Other current assets	(12.9)	(10.4)
Accounts payable and accrued liabilities	42.5	108.2
Other assets	(1.1)	(1.4)
Other noncurrent liabilities	(0.5)	27.3
Other operating activities	(2.3)	—
Net operating activities	(40.7)	126.3
Investing Activities
Capital expenditures	(72.7)	(92.4)
Business acquired in purchase transaction, net of cash acquired	—	(55.8)
Investments in non-consolidated affiliates	(1.9)	(0.8)
Other investing activities	(1.0)	(3.3)
Net investing activities	(75.6)	(152.3)
Financing Activities
Long-term debt:
Borrowings	576.6	2,330.0
Repayments	(374.3)	(2,170.2)
Common stock repurchased and retired	—	(30.3)
Stock options exercised	3.0	1.9
Dividends paid	(45.6)	(46.0)
Distributions to noncontrolling interests	(31.3)	—
Debt issuance costs	(2.1)	(12.0)
Net financing activities	126.3	73.4
Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.8
Net increase in cash and cash equivalents	9.8	48.2
Cash and cash equivalents, beginning of year	167.6	175.6
Cash and cash equivalents, end of period	$177.4	$223.8

Cash paid for interest and income taxes:
Interest, net	$79.1	$85.9
Income taxes, net of refunds	0.9	144.2
Non-cash investing activities:
Decrease (increase) in capital expenditures included in accounts payable and accrued liabilities	(1.0)	1.9
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
Basis of Presentation
We have prepared the condensed financial statements included herein, without audit, pursuant to the rules and regulations of the United States (U.S.) Securities and Exchange Commission (SEC). The preparation of the financial statements requires estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. In our opinion, these financial statements reflect all adjustments (consisting only of normal accruals), which are necessary to present fairly the results for interim periods. Certain reclassifications were made to prior year amounts to conform to the current period presentation and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, we believe that the disclosures are appropriate. We recommend that you read these condensed financial statements in conjunction with the financial statements, accounting policies and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). This standard provides specific guidelines for the recognition, measurement, presentation and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. The standard is effective for annual and interim periods beginning after December 15, 2027. We expect to adopt this standard beginning on January 1, 2028 and we are currently evaluating the impact of the standard on our consolidated financial statements and disclosures.
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

On June 15, 2026, Olin entered into a definitive agreement with Huntsman Corporation (Huntsman) to combine in an all-stock merger of equals transaction (the Merger Agreement) to form a combined company, OlinHuntsman Corporation.
Pursuant to the terms of the Merger Agreement, at the effective time of the transaction, each issued and outstanding share of Huntsman common stock will be converted into the right to receive 0.5476 shares of Olin common stock. Upon completion of the transaction, existing Olin shareholders are expected to own approximately 54.5% of the combined company and existing Huntsman stockholders are expected to own approximately 45.5% of the combined company.
The consummation of the merger is subject to the satisfaction of customary closing conditions, including the receipt of required regulatory approvals and approval of the merger by both Olin shareholders and Huntsman stockholders. The transaction is expected to close in the first half of 2027.
For both the three and six months ended June 30, 2026, we incurred acquisition-related costs of $10.6 million which included costs associated with advisory, legal, accounting, and other professional fees.
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
•closure of trichloroethylene and anhydrous hydrogen chloride liquefaction facilities in Freeport, TX announced in 2021; and
•closure of chlor alkali plant with capacity of 230,000 tons and vinylidene chlorine production facility, both in Freeport, TX announced in 2019.
Pretax restructuring charges related to these actions include facility exit costs, lease and other contract termination costs, employee severance and related benefits costs and the write-off of equipment and facilities. The following table summarizes the restructuring activity by component and the remaining balances in accrued restructuring costs as of June 30, 2026 and 2025:

	Employee Severance and Related Benefit Costs	Lease and Other Contract Termination Costs	Facility Exit Costs	Write-off of Equipment and Facility	Total
Restructuring Reserve Rollforward	($ in millions)
Balance at January 1, 2025	$3.1	$5.2	$—	$—	$8.3
Restructuring charges:
First quarter	1.6	0.2	2.2	—	4.0
Second quarter	3.8	—	3.6	—	7.4
Amounts utilized	(2.9)	(5.3)	(5.8)	—	(14.0)
Balance at June 30, 2025	$5.6	$0.1	$—	$—	$5.7

Balance at January 1, 2026	$11.8	$6.7	$—	$—	$18.5
Restructuring charges:
First quarter	4.1	0.1	4.1	0.8	9.1
Second quarter	—	—	8.9	1.6	10.5
Amounts utilized	(4.5)	(1.1)	(13.0)	(2.4)	(21.0)
Balance at June 30, 2026	$11.4	$5.7	$—	$—	$17.1

The following table summarizes the cumulative restructuring charges for each segment related to the restructuring and optimization efforts summarized above, by component, through June 30, 2026:

	Chlor Alkali Products and Vinyls	Epoxy	Other	Total
Cumulative Restructuring Charges	($ in millions)
Write-off of equipment and facility	$61.6	$24.9	$—	$86.5
Employee severance and related benefit costs	12.5	20.6	3.1	36.2
Facility exit costs	70.0	41.6	—	111.6
Lease and other contract termination costs	6.9	38.3	—	45.2
Total cumulative restructuring charges	$151.0	$125.4	$3.1	$279.5
As of June 30, 2026, we have incurred cumulative restructuring-related cash expenditures of $175.9 million and non-cash charges of $86.5 million related to our restructuring actions. The remaining accrued restructuring liability of $17.1 million is expected to be paid out through 2030. We expect to incur additional restructuring charges through 2030 of approximately $70 million related to these actions.
NOTE 5. EARNINGS PER SHARE
Basic and diluted net (loss) income attributable to Olin Corporation per share are computed by dividing net (loss) income attributable to Olin Corporation by the weighted-average number of common shares outstanding. Diluted net (loss) income attributable to Olin Corporation per share reflects the dilutive effect of stock-based compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Computation of Earnings (Loss) per Share	(In millions, except per share data)
Net (loss) income attributable to Olin Corporation	$(13.3)	$(1.3)	$(96.3)	$0.1

Weighted-average common shares - basic	113.9	114.9	113.8	115.1
Dilutive effect of stock-based compensation	—	—	—	0.8
Weighted-average common shares - diluted	113.9	114.9	113.8	115.9

Earnings (loss) per common share attributable to Olin Corporation:
Basic	$(0.12)	$(0.01)	$(0.85)	$—
Diluted	$(0.12)	$(0.01)	$(0.85)	$—
The computation of dilutive shares does not include 3.7 million and 5.7 million shares for the three months ended June 30, 2026 and 2025, respectively, and 3.7 million and 4.0 million shares for the six months ended June 30, 2026 and 2025, respectively, as their effect would have been anti-dilutive.
NOTE 6. ACCOUNTS RECEIVABLE
Our condensed balance sheets include the following amounts within receivables, net:

	June 30, 2026	December 31, 2025	June 30, 2025
Receivables, Net	($ in millions)
Allowance for doubtful accounts receivable	$11.9	$12.2	$12.4
Other receivables(1)	104.9	82.4	106.5
(1)    Other receivables primarily relates to indirect taxes in foreign jurisdictions.

NOTE 7. INVENTORIES
Inventories consisted of the following:

	June 30, 2026	December 31, 2025	June 30, 2025
Inventories	($ in millions)
Supplies	$153.1	$156.2	$154.6
Raw materials	205.1	204.7	210.0
Work in process	184.8	178.1	200.1
Finished goods	489.1	413.9	514.9
Inventories excluding LIFO reserve	1,032.1	952.9	1,079.6
LIFO reserve	(184.9)	(168.4)	(160.5)
Inventories, net	$847.2	$784.5	$919.1
Inventories under the last-in, first-out (LIFO) method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at June 30, 2026, reflect certain estimates relating to inventory quantities and costs at December 31, 2026. The replacement cost of our inventories would have been approximately $184.9 million, $168.4 million and $160.5 million higher than reported at June 30, 2026, December 31, 2025 and June 30, 2025, respectively.
NOTE 8. OTHER ASSETS
Included in other assets were the following:

	June 30, 2026	December 31, 2025	June 30, 2025
Other Assets	($ in millions)
Supply contracts	$957.2	$996.0	$1,006.4
Pension assets	124.1	106.8	60.3
Investments in non-consolidated affiliates	20.5	21.3	22.4
Other	68.0	85.9	70.6
Other assets	$1,169.8	$1,210.0	$1,159.7
Amortization expense of $21.7 million and $20.9 million for the three months ended June 30, 2026 and 2025, respectively, and amortization expense of $43.4 million and $41.8 million for the six months ended June 30, 2026 and 2025, respectively, was recognized within cost of goods sold related to our supply contracts and is reflected in depreciation and amortization on the condensed statements of cash flows. Our long-term supply contracts are monitored for impairment each reporting period.
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

The following table summarizes our investments in non-consolidated affiliates included in other assets:

	Six Months Ended June 30,
	2026	2025
Investments in Non-consolidated Affiliates	($ in millions)
Balance at beginning of year	$21.3	$23.0
Capital contributions	1.9	0.8
Losses of non-consolidated affiliates(1)	(2.7)	(1.4)
Balance at end of period	$20.5	$22.4
(1)Excludes the impact of $0.3 million pretax income for the six months ended June 30, 2026 for Olin’s portion of the $22.0 million investment tax credit, which is the basis difference between our equity ownership of Hidrogenii and Olin’s investment, and will be recognized over the useful life of the underlying operational assets.
NOTE 9. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying value of goodwill were as follows:

	Chlor Alkali Products and Vinyls	Epoxy	Winchester	Total
Goodwill	($ in millions)
Balance at January 1, 2025(1)	$1,276.4	$144.8	$2.4	$1,423.6
Acquisition activity	—	—	2.0	2.0
Foreign currency translation adjustment	(0.1)	—	—	(0.1)
Balance at June 30, 2025(1)	$1,276.3	$144.8	$4.4	$1,425.5

Balance at January 1, 2026(1)	$1,276.3	$144.8	$6.5	$1,427.6
Foreign currency translation adjustment	0.1	—	—	0.1
Balance at June 30, 2026(1)	$1,276.4	$144.8	$6.5	$1,427.7
(1)Includes cumulative goodwill impairment of $557.6 million and $142.2 million in Chlor Alkali Products and Vinyls and Epoxy, respectively.
Intangible assets consisted of the following:

	June 30, 2026			December 31, 2025			June 30, 2025
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Intangible Assets	($ in millions)
Customers, customer contracts and relationships	$521.8	$(374.3)	$147.5	$524.4	$(358.4)	$166.0	$677.6	$(493.7)	$183.9
Trade names	3.5	(1.4)	2.1	3.5	(1.2)	2.3	3.7	(1.0)	2.7
Acquired technology	11.4	(9.6)	1.8	11.3	(9.4)	1.9	94.8	(94.2)	0.6
Other	4.9	(0.7)	4.2	4.9	(0.7)	4.2	7.2	(0.7)	6.5
Total intangible assets	$541.6	$(386.0)	$155.6	$544.1	$(369.7)	$174.4	$783.3	$(589.6)	$193.7

NOTE 10. DEBT
Long-term loans, notes and other financing obligations, consisted of the following:

	June 30, 2026	December 31, 2025	June 30, 2025
Financing Obligations	($ in millions)
Fixed-rate Financing
5.625% senior notes, due 2029	$669.3	$669.3	$669.3
5.00% senior notes, due 2030	515.3	515.3	515.3
6.625% senior notes, due 2033 (2033 Notes)	600.0	600.0	600.0
Variable-rate Financing
Term Loan Facilities	528.1	637.8	645.9
Revolving Credit Facilities	210.0	—	35.0
2024 Receivables Financing Agreement	442.0	340.0	465.0
Recovery zone bonds	83.0	83.0	83.0
Industrial development and environmental improvement obligations	—	—	2.9
Other
Deferred debt issuance costs	(18.6)	(18.1)	(19.7)
Total debt	3,029.1	2,827.3	2,996.7
Amounts due within one year	—	109.7	19.2
Total long-term debt	$3,029.1	$2,717.6	$2,977.5
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
On February 19, 2026, we executed an amendment to the 2025 Senior Credit Facility (Senior Secured Credit Facility) which, among other things, modified the financial covenants to be less restrictive and incorporated guarantees and collateral by certain of our domestic subsidiaries. The Senior Secured Credit Facility maintained the 2025 Term Loan Facility, as amended (Secured Term Loan Facility, and collectively with the 2025 Term Loan Facility and the 2022 Term Loan Facility, the Term Loan Facilities), and the 2025 Revolving Credit Facility, as amended (Senior Secured Revolving Credit Facility, and collectively with the 2025 Revolving Credit Facility and 2022 Revolving Credit Facility, the Revolving Credit Facilities). The amendment required all remaining principal amortization payments under the Secured Term Loan Facility to be satisfied. Borrowings under the Senior Secured Revolving Credit Facility were used to satisfy the $109.7 million remaining principal amortization payments under the Secured Term Loan Facility. The maturity date for the Senior Secured Credit Facility remains March 14, 2030.
The Senior Secured Revolving Credit Facility includes a $100.0 million letter of credit subfacility. At June 30, 2026, we had $210.0 million of borrowings and $0.4 million of letters of credit issued under our Senior Secured Revolving Credit Facility and $989.6 million of undrawn commitments.
The obligations under the Senior Secured Credit Facility are guaranteed by certain of our domestic subsidiaries. The obligations under the Senior Secured Credit Facility are also secured by liens on substantially all of Olin’s and the subsidiary guarantors’ personal property (Collateral), other than certain principal properties and capital stock of subsidiaries, and subject to certain other exceptions. Substantially all guarantees under the Senior Secured Credit Facility and liens on Collateral will be released automatically upon notice by Olin, or after September 30, 2027, at which time all covenant reliefs expire.
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
As of June 30, 2026, no event of default had occurred under any of our outstanding debt agreements that would permit the acceleration of the debt if not cured, and we were in compliance with all covenants and restrictions under all our outstanding debt agreements. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As a result of our restrictive covenant related to the net leverage ratio, the maximum additional borrowings available to us could be limited in the future. The limitation, if an amendment or waiver from our lenders is not obtained, could restrict our ability to borrow the maximum amounts available under the Senior Secured Revolving Credit Facility and the 2024 Receivables Financing Agreement (defined below). As of June 30, 2026, there were no covenants or other restrictions that limited our ability to borrow.
Receivables Financing Agreement
We maintain a $500.0 million receivables financing agreement (2024 Receivables Financing Agreement) that is scheduled to mature on November 19, 2027. Under the 2024 Receivables Financing Agreement, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the 2024 Receivables Financing Agreement incorporates the net leverage ratio covenant that is contained in the Senior Secured Credit Facility. As of June 30, 2026, we had $442.0 million drawn under the 2024 Receivables Financing Agreement, $640.8 million of our trade receivables were pledged as collateral and we had $50.6 million of additional borrowing capacity, which was limited by our borrowing base.
Financing Cash Flows
During the six months ended June 30, 2026 and 2025, activity of our outstanding debt was as follows:

	Six Months Ended June 30,
	2026	2025
Long-term Debt Borrowings (Repayments)	($ in millions)
Borrowings
Term Loan Facilities	$—	$650.0
Revolving Credit Facilities	361.6	510.0
2024 Receivables Financing Agreement	215.0	570.0
2033 Notes	—	600.0
Total borrowings	576.6	2,330.0
Repayments
Term Loan Facilities	(109.7)	(336.6)
Revolving Credit Facilities	(151.6)	(645.0)
2024 Receivables Financing Agreement	(113.0)	(580.0)
2025 Notes	—	(108.6)
2027 Notes	—	(500.0)
Total repayments	(374.3)	(2,170.2)
Long-term debt borrowings, net	$202.3	$159.8

Other Financing
Interest expense, net, for the six months ended June 30, 2026 included $0.2 million for the write-off of unamortized deferred debt issuance costs associated with our first quarter 2026 Senior Secured Credit Facility financing transaction. Interest expense, net, for the six months ended June 30, 2025 included $3.3 million for the write-off of unamortized deferred debt issuance costs and costs associated with our first quarter 2025 financing transactions, including the 2025 Senior Credit Facility, early redemption of the 2025 Notes and the 2027 Notes, and issuance of the 2033 Notes.
For the six months ended June 30, 2026, we paid debt issuance costs of $2.1 million associated with the Senior Secured Credit Facility. For the six months ended June 30, 2025, we paid debt issuance costs of $12.0 million associated with the 2033 Notes and the 2025 Senior Credit Facility.
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

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$1.0	$1.2	$0.1	$0.2
Interest cost	23.4	24.9	0.3	0.4
Expected return on plans’ assets	(30.0)	(31.7)	—	—
Amortization of prior service cost	(0.1)	(0.1)	0.1	(0.1)
Recognized actuarial loss	3.5	1.6	0.2	0.1
Net periodic benefit (income) cost	$(2.2)	$(4.1)	$0.7	$0.6

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$2.0	$2.2	$0.3	$0.3
Interest cost	46.1	49.4	0.7	0.7
Expected return on plans’ assets	(59.8)	(63.4)	—	—
Amortization of prior service cost	(0.3)	(0.3)	0.1	(0.2)
Recognized actuarial loss	6.8	3.0	0.3	0.2
Net periodic benefit (income) cost	$(5.2)	$(9.1)	$1.4	$1.0
We made cash contributions to our international qualified defined benefit pension plans of $0.6 million for both the six months ended June 30, 2026 and 2025, respectively.

NOTE 12. INCOME TAXES
The Company’s effective tax rate fluctuates from period to period based on several factors, including the geographic mix of earnings, the level of income or loss relative to available tax attributes, the recognition of valuation allowances in certain jurisdictions, and discrete tax items.
For the three months ended June 30, 2026, the Company recorded income before income taxes of $3.8 million and an associated income tax provision of $17.1 million, resulting in an effective tax rate of 450.0%. The income tax provision for the three months ended June 30, 2026 was primarily attributable to the income before income taxes for the period, an expense from prior year tax positions and the impact from a lower estimated annual effective tax rate compared with the prior quarter. For the three months ended June 30, 2025, the Company recorded a loss before income taxes of $(6.8) million and an associated income tax benefit of $(4.0) million, resulting in an effective tax rate of 58.8%. The income tax benefit for the three months ended June 30, 2025 was primarily attributable to a loss before taxes for the period, a release of valuation allowances on domestic state net operating losses and Inflation Reduction Act (IRA) investment tax credits recognized during the period.
For the six months ended June 30, 2026, the Company recorded a loss before income taxes of $(114.5) million and an associated income tax benefit of $(18.2) million, resulting in an effective tax rate of 15.9%. The income tax benefit for the six months ended June 30, 2026 was primarily attributable to the loss before income taxes for the period and IRA production tax credits recognized during the period, partially offset by an expense from prior year tax positions. For the six months ended June 30, 2025, the Company recorded a loss before income taxes of $(4.7) million and an associated income tax benefit of $(3.1) million, resulting in an effective tax rate of 66.0%. The income tax benefit for the six months ended June 30, 2025 was primarily attributable to a loss before taxes for the period, an income tax benefit associated with a release of valuation allowances on domestic state net operating losses and IRA investment tax credits recognized during the period.
As of June 30, 2026, we had $23.6 million of gross unrecognized tax benefits, which would have impacted the effective tax rate, if recognized. The changes in amounts of unrecognized tax benefits were as follows:

	Six Months Ended June 30,
	2026	2025
Unrecognized Tax Benefits	($ in millions)
Balance at beginning of year	$24.0	$21.1
Increases for prior year tax positions	0.9	1.5
Decreases for prior year tax positions	(0.7)	(0.2)
Increases for current year tax positions	0.1	0.7
Decreases due to tax settlements	(0.7)	(0.8)
Balance at end of period	$23.6	$22.3
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
NOTE 13. DEFINED CONTRIBUTION PLAN
The Company sponsors a defined contribution plan for qualifying domestic employees (Employee Retirement Savings Plan) and a supplemental executive retirement plan.

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
Our contributions to the defined contribution plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Employee Retirement Savings Plan	($ in millions)
Company Contribution	$11.7	$9.8	$21.7	$20.1
Company Match	4.3	4.3	8.7	8.5
Total contributions	$16.0	$14.1	$30.4	$28.6
NOTE 14. STOCK-BASED COMPENSATION
Stock-based compensation granted includes stock options, performance share awards, restricted stock awards and deferred directors’ compensation. Stock-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock Compensation Expense	($ in millions)
Stock-based compensation	$9.7	$9.2	$16.9	$14.5
Mark-to-market adjustments	(5.4)	(1.9)	(1.1)	(5.7)
Total expense	$4.3	$7.3	$15.8	$8.8
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
During the six months ended June 30, 2026 and 2025, Olin granted performance share awards of 665,432 and 573,479, respectively, at a weighted average grant date fair value per share of $25.80 and $27.46, respectively, or 103% and 99% of the grant date share price, respectively.

Restricted Stock Units
During the six months ended June 30, 2026 and 2025, Olin granted restricted stock units of 488,807 and 452,863, respectively, at a weighted average grant date fair value per share of $24.97 and $26.96, respectively. The fair value of each restricted stock unit was estimated on the date of grant using the current stock price. The awards typically vest ratably, on an annual basis, over three years, but not less than one year.
Stock Options
During the six months ended June 30, 2026 and 2025, Olin granted no stock options.
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
During the six months ended June 30, 2025, 1.2 million shares of common stock were repurchased and retired at a total value of $30.3 million. As of June 30, 2026, a cumulative total of 27.4 million shares of common stock have been repurchased and retired at a total value of $1,351.1 million under the 2022 Repurchase Authorization program, and $648.9 million of common stock remained authorized to be repurchased under the 2022 Repurchase Authorization program. As of June 30, 2026, there have been no repurchases under the 2024 Repurchase Authorization program and $1.3 billion remained available.
We issued 0.2 million and less than 0.1 million shares representing stock options exercised for the six months ended June 30, 2026 and 2025, respectively, with a total value of $3.0 million and $1.9 million, respectively.

The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation	Cash Flow Hedges	Pension and Postretirement Benefits	Total
Accumulated Other Comprehensive Loss	($ in millions)
Balance at January 1, 2025	$(45.9)	$7.8	$(412.0)	$(450.1)
Unrealized (losses) gains
First quarter	(1.2)	34.4	—	33.2
Second quarter	(2.2)	(13.5)	—	(15.7)
Reclassification adjustments of (gains) losses into income
First quarter	—	(8.1)	1.2	(6.9)
Second quarter	—	(12.8)	1.5	(11.3)
Tax (provision) benefit
First quarter	—	(6.5)	(0.3)	(6.8)
Second quarter	—	6.5	(0.3)	6.2
Net change	(3.4)	—	2.1	(1.3)
Balance at June 30, 2025	$(49.3)	$7.8	$(409.9)	$(451.4)

Balance at January 1, 2026	$(52.2)	$5.9	$(368.2)	$(414.5)
Unrealized gains (losses)
First quarter	0.9	(5.6)	—	(4.7)
Second quarter	1.8	0.2	—	2.0
Reclassification adjustments of (gains) losses into income
First quarter	—	(3.9)	3.2	(0.7)
Second quarter	—	1.7	3.7	5.4
Tax benefit (provision)
First quarter	—	2.3	(0.8)	1.5
Second quarter	—	(0.5)	(0.9)	(1.4)
Net change	2.7	(5.8)	5.2	2.1
Balance at June 30, 2026	$(49.5)	$0.1	$(363.0)	$(412.4)
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
We define segment results as income (loss) before interest expense, net, other operating income (expense), non-operating pension income, other income and income taxes, and includes the results of non-consolidated affiliates in segment results consistent with management’s monitoring of the operating segments. We have three operating segments: Chlor Alkali Products and Vinyls, Epoxy, and Winchester. The three operating segments reflect the organization used by our management for purposes of allocating resources and assessing performance and represents our reportable segments. Chlorine and caustic soda used in our Epoxy segment is transferred at cost from the Chlor Alkali Products and Vinyls segment.

Cost of goods sold at Corporate is primarily attributed to environmental expense. Other segment items for each reportable segment include selling and administrative expenses and earnings (losses) from non-consolidated affiliates. Segment assets include only those assets which are directly identifiable to an operating segment. Assets in the corporate/other segment primarily include cash and cash equivalents, deferred taxes and other assets. Sales are attributed to geographic areas based on the customer location.

	Three Months Ended June 30, 2026
	Chlor Alkali Products and Vinyls	Epoxy	Winchester	Corporate & Other	Totals
Segment Detail	($ in millions)
Sales	$819.5	$422.1	$500.3	$—	$1,741.9
Cost of goods sold	726.5	391.3	447.2	6.7	1,571.7
Gross margin	93.0	30.8	53.1	(6.7)	170.2
Other segment items	(39.6)	(14.8)	(25.0)	(24.3)	(103.7)
Restructuring charges	—	—	—	(10.5)	(10.5)
Acquisition-related costs	—	—	—	(10.6)	(10.6)
Other operating income	—	—	—	0.1	0.1
Interest expense, net	—	—	—	(44.3)	(44.3)
Non-operating pension income	—	—	—	2.6	2.6
Income (loss) before taxes	$53.4	$16.0	$28.1	$(93.7)	$3.8
Other Items
Depreciation and amortization expense	$98.1	$11.7	$8.8	$3.5	$122.1
Capital spending	19.2	2.1	6.7	1.0	29.0
Assets	5,118.1	934.1	833.1	555.3	7,440.6
Segment Sales by Geography
United States	$558.4	$196.8	$455.8	$—	$1,211.0
Europe	35.1	102.3	29.6	—	167.0
Other foreign	226.0	123.0	14.9	—	363.9
Total sales	$819.5	$422.1	$500.3	$—	$1,741.9

	Six Months Ended June 30, 2026
	Chlor Alkali Products and Vinyls	Epoxy	Winchester	Corp/Other	Totals
Segment Detail	($ in millions)
Sales	$1,576.4	$777.7	$970.8	$—	$3,324.9
Cost of goods sold	1,453.6	734.4	877.7	13.2	3,078.9
Gross margin	122.8	43.3	93.1	(13.2)	246.0
Other segment items	(113.9)	(30.2)	(49.8)	(56.2)	(250.1)
Restructuring charges	—	—	—	(19.6)	(19.6)
Acquisition-related costs	—	—	—	(10.6)	(10.6)
Other operating income	—	—	—	0.1	0.1
Interest expense, net	—	—	—	(86.4)	(86.4)
Non-operating pension income	—	—	—	6.1	6.1
Income (loss) before taxes	$8.9	$13.1	$43.3	$(179.8)	$(114.5)
Other Items
Depreciation and amortization expense	$191.3	$23.6	$17.7	$6.7	$239.3
Capital spending	49.2	6.6	14.5	2.4	72.7
Assets	5,118.1	934.1	833.1	555.3	7,440.6
Segment Sales by Geography
United States	$1,109.2	$348.4	$899.4	$—	$2,357.0
Europe	59.7	202.7	41.5	—	303.9
Other foreign	407.5	226.6	29.9	—	664.0
Total sales	$1,576.4	$777.7	$970.8	$—	$3,324.9

	Three Months Ended June 30, 2025
	Chlor Alkali Products and Vinyls	Epoxy	Winchester	Corporate & Other	Totals
Segment Detail	($ in millions)
Sales	$979.5	$331.2	$447.6	$—	$1,758.3
Cost of goods sold	871.8	340.0	402.6	5.8	1,620.2
Gross margin	107.7	(8.8)	45.0	(5.8)	138.1
Other segment items	(42.8)	(14.9)	(20.0)	(18.9)	(96.6)
Restructuring charges	—	—	—	(7.4)	(7.4)
Other operating expense	—	—	—	(0.2)	(0.2)
Interest expense, net	—	—	—	(45.6)	(45.6)
Non-operating pension income	—	—	—	4.9	4.9
Income (loss) before taxes	$64.9	$(23.7)	$25.0	$(73.0)	$(6.8)
Other Items
Depreciation and amortization expense	$106.3	$13.1	$7.9	$2.6	$129.9
Capital spending	14.2	2.0	11.7	3.1	31.0
Assets	5,277.4	949.3	866.7	574.5	7,667.9
Segment Sales by Geography
United States	$664.2	$140.8	$396.9	$—	$1,201.9
Europe	42.0	93.4	20.4	—	155.8
Other foreign	273.3	97.0	30.3	—	400.6
Total sales	$979.5	$331.2	$447.6	$—	$1,758.3

	Six Months Ended June 30, 2025
	Chlor Alkali Products and Vinyls	Epoxy	Winchester	Corp/Other	Totals
Segment Detail	($ in millions)
Sales	$1,904.0	$662.9	$835.6	$—	$3,402.5
Cost of goods sold	1,673.8	685.1	745.2	11.6	3,115.7
Gross margin	230.2	(22.2)	90.4	(11.6)	286.8
Other segment items	(87.0)	(29.9)	(42.6)	(38.1)	(197.6)
Restructuring charges	—	—	—	(11.4)	(11.4)
Other operating expense	—	—	—	(0.2)	(0.2)
Interest expense, net	—	—	—	(92.9)	(92.9)
Non-operating pension income	—	—	—	10.6	10.6
Income (loss) before taxes	$143.2	$(52.1)	$47.8	$(143.6)	$(4.7)
Other Items
Depreciation and amortization expense	$213.5	$25.9	$17.4	$5.3	$262.1
Capital spending	51.8	12.8	22.8	5.0	92.4
Assets	5,277.4	949.3	866.7	574.5	7,667.9
Segment Sales by Geography
United States	$1,311.1	$284.9	$743.1	$—	$2,339.1
Europe	75.2	195.2	33.0	—	303.4
Other foreign	517.7	182.8	59.5	—	760.0
Total sales	$1,904.0	$662.9	$835.6	$—	$3,402.5

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Segment Sales by Product Line	($ in millions)
Chlor Alkali Products and Vinyls
Caustic soda	$348.8	$435.1	$677.3	$821.9
Chlorine, chlorine-derivatives and other products	470.7	544.4	899.1	1,082.1
Total Chlor Alkali Products and Vinyls	819.5	979.5	1,576.4	1,904.0
Epoxy
Aromatics and allylics	172.3	130.8	316.8	271.8
Epoxy resins and formulated solutions	249.8	200.4	460.9	391.1
Total Epoxy	422.1	331.2	777.7	662.9
Winchester
Commercial	192.4	169.7	361.2	325.6
Military and law enforcement(1)	307.9	277.9	609.6	510.0
Total Winchester	500.3	447.6	970.8	835.6
Total sales	$1,741.9	$1,758.3	$3,324.9	$3,402.5
(1)    For the three months ended June 30, 2026 and 2025, revenue recognized over time represented $112.2 million and $94.4 million, respectively, and for the six months ended June 30, 2026 and 2025, revenue recognized over time represented $233.0 million and $152.9 million, respectively, associated with governmental contracts within our Winchester business.

NOTE 17. ENVIRONMENTAL
We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites. The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites as follows:

		June 30, 2026	December 31, 2025	June 30, 2025
Environmental Reserve	Balance Sheet Location	($ in millions)
Current reserve	Accrued Liabilities	$30.0	$30.0	$30.0
Long-term reserve	Other noncurrent liabilities	128.5	126.3	125.2
Total reserve		$158.5	$156.3	$155.2
Environmental provisions charged to income, which are included in cost of goods sold, were $5.7 million and $4.8 million for the three months ended June 30, 2026 and 2025, respectively, and $10.9 million and $9.8 million for the six months ended June 30, 2026 and 2025, respectively.
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
After nearly three years of litigation, on February 10, 2026, the jury returned a verdict in favor of Shintech on its breach of contract claims. As a result of this verdict, the Company obtained new information related to this litigation loss contingency and recorded a pretax charge of $75.0 million in the fourth quarter of 2025 and $11.1 million in the first quarter of 2026, which is included in our condensed balance sheet under accrued liabilities. During the first half of 2026, we paid approximately $93 million to Shintech associated with the litigation matter and previously recorded accruals for a VCM pricing dispute with Shintech, and expect to pay approximately $100 million during the second half of 2026 associated with these previously accrued matters.
We, and our subsidiaries, are defendants in various other legal actions (including proceedings based on alleged exposures to asbestos) incidental to our past and current business activities. As of June 30, 2026, December 31, 2025 and June 30, 2025, our condensed balance sheets included accrued liabilities for these other legal actions of $16.3 million, $20.1 million and $18.8 million, respectively. These liabilities do not include costs associated with legal representation. Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations.
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
We actively manage currency exposures that are associated with net monetary asset positions, currency purchases and sales commitments denominated in foreign currencies and foreign currency denominated assets and liabilities created in the normal course of business. We enter into forward sales and purchase contracts to manage currency risk to offset our net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of our operations. All of the currency derivatives expire within one year and are for U.S. dollar (USD) equivalents. The counterparties to the forward contracts are large financial institutions; however, the risk of loss to us in the event of nonperformance by a counterparty could be significant to our financial position, cash flows or results of operations. We had outstanding forward contracts to sell foreign currency with notional values of $137.0 million, $134.0 million and $145.3 million as of June 30, 2026, December 31, 2025 and June 30, 2025, respectively.
Cash Flow Hedges
For derivative instruments that are designated and qualify as a cash flow hedge, the change in fair value of the derivative is recognized as a component of other comprehensive income (loss) until the hedged item is recognized in earnings.
We had the following notional amounts of outstanding commodity contracts that were entered into to hedge forecasted purchases:

	June 30, 2026	December 31, 2025	June 30, 2025
Commodity Notional Value	($ in millions)
Natural gas	$98.4	$93.9	$50.1
Ethane	42.2	34.7	47.3
Metals	76.0	90.0	72.6
Total notional	$216.6	$218.6	$170.0
As of June 30, 2026, the counterparties to these commodity contracts were Wells Fargo Bank, N.A., Citibank, N.A., JPMorgan Chase Bank, National Association, Toronto Dominion Bank and Bank of America Corporation, all of which are major financial institutions.
We use cash flow hedges for certain raw material and energy costs such as copper, zinc, ethane, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in our manufacturing process. At June 30, 2026, we had open derivative contract positions through 2028. If all open futures contracts had been settled on June 30, 2026, we would have recognized a pretax gain of $0.2 million.
If commodity prices were to remain at June 30, 2026 levels, approximately $0.1 million of deferred losses, net of tax, would be reclassified into earnings during the next twelve months. The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.
Fair Value Hedges
We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, net, as the offsetting loss or gain on the related interest rate swaps. There were no outstanding interest rate swaps at June 30, 2026, December 31, 2025 and June 30, 2025.
Financial Statement Impacts
We present our derivative assets and liabilities in our condensed balance sheets on a net basis whenever we have a legally enforceable master netting agreement with the counterparty to our derivative contracts. We use these agreements to manage and substantially reduce our potential counterparty credit risk.
The following table summarizes the location and fair value of the derivative instruments on our condensed balance sheets:

		June 30, 2026	December 31, 2025	June 30, 2025
	Balance Sheet Location	($ in millions)
Current Assets
Commodity contracts	Other current assets	$12.1	$20.5	$10.2
Foreign currency contracts	Other current assets	0.2	—	0.1
Noncurrent Assets
Commodity contracts	Other assets	2.0	3.3	2.7
Total derivative assets(1)		$14.3	$23.8	$13.0

Current Liabilities
Commodity contracts	Accrued liabilities	$12.2	$16.0	$2.7
Foreign currency contracts	Accrued liabilities	0.5	0.6	1.8
Noncurrent Liabilities
Commodity contracts	Other liabilities	1.7	—	—
Total derivative liabilities(1)		$14.4	$16.6	$4.5
(1)     Does not include the impact of cash collateral received from or provided to counterparties, if any.

The following table summarizes the effects of derivative instruments on our condensed statements of operations:

		Amount of Gain (Loss) for the
		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
	Location of Gain (Loss)	($ in millions)
Cash Flow Hedges
Commodity contracts	Other comprehensive income (loss)	$0.2	$(13.5)	$(5.4)	$20.9
Commodity contracts	Cost of goods sold	(1.7)	12.8	2.2	20.9
Not Designated as Hedging Instruments
Foreign exchange contracts	Selling and administrative	(2.8)	(7.3)	(8.1)	(14.3)
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
Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceeds a specific threshold. If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability. As of June 30, 2026, December 31, 2025 and June 30, 2025, this threshold was not exceeded. In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.

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
Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments. Since our long-term debt instruments may not be actively traded, the inputs used to measure the fair value of our long-term debt are based on current market rates for debt of similar risk and maturities and is classified as Level 2 in the fair value measurement hierarchy. As of June 30, 2026, December 31, 2025 and June 30, 2025, the fair value measurements of debt were $2,810.7 million, $2,834.3 million and $2,989.0 million, respectively.
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by ASC 820. There were no assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2026, December 31, 2025 or June 30, 2025.

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
EXECUTIVE SUMMARY
Overview
Net (loss) income for the three and six months ended June 30, 2026 was $(13.3) million and $(96.3) million, respectively, compared to $(1.3) million and $0.1 million, for the prior year periods, respectively. The lower earnings for the three and six months ended June 30, 2026 were primarily due to lower Chlor Alkali Products and Vinyls operating results, partially offset by improved operating results from our Epoxy segment. Diluted net (loss) income per share was $(0.12) and $(0.85) for the three and six months ended June 30, 2026, respectively, compared to $(0.01) and $0.00 in the prior year periods, respectively.
Chlor Alkali Products and Vinyls reported segment income of $53.4 million and $8.9 million for the three and six months ended June 30, 2026, respectively. Second quarter 2026 segment results were negatively impacted by $40.1 million from operating issues with the VCM plant at the Freeport, TX facility resulting in higher costs and reduced profit from lost sales. The remaining increase in segment results for the three months ended June 30, 2026 from the comparable prior year period was primarily due to higher caustic soda and EDC pricing and lower operating costs. The remaining decrease in segment results for the six months ended June 30, 2026 from the comparable prior year period was primarily due to lower product pricing and volumes, a $36.1 million charge associated with legacy litigation matters and higher raw material costs, primarily natural gas and electrical power costs, partially offset by lower operating costs.
Epoxy reported a segment income of $16.0 million and $13.1 million for the three and six months ended June 30, 2026, respectively. Epoxy segment results for the three months ended June 30, 2026 were higher than the comparable prior year period primarily due to higher product pricing and lower operating costs, partially offset by higher raw material costs. Epoxy segment results for the six months ended June 30, 2026 were higher than the comparable prior year period primarily due to lower operating costs and higher volumes. Global epoxy demand remains weak, and our U.S. and European Epoxy businesses remain significantly challenged by subsidized Asian competition.
Winchester reported segment income of $28.1 million and $43.3 million for the three and six months ended June 30, 2026, respectively. Winchester segment results for the three months ended June 30, 2026 were higher than the comparable prior year period primarily due to higher commercial ammunition pricing, higher volumes and improved military project revenue, partially offset by higher raw material costs, primarily commodity metals costs, and higher operating costs. Winchester segment results for the six months ended June 30, 2026 were lower than the comparable prior year period as higher raw material and operating costs were partially offset by increased commercial ammunition pricing, higher volumes and improved military project revenue.
Proposed Merger
On June 15, 2026, Olin entered into a definitive agreement with Huntsman Corporation (Huntsman) to combine in an all-stock merger of equals transaction (the Merger Agreement) to form a combined company, OlinHuntsman Corporation.
Pursuant to the terms of the Merger Agreement, at the effective time of the transaction, each issued and outstanding share of Huntsman common stock will be converted into the right to receive 0.5476 shares of Olin common stock. Upon completion of the transaction, existing Olin shareholders are expected to own approximately 54.5% of the combined company and existing Huntsman stockholders are expected to own approximately 45.5% of the combined company.

The consummation of the merger is subject to the satisfaction of customary closing conditions, including the receipt of required regulatory approvals and approval of the merger by both Olin shareholders and Huntsman stockholders. The transaction is expected to close in the first half of 2027.
For both the three and six months ended June 30, 2026, we incurred acquisition-related costs of $10.6 million which included costs associated with advisory, legal, accounting, and other professional fees.
Liquidity
On February 19, 2026, we executed an amendment to our existing $1,850.0 million senior credit facility (Senior Secured Credit Facility) which, among other things, modified the financial covenants to be less restrictive and incorporated guarantees and collateral by certain of our domestic subsidiaries. The maturity date for the Senior Secured Credit Facility remains March 14, 2030.
During the six months ended June 30, 2026, we had net borrowings of $202.3 million, with $210.0 million borrowed under our Senior Secured Revolving Credit Facility (defined below), which was partially used to satisfy the $109.7 million remaining principal amortization payments under the Secured Term Loan Facility (defined below).
International Trade
Tariffs and trade flows continue to influence the demand outlook amid varying market responses. Following the February 20, 2026, U.S. Supreme Court ruling that struck down broad emergency‑based tariffs issued under the International Emergency Economic Powers Act (IEEPA), the U.S. administration has begun recalibrating its tariff strategy through other legal alternatives, including expanded use of Section 301 investigations. Following the U.S. Supreme Court ruling, certain importers have begun pursuing tariff‑recovery claims related to previously assessed duties. While we continue to monitor these developments, the financial impact of tariff‑recovery opportunities or obligations has not been significant to our businesses. We also continue to monitor the direct and indirect impact from tariffs on goods being imported into the United States and the competitiveness of our export products in markets that implement retaliatory tariffs.
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
Middle East Conflict
The escalation of conflict in the Middle East, including escalating tensions with Iran, and the international response to these developments, has increased the level of economic and political uncertainty across global markets. The conflict has contributed to heightened volatility in global supply and demand fundamentals, particularly within energy‑linked and regionally sensitive markets. Sanctions and policy actions from the U.S. and other governments continue to evolve, and the broader implications of the conflict on global economic conditions remain fluid. We continue to closely monitor the changing environment. As of now, the direct impact on our operations has not been significant; however, we are unable to determine the future impact that the conflict and the corresponding global response may have on our business.
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

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ in millions, except per share data)
Sales	$1,741.9	$1,758.3	$3,324.9	$3,402.5
Cost of goods sold	1,571.7	1,620.2	3,078.9	3,115.7
Gross margin	170.2	138.1	246.0	286.8
Selling and administrative	102.7	95.2	247.7	196.2
Restructuring charges	10.5	7.4	19.6	11.4
Acquisition-related costs	10.6	—	10.6	—
Other operating income (expense)	0.1	(0.2)	0.1	(0.2)
Operating income (loss)	46.5	35.3	(31.8)	79.0
Losses of non-consolidated affiliates	(1.0)	(1.4)	(2.4)	(1.4)
Interest expense, net	(44.3)	(45.6)	(86.4)	(92.9)
Non-operating pension income	2.6	4.9	6.1	10.6
Income (loss) before taxes	3.8	(6.8)	(114.5)	(4.7)
Income tax provision (benefit)	17.1	(4.0)	(18.2)	(3.1)
Net loss	(13.3)	$(2.8)	(96.3)	(1.6)
Net loss attributable to noncontrolling interests	—	(1.5)	—	(1.7)
Net (loss) income attributable to Olin Corporation	$(13.3)	$(1.3)	$(96.3)	$0.1
Net (loss) income attributable to Olin Corporation per common share:
Basic	$(0.12)	$(0.01)	$(0.85)	$—
Diluted	$(0.12)	$(0.01)	$(0.85)	$—
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Sales for the three months ended June 30, 2026 were $1,741.9 million compared to $1,758.3 million in the same period last year, a decrease of $16.4 million, or 1%. Chlor Alkali Products and Vinyls sales decreased by $160.0 million primarily due to lower sales volumes, partially offset by higher pricing. Epoxy sales increased by $90.9 million, primarily due to higher volumes and higher pricing. Winchester sales increased by $52.7 million, primarily due to higher ammunition sales to commercial and military customers and increased military project revenue.
Gross margin increased $32.1 million for the three months ended June 30, 2026 compared to the prior year period. Epoxy gross margin increased $39.6 million, primarily due to higher product pricing and lower operating costs, partially offset by higher raw material costs. Winchester gross margin increased $8.1 million, primarily due to higher product pricing and higher volumes, partially offset by higher raw material and operating costs. Chlor Alkali Products and Vinyls gross margin decreased $14.7 million, primarily due to operating issues with the VCM plant at the Freeport, TX facility resulting in higher costs and reduced profit from lost sales, partially offset by higher product pricing and lower operating costs. Gross margin as a percentage of sales increased to 10% during the three months ended June 30, 2026 from 8% during the three months ended June 30, 2025.
Selling and administrative expenses for the three months ended June 30, 2026 were $102.7 million, an increase of $7.5 million from the prior year period. The increase was primarily due to an unfavorable foreign currency impact of $5.6 million and higher legal and legal-related settlement expenses of $2.1 million, partially offset by lower stock-based compensation costs of $3.0 million, which includes mark-to-market adjustments. Selling and administrative expenses as a percentage of sales was 6% and 5% for the three months ended June 30, 2026 and 2025, respectively.
Restructuring charges for the three months ended June 30, 2026 and 2025 were $10.5 million and $7.4 million, respectively. Restructuring charges include facility exit costs, lease and other contract termination costs, employee severance and related benefits costs, and the write off of equipment and facilities.
Acquisition-related costs for the three months ended June 30, 2026 of $10.6 million included costs associated with advisory, legal, accounting, and other professional fees associated with Olin’s pending merger with Huntsman.
Losses of non-consolidated affiliates relate to Olin’s equity share of the Hidrogenii, LLC joint venture.

Non-operating pension income includes all components of pension and other postretirement net periodic benefit (income) cost, other than service costs. Non-operating pension income was lower for the three months ended June 30, 2026 compared to the prior year period primarily due to higher actuarial losses recognized to income.
The Company’s effective tax rate fluctuates from period to period based on several factors, including the geographic mix of earnings, the level of income or loss relative to available tax attributes, the recognition of valuation allowances in certain jurisdictions, and discrete tax items. For the three months ended June 30, 2026, the Company recorded income before income taxes of $3.8 million and an associated income tax provision of $17.1 million, resulting in an effective tax rate of 450.0%. The income tax provision for the three months ended June 30, 2026 was primarily attributable to the income before income taxes for the period, an expense from prior year tax positions and the impact from a lower estimated annual effective tax rate compared with the prior quarter. For the three months ended June 30, 2025, the Company recorded a loss before income taxes of $(6.8) million and an associated income tax benefit of $(4.0) million, resulting in an effective tax rate of 58.8%. The income tax benefit for the three months ended June 30, 2025 was primarily attributable to a loss before taxes for the period, a release of valuation allowances on domestic state net operating losses and Inflation Reduction Act (IRA) investment tax credits recognized during the period.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Sales for the six months ended June 30, 2026 were $3,324.9 million compared to $3,402.5 million in the same period last year, a decrease of $77.6 million, or 2%. Chlor Alkali Products and Vinyls sales decreased by $327.6 million primarily due to lower pricing and volumes. Epoxy sales increased by $114.8 million, primarily due to higher volumes and pricing. Winchester sales increased by $135.2 million, primarily due to increased military project revenue and higher ammunition sales to military and commercial customers.
Gross margin decreased $40.8 million for the six months ended June 30, 2026 compared to the prior year period. Chlor Alkali Products and Vinyls gross margin decreased $107.4 million, primarily due to lower product pricing and volumes, operating issues with the VCM plant at the Freeport, TX facility resulting in higher costs and reduced profit from lost sales and higher raw material costs, partially offset by lower operating costs. Epoxy gross margin increased $65.5 million, primarily due to lower operating costs and higher sales volumes. Winchester gross margin increased $2.7 million, primarily due to higher pricing and sales volumes, partially offset by higher raw material and operating costs. Gross margin as a percentage of sales decreased to 7% during the six months ended June 30, 2026 from 8% during the six months ended June 30, 2025.
Selling and administrative expenses for the six months ended June 30, 2026 were $247.7 million, an increase of $51.5 million from the prior year period. The increase was primarily due to higher legal and legal-related settlement expenses of $39.3 million, which includes a first quarter 2026 charge of $36.1 million associated with legacy litigation matters, an unfavorable foreign currency impact of $9.4 million and higher stock-based compensation costs of $7.0 million, which includes mark-to-market adjustments. Selling and administrative expenses as a percentage of sales was 7% and 6% for the six months ended June 30, 2026 and 2025, respectively.
Restructuring charges for the six months ended June 30, 2026 and 2025 were $19.6 million and $11.4 million, respectively. Restructuring charges include facility exit costs, lease and other contract termination costs, employee severance and related benefits costs, and the write off of equipment and facilities.
Acquisition-related costs for the six months ended June 30, 2026 of $10.6 million included costs associated with advisory, legal, accounting, and other professional fees associated with Olin’s pending merger with Huntsman.
Losses of non-consolidated affiliates relate to Olin’s equity share of the Hidrogenii, LLC joint venture.
Interest expense, net for the six months ended June 30, 2026 and 2025 included $0.2 million and $3.3 million, respectively, for the write-off of unamortized deferred debt issuance costs associated with financing transactions. Without these items, interest expense, net, for the six months ended June 30, 2026 decreased $3.4 million from June 30, 2025, primarily due to lower average interest rates.
Non-operating pension income includes all components of pension and other postretirement net periodic benefit (income) cost, other than service costs. Non-operating pension income was lower for the six months ended June 30, 2026 compared to the prior year period primarily due to higher actuarial losses recognized to income.
The Company’s effective tax rate fluctuates from period to period based on several factors, including the geographic mix of earnings, the level of income or loss relative to available tax attributes, the recognition of valuation allowances in certain jurisdictions, and discrete tax items. For the six months ended June 30, 2026, the Company recorded a loss before income taxes of $(114.5) million and an associated income tax benefit of $(18.2) million, resulting in an effective tax rate of 15.9%. The income tax benefit for the six months ended June 30, 2026 was primarily attributable to the loss before income taxes for the period and IRA production tax credits recognized during the period, partially offset by an expense from prior year tax positions.

For the six months ended June 30, 2025, the Company recorded a loss before income taxes of $(4.7) million and an associated income tax benefit of $(3.1) million, resulting in an effective tax rate of 66.0%. The income tax benefit for the six months ended June 30, 2025 was primarily attributable to a loss before taxes for the period, an income tax benefit associated with a release of valuation allowances on domestic state net operating losses and IRA investment tax credits recognized during the period.
SEGMENT RESULTS
We define segment results as income (loss) before interest expense, net, other operating income (expense), non-operating pension income, other income and income taxes, and includes the results of non-consolidated affiliates in segment results consistent with management’s monitoring of the operating segments. We have three operating segments: Chlor Alkali Products and Vinyls, Epoxy and Winchester. The three operating segments reflect the organization used by our management for purposes of allocating resources and assessing performance and represents our reportable segments. Chlorine and caustic soda used in our Epoxy segment is transferred at cost from the Chlor Alkali Products and Vinyls segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Segment Detail	($ in millions)
Sales
Chlor Alkali Products and Vinyls	$819.5	$979.5	$1,576.4	$1,904.0
Epoxy	422.1	331.2	777.7	662.9
Winchester	500.3	447.6	970.8	835.6
Total sales	$1,741.9	$1,758.3	$3,324.9	$3,402.5
Income (loss) before taxes
Chlor Alkali Products and Vinyls	$53.4	$64.9	$8.9	$143.2
Epoxy	16.0	(23.7)	13.1	(52.1)
Winchester	28.1	25.0	43.3	47.8
Corporate/other:
Environmental expense	(5.7)	(4.8)	(10.9)	(9.8)
Other corporate and unallocated costs	(25.3)	(19.9)	(58.5)	(39.9)
Restructuring charges	(10.5)	(7.4)	(19.6)	(11.4)
Acquisition-related costs	(10.6)	—	(10.6)	—
Other operating income (expense)	0.1	(0.2)	0.1	(0.2)
Interest expense, net	(44.3)	(45.6)	(86.4)	(92.9)
Non-operating pension income	2.6	4.9	6.1	10.6
Income (loss) before taxes	$3.8	$(6.8)	$(114.5)	$(4.7)
Chlor Alkali Products and Vinyls
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Chlor Alkali Products and Vinyls sales for the three months ended June 30, 2026 were $819.5 million compared to $979.5 million for the same period in 2025, a decrease of $160.0 million, or 16%. The sales decrease was due to lower sales volumes, primarily as a result of lower trading volumes associated with Blue Water Alliance, partially offset by higher pricing.
Chlor Alkali Products and Vinyls segment income was $53.4 million for the three months ended June 30, 2026 compared to segment income of $64.9 million for the same period in 2025, a decrease of $11.5 million. The decrease in segment income was primarily due to operating issues with the VCM plant at the Freeport, TX facility resulting in higher costs and reduced profit from lost sales ($40.1 million), and lower volumes ($3.8 million). These decreases were partially offset by lower operating costs ($15.9 million), higher pricing ($13.5 million), lower product purchases from other parties ($2.4 million) and lower raw material costs ($0.6 million). Chlor Alkali Products and Vinyls segment results included depreciation and amortization expense of $98.1 million and $106.3 million for the three months ended June 30, 2026 and 2025, respectively.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Chlor Alkali Products and Vinyls sales for the six months ended June 30, 2026 were $1,576.4 million compared to $1,904.0 million for the same period in 2025, a decrease of $327.6 million, or 17%. The sales decrease was due to lower sales volumes, primarily as a result of lower trading volumes associated with Blue Water Alliance, and lower pricing.
Chlor Alkali Products and Vinyls segment income was $8.9 million for the six months ended June 30, 2026 compared to segment income of $143.2 million for the same period in 2025, a decrease of $134.3 million. The decrease in segment income was due to lower pricing ($50.0 million), lower volumes ($47.8 million), operating issues with the VCM plant at the Freeport, TX facility resulting in higher costs and reduced profit from lost sales ($40.1 million), a charge associated with legacy litigation matters ($36.1 million) and higher raw material costs ($29.0 million), primarily natural gas and electrical power costs. These decreases were partially offset by lower operating costs ($59.4 million) and lower costs associated with product purchased from other parties ($9.3 million). Chlor Alkali Products and Vinyls segment results included depreciation and amortization expense of $191.3 million and $213.5 million for the six months ended June 30, 2026 and 2025, respectively.
Epoxy
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Epoxy sales for the three months ended June 30, 2026 were $422.1 million compared to $331.2 million for the same period in 2025, an increase of $90.9 million, or 27%. The sales increase was due to higher volumes ($50.3 million), higher product pricing ($33.3 million) and a favorable effect of foreign currency translation ($7.3 million).
Epoxy segment income was $16.0 million for the three months ended June 30, 2026 compared to segment loss of $(23.7) million for the same period in 2025. The increase in segment results of $39.7 million was due to higher product pricing ($33.3 million), lower operating costs ($14.8 million) and higher volumes ($6.1 million), partially offset by higher raw material costs ($14.5 million), primarily benzene and propylene. A significant percentage of our Euro denominated sales are from products manufactured within Europe. As a result, the impact of foreign currency translation on revenue is primarily offset by the impact of foreign currency translation on raw materials and manufacturing costs also denominated in Euros. Epoxy segment results included depreciation and amortization expense of $11.7 million and $13.1 million for the three months ended June 30, 2026 and 2025, respectively.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Epoxy sales for the six months ended June 30, 2026 were $777.7 million compared to $662.9 million for the same period in 2025, an increase of $114.8 million, or 17%. The sales increase was due to higher volumes ($83.2 million), a favorable effect of foreign currency translation ($22.8 million) and higher product pricing ($8.8 million).
Epoxy segment income was $13.1 million for the six months ended June 30, 2026 compared to segment loss of $(52.1) million for the same period in 2025. The increase in segment results of $65.2 million was due to lower operating costs ($39.5 million), higher volumes ($11.7 million), higher product pricing ($8.8 million) and lower raw material costs ($5.2 million), primarily benzene and propylene. A significant percentage of our Euro denominated sales are from products manufactured within Europe. As a result, the impact of foreign currency translation on revenue is primarily offset by the impact of foreign currency translation on raw materials and manufacturing costs also denominated in Euros. Epoxy segment results included depreciation and amortization expense of $23.6 million and $25.9 million for the six months ended June 30, 2026 and 2025, respectively.
Winchester
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Winchester sales were $500.3 million for the three months ended June 30, 2026 compared to $447.6 million for the same period in 2025, an increase of $52.7 million, or 12%. The sales increase was due to higher sales to commercial customers ($22.7 million), higher sales to military customers and military project revenue ($27.0 million) and higher sales to law enforcement agencies ($3.0 million).
Winchester segment income was $28.1 million for the three months ended June 30, 2026 compared to $25.0 million for the same period in 2025, an increase of $3.1 million. The increase in segment results was primarily due to higher product pricing ($18.6 million) and higher sales volume and military project revenue ($9.2 million), partially offset by higher raw material and operating costs ($24.7 million), including commodity metal and propellant costs. Winchester segment income included depreciation and amortization expense of $8.8 million and $7.9 million for the three months ended June 30, 2026 and 2025, respectively.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Winchester sales were $970.8 million for the six months ended June 30, 2026 compared to $835.6 million for the same period in 2025, an increase of $135.2 million, or 16%. The sales increase was due to higher sales to military customers and military project revenue ($101.4 million) and higher sales to commercial customers ($35.6 million), partially offset by lower sales to law enforcement agencies ($1.8 million).
Winchester segment income was $43.3 million for the six months ended June 30, 2026 compared to $47.8 million for the same period in 2025, a decrease of $4.5 million. The decrease in segment results was primarily due to higher raw material and operating costs ($38.9 million), including commodity metal and propellant costs, partially offset by higher product pricing ($23.7 million) and higher sales volume and military project revenue ($10.7 million). Winchester segment income included depreciation and amortization expense of $17.7 million and $17.4 million for the six months ended June 30, 2026 and 2025, respectively.
Corporate/Other
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
For the three months ended June 30, 2026, charges to income for environmental investigatory and remedial activities were $5.7 million compared to $4.8 million for the three months ended June 30, 2025. These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.
For the three months ended June 30, 2026, other corporate and unallocated costs were $25.3 million compared to $19.9 million for the three months ended June 30, 2025, an increase of $5.4 million. The increase was primarily due to an unfavorable foreign currency impact ($5.6 million), partially offset by lower stock-based compensation costs ($3.0 million), which includes mark-to-market adjustments.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
For the six months ended June 30, 2026, charges to income for environmental investigatory and remedial activities were $10.9 million compared to $9.8 million for the six months ended June 30, 2025. These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites.
For the six months ended June 30, 2026, other corporate and unallocated costs were $58.5 million compared to $39.9 million for the six months ended June 30, 2025, an increase of $18.6 million. The increase was primarily due to an unfavorable foreign currency impact ($9.4 million) and higher stock-based compensation costs ($7.0 million), which includes mark-to-market adjustments.
Restructurings
Pretax restructuring charges related to our restructuring and optimization efforts include facility exit costs, lease and other contract termination costs, employee severance and related benefits costs and the write-off of equipment and facilities.
Pretax restructuring charges for the three and six months ended June 30, 2026 and 2025, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restructuring Charges	($ in millions)
Restructuring charges	$10.5	$7.4	$19.6	$11.4
We have included additional information with respect to our restructuring charges within Item 1, within Note 4, “Restructuring Charges” of our notes to condensed financial statements.
OUTLOOK
In the second quarter 2026, we saw sequential improvement across all our business segments despite significant global volatility. We expect third quarter 2026 operating results from our Chemical businesses to be comparable to the second quarter 2026, as ongoing operating issues at our VCM facility in Freeport, TX and weaker EDC pricing are offset by seasonally stronger caustic soda demand. In the third quarter 2026, we expect our Winchester business to experience seasonally improved commercial demand. Overall, we expect Olin’s third quarter 2026 operating results to be comparable to or slightly lower than our second quarter 2026 levels.
Other corporate and unallocated costs in 2026 are expected to be higher than the $85.7 million in 2025.
In 2026, we expect to incur approximately $35 million to $40 million in acquisition-related costs associated with our anticipated merger with Huntsman.

During 2026, we anticipate environmental expenses in the $25 million to $30 million range, compared to $24.5 million in 2025.
We expect non-operating pension income in 2026 to be lower than the $20.6 million in 2025. Based on our plan assumptions and estimates, we do not expect to make any cash contributions to our domestic qualified defined benefit pension plan in 2026. We have several international qualified defined benefit pension plans for which we anticipate cash contributions of less than $5 million in 2026.
During 2026, we expect to pay approximately $195 million to Shintech associated with the litigation matter discussed within Note 18 “Commitments and Contingencies,” of the notes to condensed financial statements, and previously recorded accruals for a VCM pricing dispute with Shintech.
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
ENVIRONMENTAL MATTERS
Environmental provisions charged to income, which are included in cost of goods sold, were $5.7 million and $4.8 million for the three months ended June 30, 2026 and 2025, respectively, and $10.9 million and $9.8 million for the six months ended June 30, 2026 and 2025, respectively.
The following table summarizes the environmental liability activity:

	Six Months Ended June 30,
	2026	2025
Environmental Liabilities	($ in millions)
Balance at beginning of year	$156.3	$156.5
Charges to income	10.9	9.8
Remedial and investigatory spending	(8.7)	(11.1)
Balance at end of period	$158.5	$155.2
Environmental investigatory and remediation activities spending was associated with former waste disposal sites and past manufacturing operations. Spending in 2026 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be approximately $30 million. Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we expect to incur to protect our interests against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $11.4 million at June 30, 2026. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and operation, maintenance and monitoring (OM&M) expenses that, in our experience, we expect to incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M. Charges to income for investigatory and remedial efforts may be material to our operating results in 2026.

The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites as follows:

		June 30, 2026	December 31, 2025	June 30, 2025
Environmental Reserve	Balance Sheet Location	($ in millions)
Current reserve	Accrued Liabilities	$30.0	$30.0	$30.0
Long-term reserve	Other noncurrent liabilities	128.5	126.3	125.2
Total reserve		$158.5	$156.3	$155.2
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
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Data

	Six Months Ended June 30,
	2026	2025
Cash Provided by (Used for)	($ in millions)
Net operating activities	$(40.7)	$126.3
Capital expenditures	(72.7)	(92.4)
Business acquired in purchase transaction, net of cash acquired	—	(55.8)
Net investing activities	(75.6)	(152.3)
Long-term debt borrowings, net	202.3	159.8
Common stock repurchased and retired	—	(30.3)
Dividends paid	(45.6)	(46.0)
Distributions to noncontrolling interests	(31.3)	—
Net financing activities	126.3	73.4
Operating Activities
For the six months ended June 30, 2026, net cash provided by operating activities decreased $167.0 million compared with the six months ended June 30, 2025. The decrease was primarily due to lower operating results and a larger use of cash for working capital compared to the prior year period. For the six months ended June 30, 2026, working capital increased $183.0 million compared to an increase of $112.4 million for the six months ended June 30, 2025. Receivables increased $149.0 million, primarily due to the timing of sales during the second quarter 2026 compared to the fourth quarter 2025. Inventories increased by $65.9 million, which reflects normal seasonal growth. Accounts payable and accrued liabilities increased $42.5 million from December 31, 2025, which includes a decrease of approximately $93 million of previously accrued reserves for payments associated with a litigation matter discussed within Note 18 “Commitments and Contingencies,” of the notes to condensed financial statements.

Investing Activities
Capital spending was $72.7 million for the six months ended June 30, 2026, compared to $92.4 million for the comparable period in 2025. For the full year 2026, we expect our capital spending to be in the $200 million range. Our capital spending forecast represents normal capital spending to maintain our current operating facilities. We expect 2026 depreciation and amortization expense to be in the $475 million range.
On April 18, 2025, Olin acquired AMMO, Inc.’s small caliber ammunition manufacturing assets for total consideration of $55.8 million. The acquisition was financed with cash on hand.
Financing Activities
During the six months ended June 30, 2026 and 2025, activity of our outstanding debt was as follows:

	Six Months Ended June 30,
	2026	2025
Long-term Debt Borrowings (Repayments)	($ in millions)
Borrowings
Term Loan Facilities	$—	$650.0
Revolving Credit Facilities	361.6	510.0
2024 Receivables Financing Agreement	215.0	570.0
6.625% senior notes, due 2033 (2033 Notes)	—	600.0
Total borrowings	576.6	2,330.0
Repayments
Term Loan Facilities	(109.7)	(336.6)
Revolving Credit Facilities	(151.6)	(645.0)
2024 Receivables Financing Agreement	(113.0)	(580.0)
9.50% senior notes, due 2025 (2025 Notes)	—	(108.6)
5.125% senior notes, due 2027 (2027 Notes)	—	(500.0)
Total repayments	(374.3)	(2,170.2)
Long-term debt borrowings, net	$202.3	$159.8
For the six months ended June 30, 2026, we paid debt issuance costs of $2.1 million associated with the Senior Secured Credit Facility. For the six months ended June 30, 2025, we paid debt issuance costs of $12.0 million associated with the 2033 Notes and the 2025 Senior Credit Facility (defined below).
For the six months ended June 30, 2025, 1.2 million shares of common stock were repurchased and retired at a total value of $30.3 million.
In connection with the continued cessation of our BWA joint venture, during the first quarter 2026, we paid a cash distribution of $31.3 million to Mitsui for the liquidation of BWA working capital.
We issued 0.2 million and less than 0.1 million shares representing stock options exercised for the six months ended June 30, 2026 and 2025, respectively, with a total value of $3.0 million and $1.9 million, respectively.
The percentage of total debt to total capitalization increased to 63.9% as of June 30, 2026 from 60.2% as of December 31, 2025, as a result of lower shareholders’ equity, primarily due to our operating results, dividends paid, and a distribution to our non-controlling interest and a higher level of debt outstanding.
In the first and second quarters of 2026 and 2025, we paid a quarterly dividend of $0.20 per share. Dividends paid for the six months ended June 30, 2026 and 2025, were $45.6 million and $46.0 million, respectively.
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
On February 19, 2026, we executed an amendment to the 2025 Senior Credit Facility (Senior Secured Credit Facility) which, among other things, modified the financial covenants to be less restrictive and incorporated guarantees and collateral by certain of our domestic subsidiaries. The Senior Secured Credit Facility maintained the 2025 Term Loan Facility, as amended (Secured Term Loan Facility, and collectively with the 2025 Term Loan Facility and the 2022 Term Loan Facility, the Term Loan Facilities), and the 2025 Revolving Credit Facility, as amended (Senior Secured Revolving Credit Facility, and collectively with the 2025 Revolving Credit Facility and 2022 Revolving Credit Facility, the Revolving Credit Facilities). The amendment required all remaining principal amortization payments under the Secured Term Loan Facility to be satisfied. Borrowings under the Senior Secured Revolving Credit Facility were used to satisfy the $109.7 million remaining principal amortization payments under the Secured Term Loan Facility. The maturity date for the Senior Secured Credit Facility remains March 14, 2030. At June 30, 2026, we had $210.0 million of borrowings and $0.4 million of letters of credit issued under our Senior Secured Revolving Credit Facility and $989.6 million of undrawn commitments.
The obligations under the Senior Secured Credit Facility are guaranteed by certain of our domestic subsidiaries. The obligations under the Senior Secured Credit Facility are also secured by liens on substantially all of Olin’s and the subsidiary guarantors’ personal property (Collateral), other than certain principal properties and capital stock of subsidiaries, and subject to certain other exceptions. Substantially all guarantees under the Senior Secured Credit Facility and liens on Collateral will be released automatically upon notice by Olin, or after September 30, 2027, at which time all covenant reliefs expire.
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
As of June 30, 2026, no event of default had occurred under any of our outstanding debt agreements that would permit the acceleration of the debt if not cured, and we were in compliance with all covenants and restrictions under all our outstanding debt agreements. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As a result of our restrictive covenant related to the net leverage ratio, the maximum additional borrowings available to us could be limited in the future. The limitation, if an amendment or waiver from our lenders is not obtained, could restrict our ability to borrow the maximum amounts available under the Senior Secured Revolving Credit Facility and the 2024 Receivables Financing Agreement (defined below). As of June 30, 2026, there were no covenants or other restrictions that limited our ability to borrow.

We maintain a $500.0 million receivables financing agreement (2024 Receivables Financing Agreement) that is scheduled to mature on November 19, 2027. Under the 2024 Receivables Financing Agreement, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the 2024 Receivables Financing Agreement incorporates the net leverage ratio covenant that is contained in the Senior Secured Credit Facility. As of June 30, 2026, we had $442.0 million drawn under the 2024 Receivables Financing Agreement, $640.8 million of our trade receivables were pledged as collateral and we had $50.6 million of additional borrowing capacity, which was limited by our borrowing base.
At June 30, 2026, we had total letters of credit of $161.2 million outstanding, of which $0.4 million were issued under our Senior Secured Revolving Credit Facility. The letters of credit were used to support certain long-term debt obligations, workers compensation insurance policies, plant closure and post-closure obligations, international payment obligations and international pension funding requirements.
Our current debt structure is used to fund our business operations. As of June 30, 2026, we had long-term borrowings, including the current installment, of $3,029.1 million, of which $1,263.1 million were at variable rates. Included within long-term borrowings on the condensed balance sheets were deferred debt issuance costs of $18.6 million as of June 30, 2026.
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
As of June 30, 2026, a cumulative total of 27.4 million shares of common stock have been repurchased and retired at a total value of $1,351.1 million under the 2022 Repurchase Authorization program, and $1,948.9 million of common stock remained authorized to be repurchased under the 2022 Repurchase Authorization and 2024 Repurchase Authorization programs.
We have registered the sale of an undetermined number of securities with the SEC, so that, from time-to-time, we may issue, offer and sell debt securities, preferred stock, common stock and/or warrants to purchase any such securities pursuant to a registration statement.
Credit Ratings
We receive ratings from three independent credit rating agencies: Fitch Ratings (Fitch), Moody’s Investor Service (Moody's) and Standard & Poor's (S&P). The following table summarizes our credit ratings as of June 30, 2026:

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
Energy costs, including electricity and natural gas, and certain raw materials used in our production processes are subject to price volatility. Depending on market conditions, we may enter into futures contracts, forward contracts, commodity swaps and put and call option contracts in order to reduce the impact of commodity price fluctuations. As of June 30, 2026, we maintained open positions on commodity contracts with a notional value totaling $216.6 million ($218.6 million at December 31, 2025, and $170.0 million at June 30, 2025). Assuming a hypothetical 10% increase in commodity prices which are currently hedged, as of June 30, 2026, we would experience a $21.7 million ($21.9 million at December 31, 2025 and $17.0 million at June 30, 2025) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.
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
We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Our current debt structure is used to fund business operations, and commitments from banks under our Senior Secured Revolving Credit Facility and our 2024 Receivables Financing Agreement are additional sources of liquidity. As of June 30, 2026, December 31, 2025 and June 30, 2025, we had long-term borrowings, including current installments, of $3,029.1 million, $2,827.3 million and $2,996.7 million, respectively, of which $1,263.1 million, $1,060.8 million and $1,231.8 million at June 30, 2026, December 31, 2025 and June 30, 2025, respectively, were issued at variable rates. Included within long-term borrowings on the condensed balance sheets were deferred debt issuance costs.
Assuming no changes in the $1,263.1 million of variable-rate debt levels from June 30, 2026, we estimate that a hypothetical change of 100-basis points in the secured overnight financing rate (SOFR) would impact annual interest expense by $12.6 million.
If the actual changes in commodities, foreign currency, or interest pricing is substantially different than expected, the net impact of commodity risk, foreign currency risk, or interest rate risk on our cash flow may be materially different than that disclosed above.
We do not enter into any derivative financial instruments for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES
Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q includes forward-looking statements. These statements relate to analyses and other information that are based on management’s beliefs, certain assumptions made by management, forecasts of future results, and current expectations, estimates and projections about the markets and economy in which we and our various segments operate. These statements may include statements regarding the proposed merger with Huntsman Corporation (Huntsman), the expected timetable for completing the merger, benefits and synergies of the merger, and future opportunities for the combined company following the transaction. The statements contained in this quarterly report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties.
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
Risks Relating to the Proposed Merger with Huntsman
•factors relating to the satisfaction of the conditions to, and timely completion of, the proposed merger with Huntsman, including required shareholder and regulatory approvals;
•the possibility that the proposed merger may not be completed on the anticipated terms, timing, or at all, including the possibility of circumstances that would require us to pay a termination fee or reimburse certain expenses;
•the possibility that the expected strategic benefits, cost savings, operational efficiencies and synergies of the proposed merger may not be realized or may take longer to realize than expected;
•the effect of the proposed merger on relationships with employees, customers, suppliers and other business partners and adverse effects on our ability to attract, retain and motivate key personnel, maintain commercial relationships and execute our business strategy;
•the diversion of management attention from day-to-day operations and other strategic opportunities;
•transaction, advisory, legal, accounting, consulting, regulatory, retention, integration planning costs and other costs associated with the proposed merger;
•the Merger Agreement contains customary covenants that restrict our ability to undertake certain actions without Huntsman’s consent prior to closing, which may limit operational flexibility and the ability to pursue certain business opportunities during the pendency of the transaction; and
•the risk of litigation, regulatory proceedings relating to the proposed merger, or the imposition of conditions, limitations, divestiture requirements or other remedies by governmental authorities.
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
On April 9, 2026, the State of Texas commenced a lawsuit against Blue Cube in the District Court of Travis County, Texas. The petition alleges various emissions events at Blue Cube’s Freeport, TX facility and alleges instances of non-compliance with the Texas Clean Air Act and Texas Commission on Environmental Quality rules and permits. The relief sought in the complaint includes a request for civil penalties, reasonable attorney’s fees and costs, and injunctive relief. Blue Cube is evaluating the allegations and intends to defend the matter. At this time, we are unable to predict the ultimate outcome of this matter.
ITEM 1A. RISK FACTORS
On June 15, 2026, Olin entered into a definitive agreement with Huntsman Corporation (Huntsman) to combine in an all-stock merger of equals transaction (the Merger Agreement) to form a combined company, OlinHuntsman Corporation. For additional information regarding the merger, please see our Current Report on Form 8-K filed on June 16, 2026 and our Registration Statement on Form S-4/A filed on July 10, 2026 (the Registration Statement) and declared effective by the SEC on July 13, 2026. In addition to the risks we identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, we have identified the following risks related to the pending merger:
The merger may not be completed on the currently anticipated timeline, or at all, and the Merger Agreement may be terminated in accordance with its terms.
Completion of the merger remains subject to the satisfaction or waiver of customary closing conditions, including approval by Olin shareholders and Huntsman stockholders, receipt of required regulatory approvals and the satisfaction of other conditions specified in the Merger Agreement.
There can be no assurance that all required conditions will be satisfied (or waived) on a timely basis or at all, or that the merger will be completed on the currently anticipated timeline. Delays in obtaining regulatory approvals, litigation relating to the transaction, the imposition of conditions, limitations, divestiture requirements or other remedies by governmental authorities, or the failure to satisfy other closing conditions could delay or prevent completion of the merger. In addition, the Merger Agreement may be terminated under specified circumstances, and Olin could be required to pay a termination fee of $121 million or reimburse certain expenses of Huntsman in an amount up to $30 million.
If the merger is delayed or not completed, Olin may not realize the anticipated strategic, operational and financial benefits of the transaction, including expected synergies and other efficiencies, and Olin’s business, financial condition, results of operations and cash flows could be adversely affected.
The pending merger may adversely affect Olin’s business, operations and financial results, and the anticipated benefits of the merger may not be realized.
The announcement and pendency of the merger may create uncertainty among employees, customers, suppliers and other business partners and may adversely affect Olin’s ability to attract, retain and motivate key personnel, maintain commercial relationships and execute its business strategy. In addition, management is required to devote significant time and resources to merger-related matters, including regulatory approval efforts and integration planning activities, which may divert attention from day-to-day operations and other strategic opportunities.
Olin has incurred and expects to continue to incur significant transaction, advisory, legal, accounting, consulting, regulatory, retention and integration planning costs, many of which will be incurred regardless of whether the merger is completed. Actual costs may exceed current estimates, and additional unanticipated costs may arise.
Further, the Merger Agreement contains customary covenants that restrict Olin’s ability to undertake certain actions without Huntsman’s consent prior to closing, which may limit operational flexibility and the ability to pursue certain business opportunities during the pendency of the transaction.
Even if the merger is completed, there can be no assurance that the anticipated strategic benefits, operational efficiencies, cost savings and other synergies expected from the transaction will be realized within the anticipated timeframe or at all. If the merger is delayed, not completed or the anticipated benefits of the transaction are not realized, Olin’s business, financial condition, results of operations and cash flows could be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)    Not Applicable.
(b)    Not Applicable.
(c)    Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
April 1-30, 2026	—	$—	—	$1,948,897,034
May 1-31, 2026	—	$—	—	1,948,897,034
June 1-30, 2026	—	$—	—	1,948,897,034
Total				$1,948,897,034
(1)On December 11, 2024, our Board of Directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $1.3 billion (the 2024 Repurchase Authorization). This program will terminate upon the purchase of $1.3 billion of common stock. On July 28, 2022, our Board of Directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $2.0 billion (2022 Repurchase Authorization). This program will terminate upon the purchase of $2.0 billion of common stock. As of June 30, 2026, a cumulative total of 27.4 million shares of common stock have been repurchased and retired at a total value of $1,351.1 million under the 2022 Repurchase Authorization program, and $648.9 million of common stock remained authorized to be repurchased under the 2022 Repurchase Authorization program. As of June 30, 2026, there have been no repurchases under the 2024 Repurchase Authorization program and $1.3 billion remained available.
(2)Average price paid per share includes transaction costs including commissions and fees paid to acquire the shares and excludes costs accrued associated with 1% excise tax on the fair market value of stock repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
(a)    Not Applicable.
(b)    Not Applicable.
(c)    During the three months ended June 30, 2026, no director or officer of Olin adopted, terminated or modified a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit	Exhibit Description
2.1
Agreement and Plan of Merger, dated as of June 15, 2026, by and among Olin Corporation, Huntsman Corporation, Olympus Merger Sub, Inc. and Hook Merger Sub LLC—Exhibit 2.1 to Olin’s Form 8-K filed June 16, 2026**

3.1	Bylaws of Olin Corporation as amended effective April 30, 2026—Exhibit 3.1 to Olin’s Form 8-K filed April 30, 2026*
10.1	Olin Corporation 2026 Long Term Incentive Plan—Exhibit 10.1 to Olin's Form 8-K filed April 30, 2026*
10.2	Form of Directors Stock Grant Notice and Award Agreement—Exhibit 10.2 to Olin’s Form 8-K filed April 30, 2026*
10.3	Form of Restricted Stock Unit Grant Notice and Award Agreement—Exhibit 10.3 to Olin’s Form 8-K filed April 30, 2026*
10.4	Form of Performance Share Unit Grant Notice and Award Agreement—Exhibit 10.4 to Olin’s Form 8-K filed April 30, 2026*
10.5	Form of Non-Qualified Stock Option Grant Notice and Award Agreement—Exhibit 10.5 to Olin’s Form 8-K filed April 30, 2026*
31.1	Section 302 Certification Statement of Chief Executive Officer
31.2	Section 302 Certification Statement of Chief Financial Officer
32	Section 906 Certification Statement of Chief Executive Officer and Chief Financial Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded in the Exhibit 101 Interactive Data Files)
* Previously filed as indicated and incorporated herein by reference. Exhibits incorporated by reference are located in SEC file No. 1-1070 unless otherwise indicated.
**The schedules to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Olin agrees to furnish a supplemental copy of such schedules to the Securities and Exchange Commission upon its request.
† Indicated management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLIN CORPORATION
(Registrant)

By:	/s/ Todd A. Slater
Senior Vice President and Chief Financial Officer (Authorized Officer)

Date: July 31, 2026