Form 10-Q
period 2026-09-30
OLIN Corp
filed 2026-10-30
CIK 74303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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

As of September 30, 2026, 114,005,726 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Balance Sheets
($ in millions, except per share data)
(Unaudited)

	September 30, 2026	December 31, 2025	September 30, 2025
Assets
Current assets:
Cash and cash equivalents	$214.8	$167.6	$140.3
Receivables, net	973.4	844.5	1,000.2
Income taxes receivable	50.5	66.6	77.7
Inventories, net	862.2	784.5	966.9
Other current assets	97.9	107.9	79.7
Total current assets	2,198.8	1,971.1	2,264.8
Property, plant and equipment (less accumulated depreciation of $5,643.6, $5,508.7 and $5,487.7)	2,053.2	2,196.9	2,205.1
Operating lease assets, net	375.5	298.6	298.3
Deferred income taxes	45.7	47.2	53.0
Other assets	1,158.5	1,210.0	1,170.4
Intangible assets, net	146.4	174.4	183.4
Goodwill	1,427.6	1,427.6	1,425.9
Total assets	$7,405.7	$7,325.8	$7,600.9
Liabilities and Shareholders’ Equity
Current liabilities:
Current installments of long-term debt	$—	$109.7	$19.2
Accounts payable	889.8	806.1	845.7
Income taxes payable	11.9	23.9	18.9
Current operating lease liabilities	72.7	59.7	60.6
Accrued liabilities	537.4	630.1	507.9
Total current liabilities	1,511.8	1,629.5	1,452.3
Long-term debt	3,013.1	2,717.6	2,974.2
Operating lease liabilities	315.1	252.5	250.2
Accrued pension liability	196.5	200.9	228.5
Deferred income taxes	313.6	317.6	369.8
Other liabilities	336.5	337.1	332.2
Total liabilities	5,686.6	5,455.2	5,607.2
Commitments and contingencies
Shareholders’ equity:
Common stock, $1.00 par value per share: authorized, 240.0 shares; issued and outstanding, 114.0, 113.6 and 114.1 shares	114.0	113.6	114.1
Additional paid-in capital	17.6	—	—
Accumulated other comprehensive loss	(402.5)	(414.5)	(462.2)
Retained earnings	1,989.6	2,139.8	2,310.3
Olin Corporation’s shareholders’ equity	1,718.7	1,838.9	1,962.2
Noncontrolling interests	0.4	31.7	31.5
Total equity	1,719.1	1,870.6	1,993.7
Total liabilities and equity	$7,405.7	$7,325.8	$7,600.9
The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Operations
($ in millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales	$1,747.7	$1,713.2	$5,072.6	$5,115.7
Operating expenses:
Cost of goods sold	1,575.0	1,529.8	4,653.9	4,645.5
Selling and administrative	98.4	98.1	346.1	294.3
Restructuring charges	1.7	2.9	21.3	14.3
Acquisition-related costs	13.7	—	24.3	—
Other operating income	0.3	0.4	0.4	0.2
Operating income	59.2	82.8	27.4	161.8
Losses of non-consolidated affiliates	(0.9)	(1.0)	(3.3)	(2.4)
Interest expense, net	(44.5)	(45.2)	(130.9)	(138.1)
Non-operating pension income	3.3	4.9	9.4	15.5
Income (loss) before taxes	17.1	41.5	(97.4)	36.8
Income tax provision (benefit)	2.7	(2.2)	(15.5)	(5.3)
Net income (loss)	14.4	43.7	(81.9)	42.1
Net income (loss) attributable to noncontrolling interests	—	0.9	—	(0.8)
Net income (loss) attributable to Olin Corporation	$14.4	$42.8	$(81.9)	$42.9

Net income (loss) attributable to Olin Corporation per common share:
Basic	$0.13	$0.37	$(0.72)	$0.37
Diluted	$0.13	$0.37	$(0.72)	$0.37
Weighted-average common shares outstanding:
Basic	114.0	114.4	113.9	114.9
Diluted	115.0	115.1	113.9	115.6
The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Comprehensive Income
($ in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$14.4	$43.7	$(81.9)	$42.1
Other comprehensive income (loss), net of tax:
Foreign currency translation	5.1	(9.6)	7.8	(13.0)
Cash flow hedges	2.2	(2.2)	(3.6)	(2.2)
Pension and postretirement benefits	2.6	1.0	7.8	3.1
Total other comprehensive income (loss), net of tax	9.9	(10.8)	12.0	(12.1)
Comprehensive income (loss)	24.3	32.9	(69.9)	30.0
Comprehensive income (loss) attributable to noncontrolling interests	—	0.9	—	(0.8)
Comprehensive income (loss) attributable to Olin Corporation	$24.3	$32.0	$(69.9)	$30.8
The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Shareholders’ Equity
($ in millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Common Stock
Balance at beginning of period	$114.0	$114.6	$113.6	$115.7
Common stock repurchased and retired	—	(0.5)	—	(1.7)
Common stock issued for:
Stock options exercised	—	—	0.2	—
Other transactions	—	—	0.2	0.1
Balance at end of period	114.0	114.1	114.0	114.1
Additional Paid-In Capital
Balance at beginning of period	11.9	—	—	—
Common stock repurchased and retired	—	(5.9)	—	(17.4)
Common stock issued for:
Stock options exercised	—	0.2	2.8	2.1
Other transactions	0.4	—	7.2	4.4
Stock-based compensation	5.3	5.7	7.6	10.9
Balance at end of period	17.6	—	17.6	—
Accumulated Other Comprehensive Loss
Balance at beginning of period	(412.4)	(451.4)	(414.5)	(450.1)
Other comprehensive income (loss), net of tax	9.9	(10.8)	12.0	(12.1)
Balance at end of period	(402.5)	(462.2)	(402.5)	(462.2)
Retained Earnings
Balance at beginning of period	1,997.9	2,294.0	2,139.8	2,357.5
Net income (loss) attributable to Olin Corporation	14.4	42.8	(81.9)	42.9
Common stock dividends paid	(22.7)	(22.8)	(68.3)	(68.8)
Common stock repurchased and retired	—	(3.7)	—	(21.3)
Balance at end of period	1,989.6	2,310.3	1,989.6	2,310.3
Olin Corporation’s Shareholders’ Equity	1,718.7	1,962.2	1,718.7	1,962.2

Noncontrolling Interests
Balance at beginning of period	0.4	30.6	31.7	32.3
Net income (loss) attributable to noncontrolling interests	—	0.9	—	(0.8)
Distributions to noncontrolling interests	—	—	(31.3)	—
Balance at end of period	0.4	31.5	0.4	31.5
Total Equity	$1,719.1	$1,993.7	$1,719.1	$1,993.7

Dividends declared per share of common stock	$0.20	$0.20	$0.60	$0.60
The accompanying notes to condensed financial statements are an integral part of the condensed financial statements.

OLIN CORPORATION AND CONSOLIDATED SUBSIDIARIES
Condensed Statements of Cash Flows
($ in millions)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net (loss) income	$(81.9)	$42.1
Adjustments to reconcile net (loss) income to net cash and cash equivalents provided by (used for) operating activities:
Depreciation and amortization	353.7	395.9
Losses of non-consolidated affiliates	3.3	2.4
Stock-based compensation	16.8	15.6
Deferred income taxes	(5.6)	(54.1)
Qualified pension plan contributions	(0.9)	(0.6)
Qualified pension plan income	(8.2)	(13.5)
Change in assets and liabilities:
Receivables	(133.4)	(33.1)
Income taxes receivable/payable	3.6	(196.0)
Inventories	(81.0)	(100.1)
Other current assets	14.2	(7.4)
Accounts payable and accrued liabilities	5.6	71.7
Other assets	(9.8)	6.6
Other noncurrent liabilities	(3.9)	25.2
Other operating activities	(2.8)	(1.7)
Net operating activities	69.7	153.0
Investing Activities
Capital expenditures	(106.6)	(163.5)
Business acquired in purchase transaction, net of cash acquired	—	(55.8)
Investments in non-consolidated affiliates	(1.9)	(1.6)
Other investing activities	(1.2)	(4.7)
Net investing activities	(109.7)	(225.6)
Financing Activities
Long-term debt:
Borrowings	689.6	2,485.0
Repayments	(504.3)	(2,329.2)
Common stock repurchased and retired	—	(40.4)
Stock options exercised	3.0	2.1
Dividends paid	(68.3)	(68.8)
Distributions to noncontrolling interests	(31.3)	—
Debt issuance costs	(2.1)	(12.0)
Net financing activities	86.6	36.7
Effect of exchange rate changes on cash and cash equivalents	0.6	0.6
Net increase (decrease) in cash and cash equivalents	47.2	(35.3)
Cash and cash equivalents, beginning of year	167.6	175.6
Cash and cash equivalents, end of period	$214.8	$140.3

Cash paid for interest and income taxes:
Interest, net	$129.4	$137.1
Income taxes, net of refunds	4.6	168.3
Non-cash investing activities:
Decrease (increase) in capital expenditures included in accounts payable and accrued liabilities	(14.7)	29.3
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
NOTE 3. ACQUISITIONS
On April 18, 2025, Olin acquired AMMO, Inc.’s small caliber ammunition manufacturing assets for total consideration of $55.8 million. The acquisition, which includes AMMO Inc.’s brass shellcase capabilities and its 185,000 square foot production facility located in Manitowoc, WI, is included in Olin’s Winchester segment. The acquisition was financed with cash on hand. We recorded the final aggregate excess purchase price over the fair value of identifiable tangible assets acquired and liabilities assumed, which included a final allocation of $4.1 million of goodwill allocated to our Winchester segment. The total assets acquired, including goodwill, and liabilities assumed amounted to $62.2 million and $6.4 million, respectively. The acquisition is not material and therefore supplemental pro forma financial information is not provided.

On June 15, 2026, Olin entered into a definitive agreement (the Merger Agreement) with Huntsman Corporation (Huntsman) to combine in an all-stock merger of equals transaction (the Merger) to form a combined company, OlinHuntsman Corporation.
Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of Huntsman common stock will be converted into the right to receive 0.5476 shares of Olin common stock. Upon completion of the Merger, existing Olin shareholders are expected to own approximately 54.5% of the combined company and existing Huntsman stockholders are expected to own approximately 45.5% of the combined company.
On August 25, 2026, the shareholders of Olin and stockholders of Huntsman each respectively approved the proposals necessary to complete the Merger. Additionally, the waiting period under the U.S. Hart-Scott-Rodino Act expired. The Merger is expected to close in the first quarter of 2027, subject to the receipt of required regulatory approvals and satisfaction of other customary closing conditions specified in the Merger Agreement.
On October 27, 2026, Olin executed a second amendment to its existing 2025 Senior Credit Facility (see definitions related to Olin’s existing 2025 Senior Credit Facility within Note 10, “Debt”), and as previously amended, the Senior Secured Credit Facility, which will provide for a $2,500.0 million senior secured credit facility (the OlinHuntsman Credit Facility) on the closing date of the Merger (the Closing Date), subject to consummation of the Merger and the satisfaction or waiver of certain customary closing conditions set forth in the second amendment. The OlinHuntsman Credit Facility provides OlinHuntsman with a new term loan facility with aggregate commitments of $750.0 million (OlinHuntsman Term Loan), which will replace our existing $650.0 million Secured Term Loan Facility, and a revolving credit facility with aggregate commitments of $1,750.0 million (OlinHuntsman Revolver), which will replace our existing $1,200.0 million Senior Secured Revolving Credit Facility and Huntsman’s existing revolving credit facility. The OlinHuntsman Term Loan requires principal amortization payments beginning with the first full fiscal quarter ending after the Closing Date, at a rate of 1.250% per quarter through the fiscal quarter that includes the fourth annual anniversary of the Closing Date, increasing to 1.875% per quarter thereafter until maturity. The OlinHuntsman Credit Facility is scheduled to mature on the date that is five years after the Closing Date.
The amendment requires that the obligations under the OlinHuntsman Credit Facility be guaranteed by certain of our subsidiaries, including certain subsidiaries of Huntsman. The obligations under the OlinHuntsman Credit Facility are also secured by first priority liens on certain assets of Olin and the guarantors, subject to customary exceptions.
Under the OlinHuntsman Credit Facility, we may select various floating rate borrowing options. The actual interest rate paid on borrowings under the OlinHuntsman Credit Facility is based on a pricing grid which is dependent upon the net leverage ratio as calculated under the terms set forth in the OlinHuntsman Credit Facility for the prior fiscal quarter. The OlinHuntsman Credit Facility includes various customary restrictive covenants, including restrictions related to the ratio of secured debt to earnings before interest expense, taxes, depreciation and amortization (net leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).
The OlinHuntsman Term Loan is expected to be fully drawn on the Closing Date. The proceeds of the OlinHuntsman Term Loan and of any revolving loans made on that date are expected to be used to refinance the loans and commitments outstanding under the Senior Secured Credit Facility, to repay all amounts outstanding under and terminate Huntsman’s existing revolving credit facility and to pay related fees and expenses.
For the three and nine months ended September 30, 2026, we incurred acquisition-related costs of $13.7 million and $24.3 million, respectively, which included costs associated with advisory, legal, accounting, and other professional fees.
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
Pretax restructuring charges related to these actions include facility exit costs, lease and other contract termination costs, employee severance and related benefits costs and the write-off of equipment and facilities. The following table summarizes the restructuring activity by component and the remaining balances in accrued restructuring costs as of September 30, 2026 and 2025:

	Employee Severance and Related Benefit Costs	Lease and Other Contract Termination Costs	Facility Exit Costs	Write-off of Equipment and Facility	Total
Restructuring Reserve Rollforward	($ in millions)
Balance at January 1, 2025	$3.1	$5.2	$—	$—	$8.3
Restructuring charges:
First quarter	1.6	0.2	2.2	—	4.0
Second quarter	3.8	—	3.6	—	7.4
Third quarter	0.6	—	2.3	—	2.9
Amounts utilized	(4.2)	(1.7)	(8.1)	—	(14.0)
Balance at September 30, 2025	$4.9	$3.7	$—	$—	$8.6

Balance at January 1, 2026	$11.8	$6.7	$—	$—	$18.5
Restructuring charges:
First quarter	4.1	0.1	4.1	0.8	9.1
Second quarter	—	—	8.9	1.6	10.5
Third quarter	—	0.2	1.5	—	1.7
Amounts utilized	(6.5)	(2.4)	(14.5)	(2.4)	(25.8)
Balance at September 30, 2026	$9.4	$4.6	$—	$—	$14.0
The following table summarizes the cumulative restructuring charges for each segment related to the restructuring and optimization efforts summarized above, by component, through September 30, 2026:

	Chlor Alkali Products and Vinyls	Epoxy	Other	Total
Cumulative Restructuring Charges	($ in millions)
Write-off of equipment and facility	$61.6	$24.9	$—	$86.5
Employee severance and related benefit costs	12.5	20.6	3.1	36.2
Facility exit costs	74.3	38.8	—	113.1
Lease and other contract termination costs	6.9	38.5	—	45.4
Total cumulative restructuring charges	$155.3	$122.8	$3.1	$281.2
As of September 30, 2026, we have incurred cumulative restructuring-related cash expenditures of $180.7 million and non-cash charges of $86.5 million related to our restructuring actions. The remaining accrued restructuring liability of $14.0 million is expected to be paid out through 2030. We expect to incur additional restructuring charges through 2030 of approximately $70 million related to these actions.
NOTE 5. EARNINGS PER SHARE
Basic and diluted net income (loss) attributable to Olin Corporation per share are computed by dividing net income (loss) attributable to Olin Corporation by the weighted-average number of common shares outstanding. Diluted net income (loss) attributable to Olin Corporation per share reflects the dilutive effect of stock-based compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Computation of Earnings (Loss) per Share	(In millions, except per share data)
Net income (loss) attributable to Olin Corporation	$14.4	$42.8	$(81.9)	$42.9

Weighted-average common shares - basic	114.0	114.4	113.9	114.9
Dilutive effect of stock-based compensation	1.0	0.7	—	0.7
Weighted-average common shares - diluted	115.0	115.1	113.9	115.6

Earnings (loss) per common share attributable to Olin Corporation:
Basic	$0.13	$0.37	$(0.72)	$0.37
Diluted	$0.13	$0.37	$(0.72)	$0.37
The computation of dilutive shares does not include 3.5 million and 3.8 million shares for the three months ended September 30, 2026 and 2025, respectively, and 4.6 million and 3.8 million shares for the nine months ended September 30, 2026 and 2025, respectively, as their effect would have been anti-dilutive.
NOTE 6. ACCOUNTS RECEIVABLE
Our condensed balance sheets include the following amounts within receivables, net:

	September 30, 2026	December 31, 2025	September 30, 2025
Receivables, Net	($ in millions)
Allowance for doubtful accounts receivable	$11.6	$12.2	$12.3
Other receivables(1)	109.0	82.4	92.8
(1)    Other receivables primarily relates to indirect taxes in foreign jurisdictions.
NOTE 7. INVENTORIES
Inventories consisted of the following:

	September 30, 2026	December 31, 2025	September 30, 2025
Inventories	($ in millions)
Supplies	$162.7	$156.2	$155.5
Raw materials	214.8	204.7	200.9
Work in process	198.9	178.1	219.7
Finished goods	488.8	413.9	541.5
Inventories excluding LIFO reserve	1,065.2	952.9	1,117.6
LIFO reserve	(203.0)	(168.4)	(150.7)
Inventories, net	$862.2	$784.5	$966.9
Inventories under the last-in, first-out (LIFO) method are based on annual estimates of quantities and costs as of year-end; therefore, the condensed financial statements at September 30, 2026, reflect certain estimates relating to inventory quantities and costs at December 31, 2026. The replacement cost of our inventories would have been approximately $203.0 million, $168.4 million and $150.7 million higher than reported at September 30, 2026, December 31, 2025 and September 30, 2025, respectively.

NOTE 8. OTHER ASSETS
Included in other assets were the following:

	September 30, 2026	December 31, 2025	September 30, 2025
Other Assets	($ in millions)
Supply contracts	$937.6	$996.0	$986.4
Pension assets	132.9	106.8	69.1
Investments in non-consolidated affiliates	19.4	21.3	21.8
Other	68.6	85.9	93.1
Other assets	$1,158.5	$1,210.0	$1,170.4
Amortization expense of $21.6 million and $20.9 million for the three months ended September 30, 2026 and 2025, respectively, and amortization expense of $65.0 million and $62.7 million for the nine months ended September 30, 2026 and 2025, respectively, was recognized within cost of goods sold related to our supply contracts and is reflected in depreciation and amortization on the condensed statements of cash flows. Our long-term supply contracts are monitored for impairment each reporting period.
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
The following table summarizes our investments in non-consolidated affiliates included in other assets:

	Nine Months Ended September 30,
	2026	2025
Investments in Non-consolidated Affiliates	($ in millions)
Balance at beginning of year	$21.3	$23.0
Capital contributions	1.9	1.6
Losses of non-consolidated affiliates(1)	(3.8)	(2.8)
Balance at end of period	$19.4	$21.8
(1)For the nine months ended September 30, 2026 and 2025, losses of non-consolidated affiliates excludes $0.5 million and $0.4 million, respectively, of pretax income for Olin’s portion of the investment tax credit, which is the basis difference between our equity ownership of Hidrogenii and Olin’s investment, and will be recognized over the useful life of the underlying operational assets.

NOTE 9. GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying value of goodwill were as follows:

	Chlor Alkali Products and Vinyls	Epoxy	Winchester	Total
Goodwill	($ in millions)
Balance at January 1, 2025(1)	$1,276.4	$144.8	$2.4	$1,423.6
Acquisition activity	—	—	2.4	2.4
Foreign currency translation adjustment	(0.1)	—	—	(0.1)
Balance at September 30, 2025(1)	$1,276.3	$144.8	$4.8	$1,425.9

Balance at January 1, 2026(1)	$1,276.3	$144.8	$6.5	$1,427.6
Foreign currency translation adjustment	—	—	—	—
Balance at September 30, 2026(1)	$1,276.3	$144.8	$6.5	$1,427.6
(1)Includes cumulative goodwill impairment of $557.6 million and $142.2 million in Chlor Alkali Products and Vinyls and Epoxy, respectively.
Intangible assets consisted of the following:

	September 30, 2026			December 31, 2025			September 30, 2025
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Intangible Assets	($ in millions)
Customers, customer contracts and relationships	$521.1	$(382.4)	$138.7	$524.4	$(358.4)	$166.0	$677.2	$(502.3)	$174.9
Trade names	3.5	(1.5)	2.0	3.5	(1.2)	2.3	3.7	(1.1)	2.6
Acquired technology	11.3	(9.8)	1.5	11.3	(9.4)	1.9	96.6	(94.5)	2.1
Other	4.9	(0.7)	4.2	4.9	(0.7)	4.2	4.5	(0.7)	3.8
Total intangible assets	$540.8	$(394.4)	$146.4	$544.1	$(369.7)	$174.4	$782.0	$(598.6)	$183.4

NOTE 10. DEBT
Long-term loans, notes and other financing obligations, consisted of the following:

	September 30, 2026	December 31, 2025	September 30, 2025
Financing Obligations	($ in millions)
Fixed-rate Financing
5.625% senior notes, due 2029	$669.3	$669.3	$669.3
5.00% senior notes, due 2030	515.3	515.3	515.3
6.625% senior notes, due 2033 (2033 Notes)	600.0	600.0	600.0
Variable-rate Financing
Term Loan Facilities	528.1	637.8	641.9
Revolving Credit Facilities	170.0	—	30.0
2024 Receivables Financing Agreement	465.0	340.0	470.0
Recovery zone bonds	83.0	83.0	83.0
Industrial development and environmental improvement obligations	—	—	2.9
Other
Deferred debt issuance costs	(17.6)	(18.1)	(19.0)
Total debt	3,013.1	2,827.3	2,993.4
Amounts due within one year	—	109.7	19.2
Total long-term debt	$3,013.1	$2,717.6	$2,974.2
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
On February 19, 2026, we executed an amendment to the 2025 Senior Credit Facility (Senior Secured Credit Facility) which, among other things, modified the financial covenants to be less restrictive and incorporated guarantees and collateral by certain of our domestic subsidiaries. The Senior Secured Credit Facility maintained the 2025 Term Loan Facility, as amended (Secured Term Loan Facility, and collectively with the 2025 Term Loan Facility and the 2022 Term Loan Facility, the Term Loan Facilities), and the 2025 Revolving Credit Facility, as amended (Senior Secured Revolving Credit Facility, and collectively with the 2025 Revolving Credit Facility and 2022 Revolving Credit Facility, the Revolving Credit Facilities). The amendment required prepayment of all remaining scheduled principal amortization payments under the Secured Term Loan Facility, which we satisfied using $109.7 million of borrowings under the Senior Secured Revolving Credit Facility. The maturity date for the Senior Secured Credit Facility remains March 14, 2030.
The Senior Secured Revolving Credit Facility includes a $100.0 million letter of credit subfacility. At September 30, 2026, we had $170.0 million of borrowings and $0.4 million of letters of credit issued under our Senior Secured Revolving Credit Facility and $1,029.6 million of undrawn commitments.
The obligations under the Senior Secured Credit Facility are guaranteed by certain of our domestic subsidiaries. The obligations under the Senior Secured Credit Facility are also secured by liens on substantially all of Olin’s and the subsidiary guarantors’ personal property (Collateral), other than certain principal properties and capital stock of subsidiaries, and subject to certain other exceptions. The covenant relief period under the Senior Secured Credit Facility will end on the earlier of September 30, 2027 or a date on which Olin elects, upon at least five business days’ written notice, to terminate the covenant relief period, at which time substantially all guarantees under the Senior Secured Credit Facility and liens on Collateral will be released automatically.
Under the Senior Secured Credit Facility, we may select various floating rate borrowing options. The actual interest rate paid on borrowings under the Senior Secured Credit Facility is based on a pricing grid which is dependent upon the net leverage ratio as calculated under the terms of the applicable facility for the prior fiscal quarter. The Senior Secured Credit Facility includes various customary restrictive covenants, including restrictions related to the ratio of consolidated total debt, net of unrestricted cash and cash equivalents, to earnings before interest expense, taxes, depreciation and amortization (net leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio). The calculation of consolidated total debt in our net leverage ratio excludes borrowings under the 2024 Receivables Financing Agreement (as defined below), up to a maximum of $425.0 million.
On March 14, 2025, Olin issued $600.0 million aggregate principal amount of 6.625% senior notes due April 1, 2033 (2033 Notes), in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. Interest on the 2033 Notes is paid semi-annually on April 1 and October 1.
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
As of September 30, 2026, no event of default had occurred under any of our outstanding debt agreements that would permit the acceleration of the debt if not cured, and we were in compliance with all covenants and restrictions under all our outstanding debt agreements. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As a result of our restrictive covenant related to the net leverage ratio, the maximum additional borrowings available to us could be limited in the future. The limitation, if an amendment or waiver from our lenders is not obtained, could restrict our ability to borrow the maximum amounts available under the Senior Secured Revolving Credit Facility and the 2024 Receivables Financing Agreement (as defined below). As of September 30, 2026, there were no covenants or other restrictions that limited our ability to borrow.
Receivables Financing Agreement
We maintain a $500.0 million receivables financing agreement (2024 Receivables Financing Agreement) that is scheduled to mature on November 19, 2027. Under the 2024 Receivables Financing Agreement, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the 2024 Receivables Financing Agreement incorporates the net leverage ratio covenant that is contained in the Senior Secured Credit Facility. As of September 30, 2026, we had $465.0 million drawn under the 2024 Receivables Financing Agreement, $662.2 million of our trade receivables were pledged as collateral and we had $34.0 million of additional borrowing capacity, which was limited by our borrowing base.
Financing Cash Flows
During the nine months ended September 30, 2026 and 2025, activity of our outstanding debt was as follows:

	Nine Months Ended September 30,
	2026	2025
Long-term Debt Borrowings (Repayments)	($ in millions)
Borrowings
Term Loan Facilities	$—	$650.0
Revolving Credit Facilities	401.6	610.0
2024 Receivables Financing Agreement	288.0	625.0
2033 Notes	—	600.0
Total borrowings	689.6	2,485.0
Repayments
Term Loan Facilities	(109.7)	(340.6)
Revolving Credit Facilities	(231.6)	(750.0)
2024 Receivables Financing Agreement	(163.0)	(630.0)
2025 Notes	—	(108.6)
2027 Notes	—	(500.0)
Total repayments	(504.3)	(2,329.2)
Long-term debt borrowings, net	$185.3	$155.8

Other Financing
Interest expense, net, for the nine months ended September 30, 2026 included $0.2 million for the write-off of unamortized deferred debt issuance costs associated with our first quarter 2026 Senior Secured Credit Facility financing transaction. Interest expense, net, for the nine months ended September 30, 2025 included $3.3 million for the write-off of unamortized deferred debt issuance costs and costs associated with our first quarter 2025 financing transactions, including the 2025 Senior Credit Facility, early redemption of the 2025 Notes and the 2027 Notes, and issuance of the 2033 Notes.
For the nine months ended September 30, 2026, we paid debt issuance costs of $2.1 million associated with the Senior Secured Credit Facility. For the nine months ended September 30, 2025, we paid debt issuance costs of $12.0 million associated with the 2033 Notes and the 2025 Senior Credit Facility.
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

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$1.0	$1.3	$0.2	$0.1
Interest cost	22.8	24.9	0.3	0.4
Expected return on plans’ assets	(29.7)	(31.7)	—	—
Amortization of prior service cost	(0.2)	(0.2)	—	0.3
Recognized actuarial loss	3.5	1.4	—	—
Net periodic benefit (income) cost	$(2.6)	$(4.3)	$0.5	$0.8

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Components of Net Periodic Benefit (Income) Cost	($ in millions)
Service cost	$3.0	$3.5	$0.5	$0.4
Interest cost	68.9	74.3	1.0	1.1
Expected return on plans’ assets	(89.5)	(95.1)	—	—
Amortization of prior service cost	(0.5)	(0.5)	0.1	0.1
Recognized actuarial loss	10.3	4.4	0.3	0.2
Net periodic benefit (income) cost	$(7.8)	$(13.4)	$1.9	$1.8
We made cash contributions to our international qualified defined benefit pension plans of $0.9 million and $0.6 million for the nine months ended September 30, 2026 and 2025, respectively.

NOTE 12. INCOME TAXES
The Company’s effective tax rate fluctuates from period to period based on several factors, including the geographic mix of earnings, the level of income or loss relative to available tax attributes, the recognition of valuation allowances in certain jurisdictions, and discrete tax items.
For the three months ended September 30, 2026, the Company recorded income before taxes of $17.1 million and an associated income tax provision of $2.7 million, resulting in an effective tax rate of 15.8%. The income tax provision for the three months ended September 30, 2026 was primarily attributable to the tax on income before taxes for the period and an expense from valuation allowances on state credits, partially offset by the impact from a higher estimated annual effective tax rate compared with the prior quarter. For the three months ended September 30, 2025, the Company recorded income before taxes of $41.5 million and an associated income tax benefit of $(2.2) million, resulting in a negative effective tax rate of (5.3)%. The income tax benefit for the three months ended September 30, 2025 was primarily attributable to Inflation Reduction Act (IRA) production tax credits, partially offset by a change in tax contingencies and tax on income before taxes for the period.
For the nine months ended September 30, 2026, the Company recorded the loss before taxes of $(97.4) million and an associated income tax benefit of $(15.5) million, resulting in an effective tax rate of 15.9%. The income tax benefit for the nine months ended September 30, 2026 was primarily attributable to tax on the loss before taxes for the period and IRA production tax credits recognized during the period, partially offset by an expense from prior year tax positions and an expense from valuation allowances on state credits. For the nine months ended September 30, 2025, the Company recorded income before taxes of $36.8 million and an associated income tax benefit of $(5.3) million, resulting in a negative effective tax rate of (14.4)%. The income tax benefit for the nine months ended September 30, 2025 was primarily attributable to IRA production tax credits recognized during the period, partially offset by a change in tax contingencies and tax on income before taxes for the period.
As of September 30, 2026, we had $23.7 million of gross unrecognized tax benefits, which would have impacted the effective tax rate, if recognized. The changes in amounts of unrecognized tax benefits were as follows:

	Nine Months Ended September 30,
	2026	2025
Unrecognized Tax Benefits	($ in millions)
Balance at beginning of year	$24.0	$21.1
Increases for prior year tax positions	0.9	11.7
Decreases for prior year tax positions	(0.7)	(0.5)
Increases for current year tax positions	0.2	0.9
Decreases due to tax settlements	(0.7)	(1.4)
Balance at end of period	$23.7	$31.8
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
For our primary tax jurisdictions, the tax years that remain subject to examination are as follows:

Tax Years
U.S. federal income tax	2022 - 2025
U.S. state income tax	2015 - 2025
Canadian federal income tax	2019 - 2025
Brazil	2019 - 2025
Germany	2022 - 2025
China	2016 - 2025
The Netherlands	2020 - 2025
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
Our contributions to the defined contribution plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Employee Retirement Savings Plan	($ in millions)
Company Contribution	$9.2	$9.7	$30.9	$29.8
Company Match	4.1	4.2	12.8	12.7
Total contributions	$13.3	$13.9	$43.7	$42.5
NOTE 14. STOCK-BASED COMPENSATION
Stock-based compensation granted includes stock options, performance share awards, restricted stock awards and deferred directors’ compensation. Stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock Compensation Expense	($ in millions)
Stock-based compensation	$7.2	$6.3	$24.1	$20.8
Mark-to-market adjustments	(3.1)	2.3	(4.2)	(3.4)
Total expense	$4.1	$8.6	$19.9	$17.4
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
During the nine months ended September 30, 2026 and 2025, Olin granted performance share awards of 666,872 and 573,479, respectively, at a weighted average grant date fair value per share of $25.80 and $27.46, respectively, or 103% and 99% of the grant date share price, respectively.

Restricted Stock Units
During the nine months ended September 30, 2026 and 2025, Olin granted restricted stock units of 505,595 and 529,283, respectively, at a weighted average grant date fair value per share of $24.88 and $26.15, respectively. The fair value of each restricted stock unit was estimated on the date of grant using the current stock price. The awards typically vest ratably, on an annual basis, over three years, but not less than one year.
Stock Options
During the nine months ended September 30, 2026 and 2025, Olin granted no stock options.
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
During the nine months ended September 30, 2025, 1.7 million shares of common stock were repurchased and retired at a total value of $40.4 million. As of September 30, 2026, a cumulative total of 27.4 million shares of common stock have been repurchased and retired at a total value of $1,351.1 million under the 2022 Repurchase Authorization program, and $648.9 million of common stock remained authorized to be repurchased under the 2022 Repurchase Authorization program. As of September 30, 2026, there have been no repurchases under the 2024 Repurchase Authorization program and $1.3 billion remained available.
We issued 0.2 million and less than 0.1 million shares representing stock options exercised for the nine months ended September 30, 2026 and 2025, respectively, with a total value of $3.0 million and $2.1 million, respectively.

The following table represents the activity included in accumulated other comprehensive loss:

	Foreign Currency Translation	Cash Flow Hedges	Pension and Postretirement Benefits	Total
Accumulated Other Comprehensive Loss	($ in millions)
Balance at January 1, 2025	$(45.9)	$7.8	$(412.0)	$(450.1)
Unrealized (losses) gains
First quarter	(1.2)	34.4	—	33.2
Second quarter	(2.2)	(13.5)	—	(15.7)
Third quarter	(9.6)	(11.3)	—	(20.9)
Reclassification adjustments of (gains) losses into income
First quarter	—	(8.1)	1.2	(6.9)
Second quarter	—	(12.8)	1.5	(11.3)
Third quarter	—	8.5	1.5	10.0
Tax (provision) benefit
First quarter	—	(6.5)	(0.3)	(6.8)
Second quarter	—	6.5	(0.3)	6.2
Third quarter	—	0.6	(0.5)	0.1
Net change	(13.0)	(2.2)	3.1	(12.1)
Balance at September 30, 2025	$(58.9)	$5.6	$(408.9)	$(462.2)

Balance at January 1, 2026	$(52.2)	$5.9	$(368.2)	$(414.5)
Unrealized gains (losses)
First quarter	0.9	(5.6)	—	(4.7)
Second quarter	1.8	0.2	—	2.0
Third quarter	5.1	0.8	—	5.9
Reclassification adjustments of (gains) losses into income
First quarter	—	(3.9)	3.2	(0.7)
Second quarter	—	1.7	3.7	5.4
Third quarter	—	2.2	3.3	5.5
Tax benefit (provision)
First quarter	—	2.3	(0.8)	1.5
Second quarter	—	(0.5)	(0.9)	(1.4)
Third quarter	—	(0.8)	(0.7)	(1.5)
Net change	7.8	(3.6)	7.8	12.0
Balance at September 30, 2026	$(44.4)	$2.3	$(360.4)	$(402.5)
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

	Three Months Ended September 30, 2026
	Chlor Alkali Products and Vinyls	Epoxy	Winchester	Corporate & Other	Totals
Segment Detail	($ in millions)
Sales	$850.8	$412.2	$484.7	$—	$1,747.7
Cost of goods sold	742.7	396.7	428.5	7.1	1,575.0
Gross margin	108.1	15.5	56.2	(7.1)	172.7
Other segment items	(36.8)	(14.9)	(22.4)	(25.2)	(99.3)
Restructuring charges	—	—	—	(1.7)	(1.7)
Acquisition-related costs	—	—	—	(13.7)	(13.7)
Other operating income	—	—	—	0.3	0.3
Interest expense, net	—	—	—	(44.5)	(44.5)
Non-operating pension income	—	—	—	3.3	3.3
Income (loss) before taxes	$71.3	$0.6	$33.8	$(88.6)	$17.1
Other Items
Depreciation and amortization expense	$91.1	$11.1	$9.0	$3.2	$114.4
Capital spending	22.8	2.0	9.1	—	33.9
Assets	5,060.1	922.1	838.7	584.8	7,405.7
Segment Sales by Geography
United States	$577.8	$208.7	$436.8	$—	$1,223.3
Europe	36.0	102.1	4.0	—	142.1
Other foreign	237.0	101.4	43.9	—	382.3
Total sales	$850.8	$412.2	$484.7	$—	$1,747.7

	Nine Months Ended September 30, 2026
	Chlor Alkali Products and Vinyls	Epoxy	Winchester	Corp/Other	Totals
Segment Detail	($ in millions)
Sales	$2,427.2	$1,189.9	$1,455.5	$—	$5,072.6
Cost of goods sold	2,196.3	1,131.1	1,306.2	20.3	4,653.9
Gross margin	230.9	58.8	149.3	(20.3)	418.7
Other segment items	(150.7)	(45.1)	(72.2)	(81.4)	(349.4)
Restructuring charges	—	—	—	(21.3)	(21.3)
Acquisition-related costs	—	—	—	(24.3)	(24.3)
Other operating income	—	—	—	0.4	0.4
Interest expense, net	—	—	—	(130.9)	(130.9)
Non-operating pension income	—	—	—	9.4	9.4
Income (loss) before taxes	$80.2	$13.7	$77.1	$(268.4)	$(97.4)
Other Items
Depreciation and amortization expense	$282.4	$34.7	$26.7	$9.9	$353.7
Capital spending	72.0	8.6	23.6	2.4	106.6
Assets	5,060.1	922.1	838.7	584.8	7,405.7
Segment Sales by Geography
United States	$1,687.0	$557.1	$1,336.2	$—	$3,580.3
Europe	95.7	304.8	45.5	—	446.0
Other foreign	644.5	328.0	73.8	—	1,046.3
Total sales	$2,427.2	$1,189.9	$1,455.5	$—	$5,072.6

	Three Months Ended September 30, 2025
	Chlor Alkali Products and Vinyls	Epoxy	Winchester	Corporate & Other	Totals
Segment Detail	($ in millions)
Sales	$924.0	$349.6	$439.6	$—	$1,713.2
Cost of goods sold	758.0	367.4	398.5	5.9	1,529.8
Gross margin	166.0	(17.8)	41.1	(5.9)	183.4
Other segment items	(38.4)	(14.4)	(21.8)	(24.5)	(99.1)
Restructuring charges	—	—	—	(2.9)	(2.9)
Other operating income	—	—	—	0.4	0.4
Interest expense, net	—	—	—	(45.2)	(45.2)
Non-operating pension income	—	—	—	4.9	4.9
Income (loss) before taxes	$127.6	$(32.2)	$19.3	$(73.2)	$41.5
Other Items
Depreciation and amortization expense	$109.0	$13.2	$7.8	$3.8	$133.8
Capital spending	56.2	3.3	10.3	1.3	71.1
Assets	5,203.8	923.8	924.5	548.8	7,600.9
Segment Sales by Geography
United States	$624.7	$139.5	$371.9	$—	$1,136.1
Europe	48.4	88.1	22.8	—	159.3
Other foreign	250.9	122.0	44.9	—	417.8
Total sales	$924.0	$349.6	$439.6	$—	$1,713.2

	Nine Months Ended September 30, 2025
	Chlor Alkali Products and Vinyls	Epoxy	Winchester	Corp/Other	Totals
Segment Detail	($ in millions)
Sales	$2,828.0	$1,012.5	$1,275.2	$—	$5,115.7
Cost of goods sold	2,431.8	1,052.5	1,143.7	17.5	4,645.5
Gross margin	396.2	(40.0)	131.5	(17.5)	470.2
Other segment items	(125.4)	(44.3)	(64.4)	(62.6)	(296.7)
Restructuring charges	—	—	—	(14.3)	(14.3)
Other operating income	—	—	—	0.2	0.2
Interest expense, net	—	—	—	(138.1)	(138.1)
Non-operating pension income	—	—	—	15.5	15.5
Income (loss) before taxes	$270.8	$(84.3)	$67.1	$(216.8)	$36.8
Other Items
Depreciation and amortization expense	$322.5	$39.1	$25.2	$9.1	$395.9
Capital spending	108.0	16.1	33.1	6.3	163.5
Assets	5,203.8	923.8	924.5	548.8	7,600.9
Segment Sales by Geography
United States	$1,935.8	$424.4	$1,115.0	$—	$3,475.2
Europe	123.6	283.3	55.8	—	462.7
Other foreign	768.6	304.8	104.4	—	1,177.8
Total sales	$2,828.0	$1,012.5	$1,275.2	$—	$5,115.7

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Segment Sales by Product Line	($ in millions)
Chlor Alkali Products and Vinyls
Caustic soda	$363.2	$410.2	$1,040.5	$1,232.1
Chlorine, chlorine-derivatives and other products	487.6	513.8	1,386.7	1,595.9
Total Chlor Alkali Products and Vinyls	850.8	924.0	2,427.2	2,828.0
Epoxy
Aromatics and allylics	169.8	128.5	486.6	400.3
Epoxy resins and formulated solutions	242.4	221.1	703.3	612.2
Total Epoxy	412.2	349.6	1,189.9	1,012.5
Winchester
Commercial	206.6	168.9	567.8	491.6
Military and law enforcement(1)	278.1	270.7	887.7	783.6
Total Winchester	484.7	439.6	1,455.5	1,275.2
Total sales	$1,747.7	$1,713.2	$5,072.6	$5,115.7
(1)    For the three months ended September 30, 2026 and 2025, revenue recognized over time represented $97.0 million and $90.4 million, respectively, and for the nine months ended September 30, 2026 and 2025, revenue recognized over time represented $330.0 million and $243.3 million, respectively, associated with governmental contracts within our Winchester business.

NOTE 17. ENVIRONMENTAL
We are party to various government and private environmental actions associated with past manufacturing facilities and former waste disposal sites. The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites as follows:

		September 30, 2026	December 31, 2025	September 30, 2025
Environmental Reserve	Balance Sheet Location	($ in millions)
Current reserve	Accrued Liabilities	$30.0	$30.0	$30.0
Long-term reserve	Other noncurrent liabilities	126.8	126.3	124.7
Total reserve		$156.8	$156.3	$154.7
Environmental provisions charged to income, which are included in cost of goods sold, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Environmental Expense	($ in millions)
Provisions charged to income	$5.6	$5.5	$16.5	$15.3
Insurance recoveries(1)	—	(1.0)	—	(1.0)
Environmental expense	$5.6	$4.5	$16.5	$14.3
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
After nearly three years of litigation, on February 10, 2026, the jury returned a verdict in favor of Shintech on its breach of contract claims. As a result of this verdict, the Company obtained new information related to this litigation loss contingency and recorded a pretax charge of $75.0 million in the fourth quarter of 2025 and $11.1 million in the first quarter of 2026, which is included in our condensed balance sheet under accrued liabilities. For the nine months ended September 30, 2026, we paid approximately $114 million to Shintech associated with the litigation matter and previously recorded accruals for a VCM pricing dispute with Shintech. On September 11, 2026, the court entered a final judgment that was consistent with amounts previously accrued by the Company for this matter. The Company does not currently expect to make additional material payments related to the matter during 2026. The timing of any future payment associated with the judgment will depend on the timing and resolution of the appellate process.
We, and our subsidiaries, are defendants in various other legal actions (including proceedings based on alleged exposures to asbestos and lawsuits related to the Merger) incidental to our past and current business activities. As of September 30, 2026, December 31, 2025 and September 30, 2025, our condensed balance sheets included accrued liabilities for these other legal actions of $17.2 million, $20.1 million and $18.7 million, respectively. These liabilities do not include costs associated with legal representation. Based on our analysis, and considering the inherent uncertainties associated with litigation, we do not believe that it is reasonably possible that these legal actions will materially adversely affect our financial position, cash flows or results of operations.

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
We actively manage currency exposures that are associated with net monetary asset positions, currency purchases and sales commitments denominated in foreign currencies and foreign currency denominated assets and liabilities created in the normal course of business. We enter into forward sales and purchase contracts to manage currency risk to offset our net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of our operations. All of the currency derivatives expire within one year and are for U.S. dollar (USD) equivalents. The counterparties to the forward contracts are large financial institutions; however, the risk of loss to us in the event of nonperformance by a counterparty could be significant to our financial position, cash flows or results of operations. We had outstanding forward contracts to sell foreign currency with notional values of $213.5 million, $134.0 million and $141.0 million as of September 30, 2026, December 31, 2025 and September 30, 2025, respectively.
Cash Flow Hedges
For derivative instruments that are designated and qualify as a cash flow hedge, the change in fair value of the derivative is recognized as a component of other comprehensive income (loss) until the hedged item is recognized in earnings.
We had the following notional amounts of outstanding commodity contracts that were entered into to hedge forecasted purchases:

	September 30, 2026	December 31, 2025	September 30, 2025
Commodity Notional Value	($ in millions)
Natural gas	$100.5	$93.9	$66.1
Ethane	42.8	34.7	37.4
Metals	105.2	90.0	130.7
Total notional	$248.5	$218.6	$234.2
As of September 30, 2026, the counterparties to these commodity contracts were Wells Fargo Bank, N.A., Citibank, N.A., JPMorgan Chase Bank, National Association, Toronto Dominion Bank and Bank of America Corporation, all of which are major financial institutions.
We use cash flow hedges for certain raw material and energy costs such as copper, zinc, ethane, electricity and natural gas to provide a measure of stability in managing our exposure to price fluctuations associated with forecasted purchases of raw materials and energy used in our manufacturing process. At September 30, 2026, we had open derivative contract positions through 2028. If all open futures contracts had been settled on September 30, 2026, we would have recognized a pretax gain of $3.2 million.
If commodity prices were to remain at September 30, 2026 levels, approximately $1.0 million of deferred gains, net of tax, would be reclassified into earnings during the next twelve months. The actual effect on earnings will be dependent on actual commodity prices when the forecasted transactions occur.
Fair Value Hedges
We use interest rate swaps as a means of managing interest expense and floating interest rate exposure to optimal levels. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. We include the gain or loss on the hedged items (fixed-rate borrowings) in the same line item, interest expense, net, as the offsetting loss or gain on the related interest rate swaps. There were no outstanding interest rate swaps at September 30, 2026, December 31, 2025 and September 30, 2025.
Financial Statement Impacts
We present our derivative assets and liabilities in our condensed balance sheets on a net basis whenever we have a legally enforceable master netting agreement with the counterparty to our derivative contracts. We use these agreements to manage and substantially reduce our potential counterparty credit risk.
The following table summarizes the location and fair value of the derivative instruments on our condensed balance sheets:

		September 30, 2026	December 31, 2025	September 30, 2025
	Balance Sheet Location	($ in millions)
Current Assets
Commodity contracts	Other current assets	$13.3	$20.5	$8.7
Foreign currency contracts	Other current assets	2.9	—	0.1
Noncurrent Assets
Commodity contracts	Other assets	2.0	3.3	2.6
Total derivative assets(1)		$18.2	$23.8	$11.4

Current Liabilities
Commodity contracts	Accrued liabilities	$12.0	$16.0	$3.9
Foreign currency contracts	Accrued liabilities	—	0.6	1.1
Noncurrent Liabilities
Commodity contracts	Other liabilities	0.1	—	—
Total derivative liabilities(1)		$12.1	$16.6	$5.0
(1)     Does not include the impact of cash collateral received from or provided to counterparties, if any.

The following table summarizes the effects of derivative instruments on our condensed statements of operations:

		Amount of Gain (Loss) for the
		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
	Location of Gain (Loss)	($ in millions)
Cash Flow Hedges
Commodity contracts	Other comprehensive income (loss)	$0.8	$(11.3)	$(4.6)	$9.6
Commodity contracts	Cost of goods sold	(2.2)	(8.5)	—	12.4
Not Designated as Hedging Instruments
Foreign exchange contracts	Selling and administrative	(1.0)	(3.5)	(9.1)	(17.8)
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
Based on the agreements with our various counterparties, cash collateral is required to be provided when the net fair value of the derivatives, with the counterparty, exceeds a specific threshold. If the threshold is exceeded, cash is either provided by the counterparty to us if the value of the derivatives is our asset, or cash is provided by us to the counterparty if the value of the derivatives is our liability. As of September 30, 2026, December 31, 2025 and September 30, 2025, this threshold was not exceeded. In all instances where we are party to a master netting agreement, we offset the receivable or payable recognized upon payment of cash collateral against the fair value amounts recognized for derivative instruments that have also been offset under such master netting agreements.
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
Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated fair values due to the short-term maturities of these instruments. Since our long-term debt instruments may not be actively traded, the inputs used to measure the fair value of our long-term debt are based on current market rates for debt of similar risk and maturities and is classified as Level 2 in the fair value measurement hierarchy. As of September 30, 2026, December 31, 2025 and

September 30, 2025, the fair value measurements of debt were $2,953.4 million, $2,834.3 million and $3,012.4 million, respectively.
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record assets and liabilities at fair value on a nonrecurring basis as required by ASC 820. There were no assets or liabilities measured at fair value on a nonrecurring basis as of September 30, 2026, December 31, 2025 or September 30, 2025.

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
EXECUTIVE SUMMARY
Overview
Net income (loss) for the three and nine months ended September 30, 2026 was $14.4 million and $(81.9) million, respectively, compared to $42.8 million and $42.9 million, for the prior year periods, respectively. The lower earnings for the three and nine months ended September 30, 2026 were primarily due to lower Chlor Alkali Products and Vinyls operating results, partially offset by improved operating results from our Epoxy and Winchester segments. Diluted net income (loss) per share was $0.13 and $(0.72) for the three and nine months ended September 30, 2026, respectively, compared to $0.37 for both prior year periods.
Chlor Alkali Products and Vinyls reported segment income of $71.3 million and $80.2 million for the three and nine months ended September 30, 2026, respectively. Segment results for the three and nine months ended September 30, 2026 were negatively impacted by $32.1 million and $72.2 million, respectively, from operating issues with the VCM plant at the Freeport, TX facility resulting in higher costs and reduced profit from lost sales. Chlor Alkali Products and Vinyls segment results for the three and nine months ended September 30, 2026 were impacted by lower sales volumes, higher raw material costs, primarily natural gas and electrical power costs, and lower operating costs as compared to the prior year comparable periods. The segment results for the three and nine months ended September 30, 2026 were also negatively impacted by a smaller benefit of production tax credits of $27.0 million and $12.1 million, respectively. In the third quarter of 2025, Olin determined that it qualified for the Section 45V clean hydrogen production tax credit under the Inflation Reduction Act (IRA) and recognized a pretax benefit of $32.0 million. The segment results for the nine months ended September 30, 2026 as compared to the prior year period also included lower product pricing and a $36.1 million charge associated with legacy litigation matters.
Epoxy reported segment income of $0.6 million and $13.7 million for the three and nine months ended September 30, 2026, respectively. Epoxy segment results for the three and nine months ended September 30, 2026 were higher than the comparable prior year periods primarily due to higher product pricing, increased volumes and lower operating costs, partially offset by higher raw material costs. Global epoxy demand remains weak, and our U.S. and European Epoxy businesses remain significantly challenged by subsidized Asian competition.
Winchester reported segment income of $33.8 million and $77.1 million for the three and nine months ended September 30, 2026, respectively. Winchester segment results for the three and nine months ended September 30, 2026 were higher than the comparable prior year periods primarily due to higher commercial ammunition pricing, higher volumes and improved military project revenue, partially offset by higher raw material costs, primarily commodity metals costs, and higher operating costs.
Proposed Merger
On June 15, 2026, Olin entered into a definitive agreement (the Merger Agreement) with Huntsman Corporation (Huntsman) to combine in an all-stock merger of equals transaction (the Merger) to form a combined company, OlinHuntsman Corporation.
Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of Huntsman common stock will be converted into the right to receive 0.5476 shares of Olin common stock. Upon completion of the Merger, existing Olin shareholders are expected to own approximately 54.5% of the combined company and existing Huntsman stockholders are expected to own approximately 45.5% of the combined company.
On August 25, 2026, the shareholders of Olin and stockholders of Huntsman each respectively approved the proposals necessary to complete the Merger. Additionally, the waiting period under the U.S. Hart-Scott-Rodino Act expired. The Merger is expected to close in the first quarter of 2027, subject to the receipt of required regulatory approvals and satisfaction of other customary closing conditions specified in the Merger Agreement.
For the three and nine months ended September 30, 2026, we incurred acquisition-related costs of $13.7 million and $24.3 million, respectively, which included costs associated with advisory, legal, accounting, and other professional fees.
On October 27, 2026, Olin executed a second amendment to its existing 2025 Senior Credit Facility (see definitions related to Olin’s existing 2025 Senior Credit Facility within Liquidity and Capital Resources), and as previously amended, the Senior Secured Credit Facility, which will provide for a $2,500.0 million senior secured credit facility (the OlinHuntsman Credit Facility) on the closing date of the Merger (the Closing Date), subject to consummation of the Merger and the satisfaction or waiver of certain customary closing conditions set forth in the second amendment. The OlinHuntsman Credit Facility provides OlinHuntsman with a new term loan facility with aggregate commitments of $750.0 million (OlinHuntsman Term Loan), which will replace our existing $650.0 million Secured Term Loan Facility, and a revolving credit facility with aggregate commitments of $1,750.0 million (OlinHuntsman Revolver), which will replace our existing $1,200 million Senior Secured Revolving Credit Facility and Huntsman’s existing revolving credit facility. The OlinHuntsman Term Loan requires principal amortization payments beginning with the first full fiscal quarter ending after the Closing Date, at a rate of 1.250% per quarter through the fiscal quarter that includes the fourth annual anniversary of the Closing Date, increasing to 1.875% per quarter thereafter until maturity. The OlinHuntsman Credit Facility is scheduled to mature on the date that is five years after the Closing Date.
The amendment requires that the obligations under the OlinHuntsman Credit Facility be guaranteed by certain of our subsidiaries, including certain subsidiaries of Huntsman. The obligations under the OlinHuntsman Credit Facility are also secured by first priority liens on certain assets of Olin and the guarantors, subject to customary exceptions.
Under the OlinHuntsman Credit Facility, we may select various floating rate borrowing options. The actual interest rate paid on borrowings under the OlinHuntsman Credit Facility is based on a pricing grid which is dependent upon the net leverage ratio as calculated under the terms set forth in the OlinHuntsman Credit Facility for the prior fiscal quarter. The OlinHuntsman Credit Facility includes various customary restrictive covenants, including restrictions related to the ratio of secured debt to earnings before interest expense, taxes, depreciation and amortization (net leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio).
The OlinHuntsman Term Loan is expected to be fully drawn on the Closing Date. The proceeds of the OlinHuntsman Term Loan and of any revolving loans made on that date are expected to be used to refinance the loans and commitments outstanding under the Senior Secured Credit Facility, to repay all amounts outstanding under and terminate Huntsman’s existing revolving credit facility and to pay related fees and expenses.
Liquidity
On February 19, 2026, we executed an amendment to our existing $1,850.0 million senior credit facility (Senior Secured Credit Facility) which, among other things, modified the financial covenants to be less restrictive and incorporated guarantees and collateral by certain of our domestic subsidiaries. The maturity date for the Senior Secured Credit Facility remains March 14, 2030.
During the nine months ended September 30, 2026, we had net borrowings of $185.3 million, with $170.0 million borrowed under our Senior Secured Revolving Credit Facility (defined within Liquidity and Capital Resources), which was partially used to satisfy the $109.7 million remaining principal amortization payments under the Secured Term Loan Facility (defined within Liquidity and Capital Resources).
International Trade
Tariffs and trade flows continue to influence the demand outlook amid varying market responses. Following the February 20, 2026, U.S. Supreme Court ruling that struck down broad emergency‑based tariffs issued under the International Emergency Economic Powers Act (IEEPA), the U.S. administration has utilized other trade authorities, including Section 301 investigations and related tariff actions, and additional changes to U.S. trade policy remain possible. While certain importers have pursued recovery claims related to previously assessed IEEPA duties, we have not experienced a material financial impact from such claims or recovery opportunities. We continue to monitor the direct and indirect impact from tariffs on goods being imported into the United States and the competitiveness of our export products in markets that implement retaliatory tariffs.

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
CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in millions, except per share data)
Sales	$1,747.7	$1,713.2	$5,072.6	$5,115.7
Cost of goods sold	1,575.0	1,529.8	4,653.9	4,645.5
Gross margin	172.7	183.4	418.7	470.2
Selling and administrative	98.4	98.1	346.1	294.3
Restructuring charges	1.7	2.9	21.3	14.3
Acquisition-related costs	13.7	—	24.3	—
Other operating income	0.3	0.4	0.4	0.2
Operating income	59.2	82.8	27.4	161.8
Losses of non-consolidated affiliates	(0.9)	(1.0)	(3.3)	(2.4)
Interest expense, net	(44.5)	(45.2)	(130.9)	(138.1)
Non-operating pension income	3.3	4.9	9.4	15.5
Income (loss) before taxes	17.1	41.5	(97.4)	36.8
Income tax provision (benefit)	2.7	(2.2)	(15.5)	(5.3)
Net income (loss)	14.4	$43.7	(81.9)	42.1
Net income (loss) attributable to noncontrolling interests	—	0.9	—	(0.8)
Net income (loss) attributable to Olin Corporation	$14.4	$42.8	$(81.9)	$42.9
Net income (loss) attributable to Olin Corporation per common share:
Basic	$0.13	$0.37	$(0.72)	$0.37
Diluted	$0.13	$0.37	$(0.72)	$0.37
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Sales for the three months ended September 30, 2026 were $1,747.7 million compared to $1,713.2 million in the same period last year, an increase of $34.5 million, or 2%. Epoxy sales increased by $62.6 million, primarily due to higher product pricing and higher volumes. Winchester sales increased by $45.1 million, primarily due to higher ammunition sales to commercial and military customers and increased military project revenue. Chlor Alkali Products and Vinyls sales decreased by $73.2 million primarily due to lower sales volumes, partially offset by higher pricing.

Gross margin decreased $10.7 million for the three months ended September 30, 2026 compared to the prior year period. Chlor Alkali Products and Vinyls gross margin decreased $57.9 million, primarily due to operating issues with the VCM plant at the Freeport, TX facility resulting in higher costs and reduced profit from lost sales and a lower benefit related to the 45V tax credits. Epoxy gross margin increased $33.3 million, primarily due to higher product pricing and volumes, and lower operating costs, partially offset by higher raw material costs. Winchester gross margin increased $15.1 million, primarily due to higher product pricing and higher volumes, partially offset by higher raw material and operating costs. Gross margin as a percentage of sales decreased to 10% during the three months ended September 30, 2026 from 11% during the three months ended September 30, 2025.
Selling and administrative expenses for the three months ended September 30, 2026 were $98.4 million, an increase of $0.3 million from the prior year period. The increase was primarily due to an unfavorable foreign currency impact of $5.6 million, partially offset by lower stock-based compensation costs of $4.5 million, which includes mark-to-market adjustments. Selling and administrative expenses as a percentage of sales were 6% for both the three months ended September 30, 2026 and 2025.
Restructuring charges for the three months ended September 30, 2026 and 2025 were $1.7 million and $2.9 million, respectively. Restructuring charges include facility exit costs, lease and other contract termination costs, employee severance and related benefits costs, and the write off of equipment and facilities.
Acquisition-related costs for the three months ended September 30, 2026 of $13.7 million included costs associated with advisory, legal, accounting, and other professional fees associated with Olin’s pending Merger with Huntsman.
Losses of non-consolidated affiliates relate to Olin’s equity share of the Hidrogenii, LLC joint venture.
Interest expense, net for the three months ended September 30, 2026 was $44.5 million compared to $45.2 million in the prior year period, a decrease of $0.7 million, primarily due to lower average interest rates.
Non-operating pension income includes all components of pension and other postretirement net periodic benefit (income) cost, other than service costs. Non-operating pension income was lower for the three months ended September 30, 2026 compared to the prior year period primarily due to higher actuarial losses recognized to income.
The Company’s effective tax rate fluctuates from period to period based on several factors, including the geographic mix of earnings, the level of income or loss relative to available tax attributes, the recognition of valuation allowances in certain jurisdictions, and discrete tax items. For the three months ended September 30, 2026, the Company recorded income before taxes of $17.1 million and an income tax provision of $2.7 million, resulting in an effective tax rate of 15.8%. The income tax provision for the three months ended September 30, 2026 was primarily attributable to the tax on income before taxes for the period and an expense from valuation allowances on state credits, partially offset by the impact from a higher estimated annual effective tax rate compared with the prior quarter. For the three months ended September 30, 2025, the Company recorded income before taxes of $41.5 million and an associated income tax benefit of $(2.2) million, resulting in a negative effective tax rate of (5.3)%. The income tax benefit for the three months ended September 30, 2025 was primarily attributable to IRA production tax credits, partially offset by a change in tax contingencies and tax on income before taxes for the period.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Sales for the nine months ended September 30, 2026 were $5,072.6 million compared to $5,115.7 million in the same period last year, a decrease of $43.1 million, or 1%. Chlor Alkali Products and Vinyls sales decreased by $400.8 million primarily due to lower volumes and pricing. Winchester sales increased by $180.3 million, primarily due to higher ammunition sales to military and commercial customers and increased military project revenue. Epoxy sales increased by $177.4 million, primarily due to higher volumes and pricing.
Gross margin decreased $51.5 million for the nine months ended September 30, 2026 compared to the prior year period. Chlor Alkali Products and Vinyls gross margin decreased $165.3 million, primarily due to operating issues with the VCM plant at the Freeport, TX facility resulting in higher costs and reduced profit from lost sales, lower product volumes and pricing, and higher raw material costs, partially offset by lower operating costs. Epoxy gross margin increased $98.8 million, primarily due to lower operating costs and higher product volumes and pricing, partially offset by higher raw material costs. Winchester gross margin increased $17.8 million, primarily due to higher pricing and sales volumes, partially offset by higher raw material and operating costs. Gross margin as a percentage of sales decreased to 8% during the nine months ended September 30, 2026 from 9% during the nine months ended September 30, 2025.

Selling and administrative expenses for the nine months ended September 30, 2026 were $346.1 million, an increase of $51.8 million from the prior year period. The increase was primarily due to higher legal and legal-related settlement expenses of $41.7 million, which includes a first quarter 2026 charge of $36.1 million associated with legacy litigation matters, an unfavorable foreign currency impact of $15.0 million and higher stock-based compensation costs of $2.5 million, which includes mark-to-market adjustments. Selling and administrative expenses as a percentage of sales were 7% and 6% for the nine months ended September 30, 2026 and 2025, respectively.
Restructuring charges for the nine months ended September 30, 2026 and 2025 were $21.3 million and $14.3 million, respectively. Restructuring charges include facility exit costs, lease and other contract termination costs, employee severance and related benefits costs, and the write off of equipment and facilities.
Acquisition-related costs for the nine months ended September 30, 2026 of $24.3 million included costs associated with advisory, legal, accounting, and other professional fees associated with Olin’s pending Merger with Huntsman.
Losses of non-consolidated affiliates relate to Olin’s equity share of the Hidrogenii, LLC joint venture.
Interest expense, net, for the nine months ended September 30, 2026 and 2025 was $130.9 million and $138.1 million, respectively, which included $0.2 million and $3.3 million, respectively, for the write-off of unamortized deferred debt issuance costs associated with financing transactions. Without these items, interest expense, net, for the nine months ended September 30, 2026 decreased $4.1 million from the comparable prior year period, primarily due to lower average interest rates.
Non-operating pension income includes all components of pension and other postretirement net periodic benefit (income) cost, other than service costs. Non-operating pension income was lower for the nine months ended September 30, 2026 compared to the prior year period primarily due to higher actuarial losses recognized to income.
The Company’s effective tax rate fluctuates from period to period based on several factors, including the geographic mix of earnings, the level of income or loss relative to available tax attributes, the recognition of valuation allowances in certain jurisdictions, and discrete tax items. For the nine months ended September 30, 2026, the Company recorded the loss before taxes of $(97.4) million and an associated income tax benefit of $(15.5) million, resulting in an effective tax rate of 15.9%. The income tax benefit for the nine months ended September 30, 2026 was primarily attributable to tax on the loss before taxes for the period and IRA production tax credits recognized during the period, partially offset by an expense from prior year tax positions and an expense from valuation allowances on state credits. For the nine months ended September 30, 2025, the Company recorded income before taxes of $36.8 million and an associated income tax benefit of $(5.3) million, resulting in a negative effective tax rate of (14.4)%. The income tax benefit for the nine months ended September 30, 2025 was primarily attributable to IRA production tax credits recognized during the period, partially offset by a change in tax contingencies and tax on income before taxes for the period.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Segment Detail	($ in millions)
Sales
Chlor Alkali Products and Vinyls	$850.8	$924.0	$2,427.2	$2,828.0
Epoxy	412.2	349.6	1,189.9	1,012.5
Winchester	484.7	439.6	1,455.5	1,275.2
Total sales	$1,747.7	$1,713.2	$5,072.6	$5,115.7
Income (loss) before taxes
Chlor Alkali Products and Vinyls	$71.3	$127.6	$80.2	$270.8
Epoxy	0.6	(32.2)	13.7	(84.3)
Winchester	33.8	19.3	77.1	67.1
Corporate/other:
Environmental expense	(5.6)	(4.5)	(16.5)	(14.3)
Other corporate and unallocated costs	(26.7)	(25.9)	(85.2)	(65.8)
Restructuring charges	(1.7)	(2.9)	(21.3)	(14.3)
Acquisition-related costs	(13.7)	—	(24.3)	—
Other operating income	0.3	0.4	0.4	0.2
Interest expense, net	(44.5)	(45.2)	(130.9)	(138.1)
Non-operating pension income	3.3	4.9	9.4	15.5
Income (loss) before taxes	$17.1	$41.5	$(97.4)	$36.8
Chlor Alkali Products and Vinyls
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Chlor Alkali Products and Vinyls sales for the three months ended September 30, 2026 were $850.8 million compared to $924.0 million for the same period in 2025, a decrease of $73.2 million, or 8%. The sales decrease was due to lower sales volumes, primarily as a result of lower trading volumes associated with Blue Water Alliance, partially offset by higher pricing.
Chlor Alkali Products and Vinyls segment income was $71.3 million for the three months ended September 30, 2026 compared to $127.6 million for the same period in 2025, a decrease of $56.3 million. The decrease in segment income was primarily due to operating issues with the VCM plant at the Freeport, TX facility resulting in higher costs and reduced profit from lost sales ($32.1 million), a lower benefit primarily related to the 45V tax credit ($27.0 million), lower volumes ($7.5 million) and higher raw material costs ($4.8 million). These increases were partially offset by higher pricing ($8.0 million), primarily caustic soda and EDC, and lower operating costs ($7.1 million). Chlor Alkali Products and Vinyls segment results included depreciation and amortization expense of $91.1 million and $109.0 million for the three months ended September 30, 2026 and 2025, respectively.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Chlor Alkali Products and Vinyls sales for the nine months ended September 30, 2026 were $2,427.2 million compared to $2,828.0 million for the same period in 2025, a decrease of $400.8 million, or 14%. The sales decrease was due to lower sales volumes, primarily as a result of lower trading volumes associated with Blue Water Alliance, and lower pricing.
Chlor Alkali Products and Vinyls segment income was $80.2 million for the nine months ended September 30, 2026 compared to $270.8 million for the same period in 2025, a decrease of $190.6 million. The decrease in segment income was primarily due to operating issues with the VCM plant at the Freeport, TX facility resulting in higher costs and reduced profit from lost sales ($72.2 million), lower volumes ($55.3 million), lower pricing ($42.0 million), a charge associated with legacy litigation matters ($36.1 million), higher raw material costs ($32.1 million), primarily natural gas and electrical power costs, and a lower benefit primarily related to the 45V tax credit ($12.1 million). These decreases were partially offset by lower operating costs ($59.2 million). Chlor Alkali Products and Vinyls segment results included depreciation and amortization expense of $282.4 million and $322.5 million for the nine months ended September 30, 2026 and 2025, respectively.

Epoxy
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Epoxy sales for the three months ended September 30, 2026 were $412.2 million compared to $349.6 million for the same period in 2025, an increase of $62.6 million, or 18%. The sales increase was due to higher product pricing ($35.3 million), higher volumes ($26.5 million) and a favorable effect of foreign currency translation ($0.8 million).
Epoxy segment income was $0.6 million for the three months ended September 30, 2026 compared to segment loss of $(32.2) million for the same period in 2025. The increase in segment results of $32.8 million was due to higher product pricing ($35.3 million), lower operating costs ($20.0 million) and higher volumes ($15.8 million), partially offset by higher raw material costs ($38.3 million), primarily benzene and propylene. A significant percentage of our Euro denominated sales are from products manufactured within Europe. As a result, the impact of foreign currency translation on revenue is primarily offset by the impact of foreign currency translation on raw materials and manufacturing costs also denominated in Euros. Epoxy segment results included depreciation and amortization expense of $11.1 million and $13.2 million for the three months ended September 30, 2026 and 2025, respectively.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Epoxy sales for the nine months ended September 30, 2026 were $1,189.9 million compared to $1,012.5 million for the same period in 2025, an increase of $177.4 million, or 18%. The sales increase was due to higher volumes ($109.7 million), higher product pricing ($44.1 million) and a favorable effect of foreign currency translation ($23.6 million).
Epoxy segment income was $13.7 million for the nine months ended September 30, 2026 compared to segment loss of $(84.3) million for the same period in 2025. The increase in segment results of $98.0 million was due to lower operating costs ($59.5 million), higher product pricing ($44.1 million) and higher volumes ($27.5 million), partially offset by higher raw material costs ($33.1 million), primarily benzene and propylene. A significant percentage of our Euro denominated sales are from products manufactured within Europe. As a result, the impact of foreign currency translation on revenue is primarily offset by the impact of foreign currency translation on raw materials and manufacturing costs also denominated in Euros. Epoxy segment results included depreciation and amortization expense of $34.7 million and $39.1 million for the nine months ended September 30, 2026 and 2025, respectively.
Winchester
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Winchester sales were $484.7 million for the three months ended September 30, 2026 compared to $439.6 million for the same period in 2025, an increase of $45.1 million, or 10%. The sales increase was due to higher sales to commercial customers ($37.7 million), higher sales to military customers and military project revenue ($7.3 million) and higher sales to law enforcement agencies ($0.1 million).
Winchester segment income was $33.8 million for the three months ended September 30, 2026 compared to $19.3 million for the same period in 2025, an increase of $14.5 million. The increase in segment results was primarily due to higher product pricing ($20.4 million) and higher sales volumes and military project revenue ($12.5 million), partially offset by higher raw material and operating costs ($18.4 million), including commodity metal and propellant costs. Winchester segment income included depreciation and amortization expense of $9.0 million and $7.8 million for the three months ended September 30, 2026 and 2025, respectively.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Winchester sales were $1,455.5 million for the nine months ended September 30, 2026 compared to $1,275.2 million for the same period in 2025, an increase of $180.3 million, or 14%. The sales increase was due to higher sales to military customers and military project revenue ($108.7 million) and higher sales to commercial customers ($73.3 million), partially offset by lower sales to law enforcement agencies ($1.7 million).
Winchester segment income was $77.1 million for the nine months ended September 30, 2026 compared to $67.1 million for the same period in 2025, an increase of $10.0 million. The increase in segment results was primarily due to higher product pricing ($44.1 million) and higher sales volumes and military project revenue ($23.2 million), partially offset by higher raw material and operating costs ($57.3 million), including commodity metal and propellant costs. Winchester segment income included depreciation and amortization expense of $26.7 million and $25.2 million for the nine months ended September 30, 2026 and 2025, respectively.

Corporate/Other
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
For the three months ended September 30, 2026, charges to income for environmental investigatory and remedial activities were $5.6 million compared to $4.5 million for the three months ended September 30, 2025. These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites. For the three months ended September 30, 2025, environmental expense included $1.0 million of insurance recoveries for environmental costs incurred and expensed in prior periods.
For the three months ended September 30, 2026, other corporate and unallocated costs were $26.7 million compared to $25.9 million for the three months ended September 30, 2025, an increase of $0.8 million. The increase was primarily due to an unfavorable foreign currency impact ($5.6 million), partially offset by lower stock-based compensation costs ($4.5 million), which includes mark-to-market adjustments.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
For the nine months ended September 30, 2026, charges to income for environmental investigatory and remedial activities were $16.5 million compared to $14.3 million for the nine months ended September 30, 2025. These charges related primarily to expected future investigatory and remedial activities associated with past manufacturing operations and former waste disposal sites. For the nine months ended September 30, 2025, environmental expense included $1.0 million of insurance recoveries for environmental costs incurred and expensed in prior periods.
For the nine months ended September 30, 2026, other corporate and unallocated costs were $85.2 million compared to $65.8 million for the nine months ended September 30, 2025, an increase of $19.4 million. The increase was primarily due to an unfavorable foreign currency impact ($15.0 million) and higher stock-based compensation costs ($2.5 million), which includes mark-to-market adjustments.
Restructurings
Pretax restructuring charges related to our restructuring and optimization efforts include facility exit costs, lease and other contract termination costs, employee severance and related benefits costs and the write-off of equipment and facilities.
Pretax restructuring charges for the three and nine months ended September 30, 2026 and 2025, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restructuring Charges	($ in millions)
Restructuring charges	$1.7	$2.9	$21.3	$14.3
We have included additional information with respect to our restructuring charges within Item 1, within Note 4, “Restructuring Charges” of our notes to condensed financial statements.
As of September 30, 2026, the remaining accrued restructuring liability of $14.0 million is expected to be paid out through 2030 and we expect to incur additional restructuring charges through 2030 of approximately $70 million related to these actions.
OUTLOOK
We anticipate the fourth quarter market environment, typically the weakest seasonal quarter for our businesses, to be more difficult than usual. We expect our Chemicals businesses’ fourth quarter 2026 results to be lower than third quarter 2026, as a result of elevated year-end customer destocking, higher feedstock costs, continued pressure from subsidized Asian exports, and significant planned maintenance turnarounds. We expect our Winchester business fourth quarter results to decline from third quarter 2026 levels as a result of normal seasonality and higher commodity metal costs. Overall, we expect Olin’s fourth quarter 2026 operating results to be lower than our third quarter 2026 levels.
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
During 2026, we paid approximately $114 million to Shintech associated with the litigation matter discussed within Note 18 “Commitments and Contingencies,” of the notes to condensed financial statements, and previously recorded accruals for a VCM pricing dispute with Shintech. The Company does not currently expect to make additional material payments related to the matter during 2026.
In 2026, we currently expect our capital spending to be approximately $200 million. We expect 2026 depreciation and amortization expense to be approximately $470 million.
We currently believe the 2026 effective tax rate will be in the 15% to 25% range and we expect cash taxes to be a net payment of approximately $10 million.
ENVIRONMENTAL MATTERS
Environmental provisions charged to income, which are included in cost of goods sold, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Environmental Expense	($ in millions)
Provisions charged to income	$5.6	$5.5	$16.5	$15.3
Insurance recoveries(1)	—	(1.0)	—	(1.0)
Environmental expense	$5.6	$4.5	$16.5	$14.3
(1)     Insurance recoveries for costs incurred and expensed in prior periods.
The following table summarizes the environmental liability activity:

	Nine Months Ended September 30,
	2026	2025
Environmental Liabilities	($ in millions)
Balance at beginning of year	$156.3	$156.5
Charges to income	16.5	15.3
Remedial and investigatory spending	(16.0)	(17.1)
Balance at end of period	$156.8	$154.7
Environmental investigatory and remediation activities spending was associated with former waste disposal sites and past manufacturing operations. Spending in 2026 for investigatory and remedial efforts, the timing of which is subject to regulatory approvals and other uncertainties, is estimated to be approximately $30 million. Cash outlays for remedial and investigatory activities associated with former waste disposal sites and past manufacturing operations were not charged to income, but instead, were charged to reserves established for such costs identified and expensed to income in prior periods. Associated costs of investigatory and remedial activities are provided for in accordance with generally accepted accounting principles governing probability and the ability to reasonably estimate future costs. Our ability to estimate future costs depends on whether our investigatory and remedial activities are in preliminary or advanced stages. With respect to unasserted claims, we accrue liabilities for costs that, in our experience, we expect to incur to protect our interests against those unasserted claims. Our accrued liabilities for unasserted claims amounted to $2.8 million at September 30, 2026. With respect to asserted claims, we accrue liabilities based on remedial investigation, feasibility study, remedial action and operation, maintenance and monitoring (OM&M) expenses that, in our experience, we expect to incur in connection with the asserted claims. Required site OM&M expenses are estimated and accrued in their entirety for required periods not exceeding 30 years, which reasonably approximates the typical duration of long-term site OM&M. Charges to income for investigatory and remedial efforts may be material to our operating results in 2026.

The condensed balance sheets included reserves for future environmental expenditures to investigate and remediate known sites as follows:

		September 30, 2026	December 31, 2025	September 30, 2025
Environmental Reserve	Balance Sheet Location	($ in millions)
Current reserve	Accrued Liabilities	$30.0	$30.0	$30.0
Long-term reserve	Other noncurrent liabilities	126.8	126.3	124.7
Total reserve		$156.8	$156.3	$154.7
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
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Data

	Nine Months Ended September 30,
	2026	2025
Cash Provided by (Used for)	($ in millions)
Net operating activities	$69.7	$153.0
Capital expenditures	(106.6)	(163.5)
Business acquired in purchase transaction, net of cash acquired	—	(55.8)
Net investing activities	(109.7)	(225.6)
Long-term debt borrowings, net	185.3	155.8
Common stock repurchased and retired	—	(40.4)
Stock options exercised	3.0	2.1
Dividends paid	(68.3)	(68.8)
Distributions to noncontrolling interests	(31.3)	—
Net financing activities	86.6	36.7
Operating Activities
For the nine months ended September 30, 2026, net cash provided by operating activities decreased $83.3 million compared with the nine months ended September 30, 2025. The decrease was primarily due to lower operating results, partially offset by a smaller use of cash for working capital compared to the prior year period. For the nine months ended September 30, 2026, working capital increased $191.0 million compared to an increase of $264.9 million for the nine months ended September 30, 2025. Receivables increased $133.4 million, primarily due to the timing of sales during the third quarter 2026 compared to the fourth quarter 2025. Inventories increased by $81.0 million, which reflects normal seasonal growth. Accounts payable and accrued liabilities increased $5.6 million from December 31, 2025, which includes a decrease of approximately $114 million of previously accrued reserves for payments associated with a litigation matter discussed within Note 18 “Commitments and Contingencies,” of the notes to condensed financial statements.

Investing Activities
Capital spending was $106.6 million for the nine months ended September 30, 2026, compared to $163.5 million for the comparable period in 2025. For the full year 2026, we expect our capital spending to be in the $200 million range. Our capital spending forecast represents normal capital spending to maintain our current operating facilities. We expect 2026 depreciation and amortization expense to be in the $470 million range.
On April 18, 2025, Olin acquired AMMO, Inc.’s small caliber ammunition manufacturing assets for total consideration of $55.8 million. The acquisition was financed with cash on hand.
Financing Activities
During the nine months ended September 30, 2026 and 2025, activity of our outstanding debt was as follows:

	Nine Months Ended September 30,
	2026	2025
Long-term Debt Borrowings (Repayments)	($ in millions)
Borrowings
Term Loan Facilities	$—	$650.0
Revolving Credit Facilities	401.6	610.0
2024 Receivables Financing Agreement	288.0	625.0
6.625% senior notes, due 2033 (2033 Notes)	—	600.0
Total borrowings	689.6	2,485.0
Repayments
Term Loan Facilities	(109.7)	(340.6)
Revolving Credit Facilities	(231.6)	(750.0)
2024 Receivables Financing Agreement	(163.0)	(630.0)
9.50% senior notes, due 2025 (2025 Notes)	—	(108.6)
5.125% senior notes, due 2027 (2027 Notes)	—	(500.0)
Total repayments	(504.3)	(2,329.2)
Long-term debt borrowings, net	$185.3	$155.8
For the nine months ended September 30, 2026, we paid debt issuance costs of $2.1 million associated with the Senior Secured Credit Facility. For the nine months ended September 30, 2025, we paid debt issuance costs of $12.0 million associated with the 2033 Notes (as defined below) and the 2025 Senior Credit Facility (as defined below).
For the nine months ended September 30, 2025, 1.7 million shares of common stock were repurchased and retired at a total value of $40.4 million.
In connection with the continued cessation of our BWA joint venture, during the first quarter 2026, we paid a cash distribution of $31.3 million to Mitsui for the liquidation of BWA working capital.
We issued 0.2 million and less than 0.1 million shares representing stock options exercised for the nine months ended September 30, 2026 and 2025, respectively, with a total value of $3.0 million and $2.1 million, respectively.
The percentage of total debt to total capitalization increased to 63.7% as of September 30, 2026, from 60.2% as of December 31, 2025, as a result of lower shareholders’ equity, primarily due to our operating results, dividends paid, a distribution to our non-controlling interest, and a higher level of debt outstanding.
In the first three quarters of 2026 and 2025, we paid a quarterly dividend of $0.20 per share. Dividends paid for the nine months ended September 30, 2026 and 2025, were $68.3 million and $68.8 million, respectively.
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
On February 19, 2026, we executed an amendment to the 2025 Senior Credit Facility (Senior Secured Credit Facility) which, among other things, modified the financial covenants to be less restrictive and incorporated guarantees and collateral by certain of our domestic subsidiaries. The Senior Secured Credit Facility maintained the 2025 Term Loan Facility, as amended (Secured Term Loan Facility, and collectively with the 2025 Term Loan Facility and the 2022 Term Loan Facility, the Term Loan Facilities), and the 2025 Revolving Credit Facility, as amended (Senior Secured Revolving Credit Facility, and collectively with the 2025 Revolving Credit Facility and 2022 Revolving Credit Facility, the Revolving Credit Facilities). The amendment required prepayment of all remaining scheduled principal amortization payments under the Secured Term Loan Facility, which we satisfied using $109.7 million of borrowings under the Senior Secured Revolving Credit Facility. . The maturity date for the Senior Secured Credit Facility remains March 14, 2030. At September 30, 2026, we had $170.0 million of borrowings and $0.4 million of letters of credit issued under our Senior Secured Revolving Credit Facility and $1,029.6 million of undrawn commitments.
The obligations under the Senior Secured Credit Facility are guaranteed by certain of our domestic subsidiaries. The obligations under the Senior Secured Credit Facility are also secured by liens on substantially all of Olin’s and the subsidiary guarantors’ personal property (Collateral), other than certain principal properties and capital stock of subsidiaries, and subject to certain other exceptions. The covenant relief period under the Senior Secured Credit Facility will end on the earlier of September 30, 2027 or a date on which Olin elects, upon at least five business days’ written notice, to terminate the covenant relief period, at which time substantially all guarantees under the Senior Secured Credit Facility and liens on Collateral will be released automatically.
Under the Senior Secured Credit Facility, we may select various floating rate borrowing options. The actual interest rate paid on borrowings under the Senior Secured Credit Facility is based on a pricing grid which is dependent upon the net leverage ratio as calculated under the terms of the applicable facility for the prior fiscal quarter. The Senior Secured Credit Facility includes various customary restrictive covenants, including restrictions related to the ratio of consolidated total debt, net of unrestricted cash and cash equivalents, to earnings before interest expense, taxes, depreciation and amortization (net leverage ratio) and the ratio of earnings before interest expense, taxes, depreciation and amortization to interest expense (coverage ratio). The calculation of consolidated total debt in our net leverage ratio excludes borrowings under the 2024 Receivables Financing Agreement (as defined below), up to a maximum of $425.0 million.
On March 14, 2025, Olin issued $600.0 million aggregate principal amount of 6.625% senior notes due April 1, 2033 (2033 Notes), in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended. Interest on the 2033 Notes is paid semi-annually on April 1 and October 1.
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
As of September 30, 2026, no event of default had occurred under any of our outstanding debt agreements that would permit the acceleration of the debt if not cured, and we were in compliance with all covenants and restrictions under all our outstanding debt agreements. In the future, our ability to generate sufficient operating cash flows, among other factors, will determine the amounts available to be borrowed under these facilities. As a result of our restrictive covenant related to the net leverage ratio, the maximum additional borrowings available to us could be limited in the future. The limitation, if an amendment or waiver from our lenders is not obtained, could restrict our ability to borrow the maximum amounts available under the Senior Secured Revolving Credit Facility and the 2024 Receivables Financing Agreement (as defined below). As of September 30, 2026, there were no covenants or other restrictions that limited our ability to borrow.

We maintain a $500.0 million receivables financing agreement (2024 Receivables Financing Agreement) that is scheduled to mature on November 19, 2027. Under the 2024 Receivables Financing Agreement, our eligible trade receivables are used for collateralized borrowings and continue to be serviced by us. In addition, the 2024 Receivables Financing Agreement incorporates the net leverage ratio covenant that is contained in the Senior Secured Credit Facility. As of September 30, 2026, we had $465.0 million drawn under the 2024 Receivables Financing Agreement, $662.2 million of our trade receivables were pledged as collateral and we had $34.0 million of additional borrowing capacity, which was limited by our borrowing base.
At September 30, 2026, we had total letters of credit of $168.2 million outstanding, of which $0.4 million were issued under our Senior Secured Revolving Credit Facility. The letters of credit were used to support certain long-term debt obligations, workers compensation insurance policies, plant closure and post-closure obligations, international payment obligations and international pension funding requirements.
Our current debt structure is used to fund our business operations. As of September 30, 2026, we had long-term borrowings, including current installments, of $3,013.1 million, of which $1,246.1 million were at variable rates. Included within long-term borrowings on the condensed balance sheets were deferred debt issuance costs of $17.6 million as of September 30, 2026.
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
As of September 30, 2026, a cumulative total of 27.4 million shares of common stock have been repurchased and retired at a total value of $1,351.1 million under the 2022 Repurchase Authorization program, and $1,948.9 million of common stock remained authorized to be repurchased under the 2022 Repurchase Authorization and 2024 Repurchase Authorization programs.
We have registered the sale of an undetermined number of securities with the SEC, so that, from time-to-time, we may issue, offer and sell debt securities, preferred stock, common stock and/or warrants to purchase any such securities pursuant to a registration statement.
Credit Ratings
We receive ratings from three independent credit rating agencies: Fitch Ratings (Fitch), Moody’s Investors Service (Moody's) and Standard & Poor's (S&P). The following table summarizes our credit ratings as of September 30, 2026:

Credit Rating Agency	Long-term Rating	Outlook
Fitch Ratings	BB+	Rating Watch Positive
Moody’s Investors Service	Ba2	Negative
Standard & Poor’s	BB	Credit Watch Developing
Following the announcement of the Merger, each of the credit rating agencies published updated reports on the Company’s credit ratings. On June 17, 2026, Fitch revised its outlook from Negative to Rating Watch Positive, Moody’s affirmed Olin’s Ba2 rating and maintained its Negative outlook, and S&P revised its outlook from Negative to Credit Watch Developing.
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
New Accounting Pronouncements
Discussion of new accounting pronouncements can be referred to under Item 1, within Note 2, “Recent Accounting Pronouncements”of the notes to condensed financial statements.
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
Energy costs, including electricity and natural gas, and certain raw materials used in our production processes are subject to price volatility. Depending on market conditions, we may enter into futures contracts, forward contracts, commodity swaps and put and call option contracts in order to reduce the impact of commodity price fluctuations. As of September 30, 2026, we maintained open positions on commodity contracts with a notional value totaling $248.5 million ($218.6 million at December 31, 2025, and $234.2 million at September 30, 2025). Assuming a hypothetical 10% increase in commodity prices which are currently hedged, as of September 30, 2026, we would experience a $24.9 million ($21.9 million at December 31, 2025 and $23.4 million at September 30, 2025) increase in our cost of inventory purchased, which would be substantially offset by a corresponding increase in the value of related hedging instruments.
We transact business in various foreign currencies other than the USD which exposes us to movements in exchange rates which may impact revenue and expenses, assets and liabilities and cash flows. Our significant foreign currency exposure is denominated in European currencies, primarily the Euro, although exposures also exist in other currencies of Asia Pacific, Latin America, Middle East and Africa. For all derivative positions, we evaluated the effects of a 10% shift in exchange rates between those currencies and the USD, holding all other assumptions constant. Unfavorable currency movements of 10% would negatively affect the fair values of the derivatives held to hedge currency exposures by $21.3 million. These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.
We are exposed to changes in interest rates primarily as a result of our investing and financing activities. Our current debt structure is used to fund business operations, and commitments from banks under our Senior Secured Revolving Credit Facility and our 2024 Receivables Financing Agreement are additional sources of liquidity. As of September 30, 2026, December 31, 2025 and September 30, 2025, we had long-term borrowings, including current installments, of $3,013.1 million, $2,827.3 million and $2,993.4 million, respectively, of which $1,246.1 million, $1,060.8 million and $1,227.8 million at September 30, 2026, December 31, 2025 and September 30, 2025, respectively, were issued at variable rates. Included within long-term borrowings on the condensed balance sheets were deferred debt issuance costs.
Assuming no changes in the $1,246.1 million of variable-rate debt levels from September 30, 2026, we estimate that a hypothetical change of 100-basis points in the secured overnight financing rate (SOFR) would impact annual interest expense by $12.5 million.
If the actual changes in commodities, foreign currency, or interest pricing is substantially different than expected, the net impact of commodity risk, foreign currency risk, or interest rate risk on our cash flow may be materially different than that disclosed above.
We do not enter into any derivative financial instruments for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES
Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information Olin is required to disclose in the reports that it files or submits with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information we are required to disclose in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q includes forward-looking statements. These statements relate to analyses and other information that are based on management’s beliefs, certain assumptions made by management, forecasts of future results, and current expectations, estimates and projections about the markets and economy in which we and our various segments operate. These statements may include statements regarding the proposed Merger with Huntsman Corporation (Huntsman), the expected timetable for completing the Merger, benefits and synergies of the Merger, and future opportunities for the combined company following the Merger. The statements contained in this quarterly report on Form 10-Q that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties.
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
Risks Relating to the Proposed Merger with Huntsman
•factors relating to the satisfaction of the conditions to, and timely completion of, the proposed Merger with Huntsman, including required regulatory approvals;
•the possibility that the proposed Merger may not be completed on the anticipated terms, timing, or at all, including the possibility of circumstances that would require us to pay a termination fee;
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
•the Merger Agreement contains customary covenants that restrict our ability to undertake certain actions without Huntsman’s consent prior to closing, which may limit operational flexibility and the ability to pursue certain business opportunities during the pendency of the Merger; and
•the risk of litigation, regulatory proceedings relating to the proposed Merger, or the imposition of conditions, limitations, divestiture requirements or other remedies by governmental authorities.
All of our forward-looking statements should be considered in light of these factors. In addition, other risks and uncertainties not presently known to us or that we consider immaterial could affect the accuracy of our forward-looking statements.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Discussion of legal matters and contingencies can be referred to under Item 1, within Note 18, “Commitments and Contingencies,” of the notes to condensed financial statements.
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
ITEM 1A. RISK FACTORS
On June 15, 2026, Olin entered into a definitive agreement (the Merger Agreement) with Huntsman Corporation (Huntsman) to combine in an all-stock merger of equals transaction (the Merger) to form a combined company, OlinHuntsman Corporation. For additional information regarding the Merger, please see our Current Report on Form 8-K filed on June 16, 2026, our Registration Statement on Form S-4/A filed on July 10, 2026 (the Registration Statement) and declared effective by the SEC on July 13, 2026, and our Current Report on Form 8-K filed on August 18, 2026. In addition to the risks we identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, we have identified the following risks related to the pending Merger:
The Merger may not be completed on the currently anticipated timeline, or at all, and the Merger Agreement may be terminated in accordance with its terms.
Completion of the Merger remains subject to the satisfaction or waiver of customary closing conditions, receipt of required regulatory approvals and the satisfaction of other conditions specified in the Merger Agreement.
There can be no assurance that all required conditions will be satisfied (or waived) on a timely basis or at all, or that the Merger will be completed on the currently anticipated timeline. Delays in obtaining regulatory approvals, litigation relating to the Merger, the imposition of conditions, limitations, divestiture requirements or other remedies by governmental authorities, or the failure to satisfy other closing conditions could delay or prevent completion of the Merger. Purported shareholders of Olin and stockholders of Huntsman have filed lawsuits relating to the Merger, and additional lawsuits may be filed. In addition, the Merger Agreement may be terminated under specified circumstances, and Olin could be required to pay a termination fee of $121 million.
If the Merger is delayed or not completed, Olin may not realize the anticipated strategic, operational and financial benefits of the Merger, including expected synergies and other efficiencies, and Olin’s business, financial condition, results of operations and cash flows could be adversely affected.
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
Further, the Merger Agreement contains customary covenants that restrict Olin’s ability to undertake certain actions without Huntsman’s consent prior to closing, which may limit operational flexibility and the ability to pursue certain business opportunities during the pendency of the Merger.
Even if the Merger is completed, there can be no assurance that the anticipated strategic benefits, operational efficiencies, cost savings and other synergies expected from the Merger will be realized within the anticipated timeframe or at all. If the Merger is delayed, not completed or the anticipated benefits of the Merger are not realized, Olin’s business, financial condition, results of operations and cash flows could be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)    Not Applicable.
(b)    Not Applicable.
(c)    Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
July 1-31, 2026	—	$—	—	$1,948,897,034
August 1-31, 2026	—	$—	—	1,948,897,034
September 1-30, 2026	—	$—	—	1,948,897,034
Total				$1,948,897,034
(1)On December 11, 2024, our Board of Directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $1.3 billion (the 2024 Repurchase Authorization). This program will terminate upon the purchase of $1.3 billion of common stock. On July 28, 2022, our Board of Directors authorized a share repurchase program for the purchase of shares of common stock at an aggregate price of up to $2.0 billion (2022 Repurchase Authorization). This program will terminate upon the purchase of $2.0 billion of common stock. As of September 30, 2026, a cumulative total of 27.4 million shares of common stock have been repurchased and retired at a total value of $1,351.1 million under the 2022 Repurchase Authorization program, and $648.9 million of common stock remained authorized to be repurchased under the 2022 Repurchase Authorization program. As of September 30, 2026, there have been no repurchases under the 2024 Repurchase Authorization program and $1.3 billion remained available.
(2)Average price paid per share includes transaction costs including commissions and fees paid to acquire the shares and excludes costs accrued associated with 1% excise tax on the fair market value of stock repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
(a)    Not Applicable.
(b)    Not Applicable.
(c)    During the three months ended September 30, 2026, no director or officer of Olin adopted, terminated or modified a ‘Rule 10b5-1 trading arrangement’ or ‘non-Rule 10b5-1 trading arrangement,’ as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit	Exhibit Description
4.1
Fifteenth Amendment to Amended and Restated Credit and Funding Agreement, dated as of October 27, 2026, among Olin Corporation, Olin Winchester, LLC, the lenders party thereto and PNC Bank, National Association, as administrative agent — Exhibit 4.1 to Olin’s Form 8-K filed October 28, 2026*

10.1
Second Amendment to Credit Agreement, dated as of October 27, 2026, by and among Olin Corporation, the guarantors from time to time party thereto, the lenders from time to time party thereto, the issuing banks from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent — Exhibit 10.1 to Olin’s Form 8-K filed October 28, 2026*

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

Date: October 30, 2026